Form 10-K
period 1995-01-31
CASCADE CORP
filed 1995-04-07
CIK 18061

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K
     (MARK ONE)

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1995

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                          COMMISSION FILE NUMBER 2-23666
                               -------------------
                               CASCADE CORPORATION

                              AN OREGON CORPORATION
                I.R.S. EMPLOYER IDENTIFICATION NUMBER 93-0136592
                              2020 S.W. 4TH AVENUE
                             PORTLAND, OREGON 97201
                                  503-227-0024

- -------------------------------------------------------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                 Not applicable

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                      Common stock: Over the counter market
- -------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes   X    No
                                              -----     -----
     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1995: $159,131,228. As of this date there were 397 shareholders, including blocks of shares held by various depositories. It is the Company's belief that when the shares held by the depositories are attributed to the beneficial owners the total number of shareholders exceeds 1,500.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date: Common shares outstanding 12,009,904, net of treasury shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Definitive Proxy Statement dated April 7, 1995-Parts I and III
                   1994 Annual Report to Shareholders-Part II

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I                                                                PAGE
                                                                      ----
  ITEM 1.  BUSINESS                                                      1
              Products and Marketing                                     1
              Competition                                                1
              Customers and Suppliers                                    1
              Patents and Licenses                                       2
              Research and Development                                   2
              Foreign Operations                                         2

  ITEM 2.  PROPERTIES                                                    3

  ITEM 3.  LEGAL PROCEEDINGS                                             3
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS                                        3

PART II

  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS                                4

  ITEM 6.  SELECTED FINANCIAL DATA                                       4

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                        4

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   6
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                     6
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT            6

  ITEM 11. EXECUTIVE COMPENSATION                                        6
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT                                             6
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                6

PART IV

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K                                        7
SIGNATURES                                                               8


NOTE: All references to the fiscal year (i.e. Fiscal 1992, 1993 and 1994) refer to the period ended January 31 of the year subsequent to the fiscal year (i.e. January 31, 1993, January 31, 1994, and January 31, 1995).

                                     PART I
ITEM 1.  BUSINESS

PRODUCTS AND MARKETING
     Cascade Corporation and its subsidiaries ("the Company") are engaged in the business of designing, manufacturing and selling hydraulically actuated equipment used almost exclusively in materials handling applications. Products include lift truck attachments, masts, hose reels, hydraulic cylinders and replacement parts for the aforementioned products. The Company's manufacturing activities are conducted in its plants at Portland, Oregon; Springfield, Ohio; Warner Robins, Georgia and Westminster, South Carolina. Subsidiaries also conduct manufacturing activities in The Netherlands and the United Kingdom. Subsidiaries conduct sales, engineering and warehousing operations in Canada, Korea, Germany, France, Finland, Spain, Sweden, South Africa and Japan. Executive offices are in Portland, Oregon. There are 993 people employed by the Company and its subsidiaries.
     The Company manufactures an extensive line of hydraulically actuated attachments designed for mounting on industrial lift trucks. The primary function of these products is to increase the scope and efficiency of materials handling applications normally performed by lift trucks. The Company presently offers a wide variety of functionally different attachments, each of which has several models, capacities and optional combinations. These attachments have been designed to clamp, lift, rotate, push, pull, tilt and sideshift a variety of loads such as appliances, paper rolls, baled materials, textiles, beverage containers, drums, canned goods, bricks, masonry blocks, lumber, plywood and boxed, packaged, palletized and containerized products of virtually all types.
     During the last five years, attachments, masts and hose reels have accounted for 71% to 78% of the Company's consolidated sales. During this same period, hydraulic cylinders accounted for approximately 8% to 19% of the Company's consolidated sales. Replacement parts and other sales amounted to approximately 9% to 14% of total sales between 1990 and 1994.
     The Company's lift truck attachments, masts and hose reels are sold to equipment dealers and manufacturers. Products are marketed throughout the United States, Canada, Latin America, Europe, the Middle East, Australia, New Zealand, South Africa, and Asia.
     Hydraulic cylinders are used primarily as components to transmit power in lift trucks and other types of machinery and industrial equipment. A substantial number of cylinders are utilized in the Company's proprietary lift truck attachments and masts. In the United Kingdom, hydraulic cylinders are also sold to manufacturers of various types of materials handling and other mobile equipment, usually through negotiations with the customer's purchasing and engineering departments.

COMPETITION
     The Company believes that in all marketing areas, it is one of the leading independent suppliers of hydraulically actuated materials handling equipment designed for mounting on industrial lift trucks. Several of the lift truck manufacturers, who are customers of the Company, are also competitors in varying degrees to the extent that they manufacture a portion of their attachment requirements. Since the Company offers a broad line of attachments capable of supplying a significant part of the total requirements for the entire lift truck industry, it believes that its relatively high unit volume results in lower costs which would be difficult for any individual lift truck manufacturer to achieve.
     The Company's order backlog for all products at January 31, 1995, 1994 and 1993 was approximately $27,010,000, $16,520,000 and $11,730,000 respectively.
At January 31,1995 approximately 84% (83% and 87% at January 31, 1994 and 1993) of the order backlog was due for delivery within 60 days and substantially all within six months

CUSTOMERS AND SUPPLIERS
     Since the Company deals with lift truck manufacturers and their dealers, a substantial portion of its sales are made to the approximately ten major companies in the industry. NACCO Industries Inc., is the company's single largest customer. Sales to it and its subsidiaries, Hyster Company and Yale Materials Handling Inc., were 10.8%, 9.8% and 10.5% of consolidated sales during the years ended January 31, 1995, 1994 and 1993, respectively.

     The Company purchases materials and components necessary to produce its products from many different suppliers. The principal items purchased are rolled products from steel mills, unfinished castings and forgings, hydraulic motors and hardware items such as fasteners, rollers, hydraulic seals and hose assemblies. With few exceptions, all raw materials are available from several domestic and foreign suppliers.

PATENTS AND LICENSES
     Patents have been a relatively unimportant factor in the development of the Company's business. While the Company holds rights under numerous patents, it believes that the business is not, to any significant degree, dependent on any patent or group of patents.

RESEARCH AND DEVELOPMENT
     Most of the Company's research and product development activities are performed in a 28,000 square-foot product development center in Portland, Oregon. The corporate engineering staff develops and designs almost all the products sold by the Company. This staff numbers approximately 58 engineers and is continually involved in developing new products and applications in the materials handling field and improving existing product lines. Consolidated expenditures for engineering research and development activities in fiscal years ended January 31, 1995, 1994 and 1993 were approximately $4,500,000, $3,680,000 and $2,906,000, respectively. Substantially all such activities were sponsored by the Company and its subsidiaries.

FOREIGN OPERATIONS
     Cascade N.V. was organized in The Netherlands in 1958 and is engaged in the business of manufacturing and marketing hydraulically actuated lift truck attachments. This subsidiary presently has warehouse, sales and service facilities in Dusseldorf, Germany; Paris, France; Vantaa, Finland; Barcelona, Spain and Helsingborg, Sweden. Cascade N.V. and its subsidiaries have 196 employees.
     Cascade (U.K.) Ltd. was incorporated in the United Kingdom in 1967 and manufactures and markets hydraulic cylinders and lift truck attachments. This subsidiary employs 169 people.
     Cascade (Canada) Inc. was incorporated in Canada in 1970 and presently conducts marketing and limited engineering and manufacturing activities from Toronto, Ontario. This subsidiary presently employs 37 people.
     Cascade Corporation (Africa) Pty. Limited, employing 8 people, was organized in 1967 in South Africa and its activities consist of sales, engineering and warehousing.
     Cascade (Japan) Ltd. was incorporated under the laws of Oregon in 1967, and carries on engineering, sales and distribution activities in the Japanese domestic market. A portion of this subsidiary's sales are produced by local subcontractors. This subsidiary employs 25 people.
     Cascade Korea Limited was incorporated under the laws of the Republic of Korea in 1990. Its activities are limited to sales and service and employs 3 people.
     The Company is a joint venture partner in the People's Republic of China although its investment and the joint venture's contributions to sales and income are not material.
     There are no material risks attendant to the Company's foreign operations other than those incidental to the regular course of business. For further information about foreign operations, see Note 8 on page 15 of the 1994 Annual Report to Shareholders.

ITEM 2.   PROPERTIES

     The Company owns and leases various types of properties located throughout the continental United States, Europe, Canada, Australia, South Africa and Japan. Of the above mentioned properties, the following are considered principal facilities:

- -------------------------------------------------------------------------------------------------------
                                                  Building
                                                   Square       Land
Location                                           Footage    Acreage  Type of Activity
- -------------------------------------------------------------------------------------------------------
United States
    Portland, Oregon               Leased           6,000               Office
    Portland, Oregon               Owned          147,000        48     Manufacturing, Engineering
                                                                        Research, Office
    Springfield, Ohio              Owned          185,000        10     Manufacturing, Office
    Warner Robins, Georgia         Owned           62,000        20     Manufacturing, Office
    Westminster, South Carolina    Owned          110,000        52     Manufacturing, Office
Europe
    Almere, The Netherlands        Owned          129,000        3      Manufacturing,Office
    Almere, The Netherlands        Owned           18,000        1              *
    Diemen, The Netherlands        Owned           47,000        2              *
    Hoorn, The Netherlands         Owned           44,000        3      Manufacturing, Office
    Dusseldorf, Germany            Leased          15,000        2      Warehouse, Office
    Paris, France                  Owned            6,000        2      Warehouse, Office
    Newcastle, United Kingdom      Owned           88,000        8      Manufacturing, Office
    Sheffield, United Kingdom      Leased           5,500        1      Warehouse, Office
Other Foreign
    Toronto, Canada                Leased          42,000        1      Warehouse, Office
    Sydney, Australia              Owned            9,000        1      Warehouse, Office
    Johannesburg, South Africa     Leased          10,000        1      Warehouse, Office
    Osaka, Japan                   Leased          16,000        1      Warehouse, Office

*The former European headquarters in Almere and the former manufacturing facility in Diemen are currently held for investment purposes.
- -------------------------------------------------------------------------------------------------------

     Several subsidiary companies are parties to various leases of office and computer equipment, storage space and automobiles which are of minor consequence.

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company nor any of its subsidiaries are involved in any material pending legal proceedings other than litigation related to environmental matters or matters in the regular course of business. The Company and its subsidiaries are adequately insured against product liability, personal injury and property damage claims which may occasionally arise.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Incorporated by reference to definitive Proxy Statement dated April 7, 1995. No matters were submitted to a vote of security holders during the fourth quarter ended January 31, 1995.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     Incorporated by reference to 1994 Annual Report to Shareholders, Page 17.

ITEM 6.  SELECTED FINANCIAL DATA

     Incorporated by reference to 1994 Annual Report to Shareholders, Page 1.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW
     Earnings for 1994 (the year ended January 31, 1995) were substantially higher than either 1993 or 1992. Consolidated sales for 1994 totaled $183,365,000, an increase of 30% when compared to sales of $141,325,000 in 1993 and a 24% increase compared to 1992 sales of $148,435,000.

          In fiscal year 1994, North American sales of materials handling products were 33% greater than in 1993, reflecting extremely strong market conditions in the lift truck industry. Sales in Europe increased 34% over 1993, a result of substantially increased hydraulic cylinder shipments along with solid improvement in attachment sales in most European markets. Sales in Japan and South Africa were slightly lower than in 1993, reflecting continued weakness in those markets.

     Improved market penetration, record increases in lift truck sales and new product introductions have contributed to record results in our primary lift truck attachment business. While we see improvements in the important European market, we continue to face depressed business conditions in Japan, our other key international market. Due primarily to our strength in the domestic market our current rate of incoming orders and our backlog are at record levels. We continue to expand and strengthen our new product development, sales and customer service activities.

     Revenue for 1993 declined from 1992 results. A 10% increase in North American materials handling equipment sales was offset by a 21% decrease in Europe and a 12% decrease in Japan.

RESULTS OF OPERATIONS
     Net income for the year ended January 31, 1995 was $12,250,000 ($1.02 per share). Please note that all per share amounts reported are based on 12,009,904 shares, the number of shares outstanding after the 100% stock dividend that was distributed on March 15, 1995.

     Net income for fiscal 1994 increased by 109% when compared to 1993 income of $5,865,000 ($.49 per share) before the effect of an accounting change. It was an increase of 59% when compared to net income of $7,695,000 ($.64 per share) in 1992. Net income for 1993 was adversely affected by a $1,980,000 net after tax charge due to the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Net income in fiscal 1994 represents a 15.8% return on shareholders' equity compared to 4.9% in 1993 and 9.8% in 1992. Expressed as a return on sales, net income was 6.7% in 1994 versus 2.8% in 1993 and 5.2% in 1992.

     The Company continues to be involved with environmental investigations, evaluations and remediation efforts relating to trace levels of trichloroethylene by-products associated with manufacturing processes that were discontinued nearly 20 years ago. In 1994 charges for these purposes were approximately $2,400,000. Future investigation and remediation costs are subject to many uncertainties and we are unable to determine the ultimate aggregate monetary liability. Future expenses are estimated to be within a range of $3,000,000 to $4,000,000, most of which is likely to be incurred in the next two to years. We remain confident that a substantial portion of past and future costs will be covered by applicable insurance policies, and legal action has been initiated against a number of insurers to enforce the terms of their policies.

     Fiscal 1993 and 1992 earnings were adversely impacted by low sales volumes in European and Japanese operations. In addition, environmental regulatory compliance costs of $1,640,000 and $1,550,000 also adversely effected earnings in 1993 and 1992, respectively.

     The Cascade WORLD MAST-TM- product line continues to enjoy excellent customer acceptance, and 1994 sales in the U.S. increased by 45% over 1993 results. Compared to 1992 volumes, this represents an 81% increase. These increased sales volumes, together with improved production processes, produced a meaningful contribution to 1994 earnings.

     Over the three year period from fiscal year 1992 to fiscal year 1994, both cost of goods sold and selling, general and administrative expenses, as indicated in the Consolidated Statement of Income and Retained Earnings on page 8 of the 1994 Annual Report, have increased in absolute dollars as volumes increased. In 1994, cost of goods sold as a percent of net sales decreased to 64.6% from 65.0% in 1993. Cost of sales increased from 64.2% in 1992 to 65.0% in 1993 due to low manufacturing volumes in Europe. Selling and administrative expenses as a percent of net sales decreased to 19.1% in 1994 compared to 21.6% in 1993 and 20.8% in 1992. Inflation and changing prices have not had a material impact on the Company's income in fiscal 1992 through 1994.

     During 1994 the currencies of most of the countries in which our subsidiaries operate strengthened against the U.S. dollar, resulting in an increase of $3,041,000 ($.25 per share) in shareholders' equity for the year. In fiscal 1993 and 1992, these translation adjustments resulted in decreases of $1,181,000 ($.1O per share) and $2,165,000 ($.18 per share), respectively.

LIQUIDITY AND CAPITAL RESOURCES
     Capital expenditures for 1994 totaled $21,900,000 compared to $8,100,000 and $7,800,000 for 1993 and 1992, respectively. During 1994, construction was completed on a new manufacturing and European headquarters facility in Almere, The Netherlands accounting for approximately $13,000,000 of total expenditures for the year. During 1992, land for the new facility in Europe was acquired at a cost of $1,300,000. Planned capital expenditures for 1995 of $12,100,000 reflect the Company's practice of investing 130% to 150% of depreciation in advanced manufacturing, engineering and information systems technology.

     Dividends totaled $.375 for 1994 consisting of the regular $.075 quarterly dividends as well as a special year-end dividend of $.075. The Board of Directors also declared a 100% stock dividend distributed on March 15, 1995. Dividends totaled $.30 for 1993 consisting of the regular $.075 quarterly dividends. In 1992 a special year-end dividend of $.05 was declared in addition to the regular quarterly dividends of $.075 for a total of $.35.

     Cash generated from operating activities resulted in a substantial increase in cash to $17,203,000 at January 31, 1995. Current assets at January 31, 1995 were 2.2 times current debt. Short and long-term debt increased during the year from $4,193,000 at January 31, 1994 to $13,864,000. Long-term debt of
$7,809,000 reflects mortgage financing for the new European facility. Combined short and long-term debt amounts to about 16% of shareholders' equity. This strong financial position, together with available borrowing capacity, is more than sufficient to meet our projected short term needs.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Incorporated by reference to 1994 Annual Report to Shareholders, pages 8 to 16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information on Directors is incorporated by reference to definitive Proxy Statement dated April 7, 1995.
     The term of office of all officers is one year. Names, ages and position of all executive officers of Cascade Corporation follow.

- -----------------------------------------------------------------------------------------------------
                                     Year First
                                       Elected
Name                          Age      Officer         Present Position
- -----------------------------------------------------------------------------------------------------
Joseph J. Barclay             62        1968      Chairman, Chief Executive Officer and Director
Robert C Warren, Jr.          46        1984      President, Chief Operating Officer and Director
Gregory S. Anderson           46        1991      Vice President-Human Resources
Gerald M. Bitz                60        1974      Vice President-Finance and Secretary
Terry H. Cathey               47        1993      Vice President-Manufacturing
Zouhdi M. Derhalli            62        1993      Vice President-Engineering
Lawrence S. Maunder           62        1990      Vice President-Marketing
James P. Miller               47        1992      Treasurer
- -----------------------------------------------------------------------------------------------------

ITEM 11.  EXECUTIVE COMPENSATION

   Incorporated by reference to definitive Proxy Statement dated April 7, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

 Incorporated by reference to definitive Proxy Statement dated April 7, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

INDEX TO FINANCIAL STATEMENTS
(a)  1.   CONSOLIDATED FINANCIAL STATEMENTS
     The Consolidated Financial Statements, together with the report thereon of Price Waterhouse dated March 17, 1995, appearing on pages 8 to 16 of the accompanying 1994 Annual Report are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and information incorporated in Items 5, 6 and 8, the 1994 Annual Report is not to be deemed filed as part of this report.

     2.   FINANCIAL STATEMENT SCHEDULES--1994, 1993 AND 1992
     Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or not required.

     The individual financial statements of the registrant and its subsidiaries have been omitted since the registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together exceed 5% of the total consolidated assets at January 31, 1995, except indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the year of its creation.

     3.   EXHIBITS
          1.   Copy of Notice of Annual Meeting dated April 7, 1995.
          2.   Copy of Form of Proxy for Annual Meeting.
          3.   Basic documents incorporated by reference:

               Articles of Incorporation filed with the Commission May 28, 1965. Amendment to Articles of Incorporation filed in Proxy Statement for annual meeting of shareholders May 12, 1987, filed with the Commission April 14, 1988.
          Amendment to Articles of Incorporation filed in Proxy Statement for annual meeting of shareholders May 9, 1989, filed with the Commission April 27, 1990.
          By-Laws, as amended to February 8, 1989, filed with the Commission
            April 27,1990.
          Specimen copy of stock certificate, filed as Exhibit 4-1 to Form S-1, filed with the Commission May 28, 1965.

(b)  REPORTS ON FORM 8-K
     During the quarter ended January 31, 1995, the Company was not required to file a Form 8-K with the Commission.