Form 10-Q
period 1995-04-30
CASCADE CORP
filed 1995-06-06
CIK 18061

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

- --------------------------------------------------------------------------------

                                    FORM 10-Q


(Mark One)

                  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1995

                                       OR

                ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934











                         Commission file number 2-23666
                         ------------------------------










                               CASCADE CORPORATION


                              AN OREGON CORPORATION
                I.R.S. Employer Identification Number  93-0136592
                              2020 S.W. 4th Avenue
                             Portland, Oregon 97201
                                 (503) 227-0024



- --------------------------------------------------------------------------------






     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  X    NO _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common shares outstanding 12,009,904, net of treasury shares.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

(in thousands, except per share figures)




                                                          Three months ended
                                                            April 30, 1995
                                                      --------------------------
                                                          1995          1994
                                                      ------------  ------------
Net sales                                            $     57,150  $     40,850
                                                      ------------  ------------

Costs and expenses:
      Cost of goods sold                                   37,595        26,055
      Depreciation                                          2,515         1,925
      Selling and administrative expenses                   9,695         8,860
                                                      ------------  ------------
                                                           49,805        36,840
                                                      ------------  ------------

Operating income                                            7,345         4,010

      Interest expense, net                                   105           100
      Other expense, net                                      600           585
                                                      ------------  ------------


Income before income taxes                                  6,640         3,325
Income taxes                                                2,350         1,170
                                                      ------------  ------------

Net income                                                  4,290         2,155

Retained earnings, beginning of period                     79,910        75,262

Cash dividends                                             (1,081)         (901)
                                                      ------------  ------------
Retained earnings, end of period                     $     83,119  $     76,516
                                                      ------------  ------------
                                                      ------------  ------------


Net income per share                                 $        .36  $        .18
                                                      ------------  ------------
                                                      ------------  ------------

Dividends per share                                  $        .09  $       .075
                                                      ------------  ------------
                                                      ------------  ------------

(Based on 12,009,904 common shares outstanding)

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
              PART 1

CONSOLIDATED BALANCE SHEET                                             Fiscal
  (in thousands)                                                     Year ended
                                                        April 30     January 31
                                                          1995          1995
                                                      ------------  ------------
Assets

Current assets:
 Cash and cash equivalents                           $     17,490  $     17,203
 Accounts receivable, less allowance
      for doubtful accounts of $416 and $481               40,230        35,277
 Inventories, at average cost
      which is lower than market:
      Finished goods and components                        15,955        13,934
      Goods in process                                      3,688         3,148
      Raw materials                                         4,759         3,985
                                                      ------------  ------------
                                                           24,402        21,067
 Income taxes                                                               151
 Prepaid expenses                                             704           919
                                                      ------------  ------------
      Total current assets                                 82,826        74,617




 Property, plant and equipment, at cost less
      accumulated depreciation                             64,503        60,607
 Other assets                                               1,859         1,885
                                                      ------------  ------------
      Total assets                                   $    149,188  $    137,109
                                                      ------------  ------------
                                                      ------------  ------------

Liabilities and Shareholders' Equity

 Current liabilities:
 Notes payable to banks                              $      7,065   $     5,812
 Current portion of long-term debt                            254           243
 Accounts payable                                          14,382        16,149
 Accrued payroll and payroll taxes                          3,674         4,227
 Other accrued expenses                                     4,927         7,365
 Income taxes                                               1,239
                                                      ------------  ------------
      Total current liabilities                            31,541        33,796

Long-term debt                                             16,213         7,809
Deferred income taxes                                       3,684         4,058
Other liabilities                                           2,931         2,908
                                                      ------------  ------------
      Total liabilities                                    54,369        48,571
                                                      ------------  ------------

Shareholders' equity:
 Common stock, $.50 par value,
 authorized 20,000,000 shares--
 issued 12,391,408 shares                                   6,196         6,196
Additional paid--in capital                                 2,045         2,045
Retained earnings                                          83,119        79,910
Cumulative foreign currency
 translation adjustments                                    4,145         1,073
Treasury stock, at cost
(381,504 shares common)                                      (686)         (686)
                                                      ------------  ------------
      Total shareholders' equity                           94,819        88,538
      Total liabilities and                           ------------  ------------
      shareholders' equity                           $    149,188  $    137,109
                                                      ------------  ------------
                                                      ------------  ------------

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS

  (in thousands)                                          Three months ended
                                                               April 30
                                                      --------------------------
                                                          1995          1994
                                                      ------------  ------------
Cash flows from operating activities:
Net income                                           $      4,290  $      2,155
Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
  Depreciation                                              2,515         1,925
  Deferred income taxes                                      (484)           (5)
Changes in operating assets and liabilities:
  Accounts receivable                                      (4,953)       (2,637)
  Inventories                                              (3,335)         (316)
  Prepaid expenses                                            215           230
  Account payable and accrued expenses                     (4,758)       (1,322)
  Income taxes                                              1,390         1,035
  Other liabilities                                            23            21

                                                      ------------  ------------
   Cash (used in) provided by operations                   (5,097)        1,086
                                                      ------------  ------------

Cash flows from investing activities:
 Acquisition of property, plant and equipment              (3,566)       (4,111)
 Other assets                                                  26           (56)
                                                      ------------  ------------

   Net cash used in investing activities                   (3,540)       (4,167)
                                                      ------------  ------------

Cash flows from financing activities:
 Long-term debt, including current portion                  7,663         4,048
 Notes payable to banks                                     1,253           980
 Cash dividends                                            (1,081)         (901)
                                                      ------------  ------------

   Net cash provided by financing activities                7,835         4,127
                                                      ------------  ------------

Effect of exchange rate changes                             1,089           294
                                                      ------------  ------------

Increase in cash and cash equivalents                         287         1,340


Cash and cash equivalents at
beginning of year                                          17,203        12,617
                                                      ------------  ------------

Cash and cash equivalents at end of period           $     17,490  $     13,957
                                                      ------------  ------------
                                                      ------------  ------------

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                       $        283  $         87
      Income taxes                                   $      1,224  $      1,027


CASCADE CORPORATION AND SUBSIDIARY COMPANIES


                                     PART II


ITEM 1.        LEGAL PROCEEDINGS

               Neither the Company nor any of its subsidiaries are involved in any material pending legal proceedings other than litigation incidental to the regular course of business. The company and its subsidiaries are adequately insured against product liability, personal injury and property damage claims which may arise occasionally.


ITEM 2.        CHANGES IN SECURITIES

                    None


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

                    None


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    None



ITEM 5.        OTHER INFORMATION

                    None



ITEM 6.        EXHIBIT AND REPORTS ON FORM 8-K

               During the quarter ended April 30, 1995, the company was not required to file a Form 8-K with the commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Consolidated net sales for the three months ended April 30, 1995, were a record $57,150,000, an increase of 40% when compared to sales of $40,850,000 for the first quarter of 1994. Net income for the first quarter of $4,290,000 ($.36 per share), was also a record and is nearly double the net income of $2,155,000 ($.18 per share) for the corresponding 1994 period. Please note that the per share amounts used throughout this report are based on 12,009,904 shares, the number of shares outstanding after the 100% stock dividend that was distributed on March 15, 1995.

     Several important factors contributed to this substantial increase in sales. In North America sales increased 35% over the first quarter of 1994, reflecting continued strength in both lift truck orders and shipments. Sales of materials handling product in Europe increased by 24% over the comparable 1994 quarter in local currencies. However, when translated to a relatively weak U.S. dollar, this increase is over 40%. Similarly, sales of hydraulic cylinders produced in our U.K. operations increased by 47% in British pounds, which equates to a 58% increase in U.S. dollars.

     Other expense for the first three months of 1995 and 1994 includes charges of approximately $440,000 and $375,000 respectively, associated with environmental evaluations and remediation activities. As previously reported, the Company has initiated legal action against a number of insurers to enforce the terms of their policies and to recover the Company's costs.

     While we are extremely pleased with the record net income generated in the first quarter, it should be noted that first quarter 1995 cost of sales was adversely impacted by start-up costs at our new production facility in Almere, The Netherlands. These costs were considerably higher than planned due to a heavy influx of customer orders which placed extraordinary demands on the plant during the start-up period. We are gratified by the efforts and accomplishments of the entire Almere team in successfully overcoming these difficulties and we look forward to an improvement in their operating margins as the year progresses.

     Initial customer acceptance of the new Cascade Auto Clamp-TM-, which was featured in our 1994 annual report, has been extremely encouraging. The overall response to this technologically advanced paper roll clamp during extensive field testing and in product demonstrations around the world is very positive, and clearly demonstrates Cascade's leadership position in product innovation and our ability to deliver real value to our customers.

     At their May 9, 1995, meeting, the Board of Directors approved a 20% increase in the quarterly dividend rate to nine cents per share from the previous rate of seven and one half cents per share.

     In our financial consolidations the U.S. dollar weakened against nearly all foreign currencies, including declines of 18% against the Japanese yen and approximately 10% against the Dutch guilder. As a result, the adjustment for currency translation in our financial statements reflects an increase of $3,072,000 ($.26 per share) in shareholders' equity for the three months ended April 30, 1995.

     LIQUIDITY AND CAPITAL RESOURCES

     Over the preceding five years expenditures for new facilities, machinery, equipment and tooling were approximately $55,000,000. Capital expenditures of $3,566,000 have been recorded during the first three months of this fiscal year. This is lower than the $4,111,000 recorded during the corresponding period in 1994. Additions in both years include expenditures for the European project to consolidate the production facilities of our Diemen and Amelo factories and our European offices into one facility at Almere, The Netherlands. Funding for this project has been obtained from a bank in The Netherlands. Other capital improvements have been funded from earnings.

     Significant shifts occurred in the balance sheet accounts during the quarter. As previously noted, property, plant and equipment increased due to capital expenditures, while long-term debt increased due to the mortgage financing of the European facility. Also, as discussed above, currency rate changes affected the cumulative translation adjustment account. The Company's total long and short-term debt to equity ratio was .25 to 1.00 and working capital was $51,285,000 at April 30, 1995.

                  CASCADE CORPORATION AND SUBSIDIARY COMPANIES

                                   SIGNATURES


     The enclosed financial statements have not been certified by independent accountants. However, to the best of my knowledge and belief these financial statements have been prepared in conformity with generally accepted accounting principles and on a basis substantially consistent with audited financial statements included in the annual report filed with the Commission for the preceding fiscal year.

     The Company believes that all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of operations, have been included.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CASCADE CORPORATION



     ______________                ________________________________________
          Date                                    G.M. Bitz
                                        Vice President -- Finance
                                               and Secretary




     ______________                ________________________________________
          Date                                    James P. Miller
                                                     Treasurer