Form 10-Q
period 1995-07-31
CASCADE CORP
filed 1995-09-01
CIK 18061

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

-------------------------------------------------------------------------------

                                   FORM 10-Q

(Mark one)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 31, 1995

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES  X    NO  ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common shares outstanding 12,009,904, net of treasury shares.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

(in thousands, except per share and average share figures)


                                                 Three months ended      Six months ended
                                                       July 31                July 31
                                                --------------------    -------------------
                                                 1995        1994         1995        1994
                                                -------     -------     --------    -------
Net sales                                       $58,650     $45,500     $115,800    $86,350
                                                -------     -------     --------    -------

Costs and expenses:
  Cost of goods sold, excluding depreciation     38,270      29,280       75,865     55,335
  Depreciation                                    2,530       2,175        5,045      4,100
  Selling and administrative expenses             9,785       8,955       19,480     17,815
  Interest expense, net                              70         (75)         175         25
  Other expense, net                                690         455        1,290      1,040
                                                -------     -------     --------    -------
                                                 51,345      40,790      101,855     78,315
                                                -------     -------     --------    -------

Income before taxes                               7,305       4,710       13,945      8,035
Income taxes                                      2,700       1,665        5,050      2,835
                                                -------     -------     --------    -------

Net income                                        4,605       3,045        8,895      5,200
                                                -------     -------     --------    -------

Retained earnings, beginning of period           83,119      76,516       79,910     75,262

Cash dividends                                   (1,081)       (901)      (2,162)    (1,802)
                                                -------     -------     --------    -------
Retained earnings, end of period                $86,643     $78,660     $ 86,643    $78,660
                                                -------     -------     --------    -------
                                                -------     -------     --------    -------

Net income per share                            $   .38     $   .25     $    .74    $   .43
                                                -------     -------     --------    -------
                                                -------     -------     --------    -------

Dividends per share                             $   .09     $  .075     $    .18    $   .15
                                                -------     -------     --------    -------
                                                -------     -------     --------    -------

(Based on 12,009,904 common shares outstanding)

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
                                    PART 1
CONSOLIDATED BALANCE SHEET
  (in thousands)

                                                                              Fiscal
                                                                            Year ended
                                                               July 31,     January 31
                                                                 1995          1995
                                                               --------     ----------
Assets

Current assets:
  Cash and cash equivalents                                     $ 22,963      $ 17,203
  Accounts receivable, less allowance for doubtful
   accounts of $285 and $265                                      41,998        35,277
  Inventories, at average cost which is lower than market:
    Finished goods and components                                 15,866        13,934
    Goods in process                                               3,630         3,148
    Raw materials                                                  5,120         3,985
                                                                --------      --------
                                                                  24,616        21,067
  Income taxes                                                                     151
  Prepaid expenses                                                   937           919
                                                                --------      --------
      Total current assets                                        90,514        74,617

Property, plant and equipment, at cost less accumulated
 depreciation                                                     64,708        60,607
Other assets                                                       1,841         1,885
                                                                --------      --------
      Total assets                                              $157,063      $137,109
                                                                --------      --------
                                                                --------      --------

Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable to banks                                        $  8,972      $  5,812
  Current portion of long-term debt                                  712           243
  Accounts payable                                                15,440        16,149
  Accrued payroll and payroll taxes                                4,782         4,227
  Other accrued expenses                                           4,148         7,365
  Income taxes                                                     2,257
                                                                --------      --------
      Total current liabilities                                   36,311        33,796

Long-term debt                                                    16,191         7,809
Deferred income taxes                                              3,674         4,058
Other liabilities                                                  2,933         2,908
                                                                --------      --------
      Total liabilities                                           59,109        48,571
                                                                --------      --------

Shareholders' equity:
  Common stock, $.50 par value, authorized 20,000,000
   shares -- issued 12,391,408 shares                              6,196         6,196
  Additional paid-in capital                                       2,045         2,045
  Retained earnings                                               86,643        79,910
  Cumulative foreign currency translation adjustments              3,756         1,073
  Treasury stock, at cost (381,504 shares common)                   (686)         (686)
                                                                --------      --------
      Total shareholders' equity                                  97,954        88,538
                                                                --------      --------
      Total liabilities and shareholders' equity                $157,063      $137,109
                                                                --------      --------
                                                                --------      --------

* For the six months ended July 31, 1995, the cumulative translation adjustment account reflects a credit of $2,683 resulting from translation adjustments.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
  (in thousands)

                                                              Six months ended
                                                                   July 31
                                                           ----------------------
                                                             1995           1994
                                                           -------        -------
Cash flows from operating activities:
  Net income                                               $ 8,895        $ 5,200
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
    Depreciation                                             5,045          4,100
    Deferred income taxes                                     (484)           (13)
  Changes in operating assets and liabilities:
    Accounts receivable                                     (6,721)        (6,404)
    Inventories                                             (3,549)          (840)
    Prepaid expenses                                           (18)          (331)
    Account payable and accrued expenses                    (3,371)           909
    Income taxes                                             2,408            775
    Other liabilities                                           25             37
                                                           -------        -------
      Net cash provided by operations                        2,230          3,433
                                                           -------        -------

Cash flows from investing activities:
  Acquisition of property, plant and equipment              (6,406)        (9,792)
  Other assets                                                  44            (97)
                                                           -------        -------

      Net cash used in investing activities                 (6,362)        (9,889)
                                                           -------        -------

Cash flows from financing activities:
  Long-term debt, including current portion                  8,109          6,474
  Notes payable to banks                                     3,160          2,136
  Cash dividends                                            (2,162)        (1,802)
                                                           -------        -------

      Net cash provided by financing activities              9,107          6,808
                                                           -------        -------

Effect of exchange rate changes                                785            745
                                                           -------        -------

Increase in cash and cash equivalents                        5,760          1,097

Cash and cash equivalents at beginning of year              17,203         12,617
                                                           -------        -------

Cash and cash equivalents at end of period                 $22,963        $13,714
                                                           -------        -------
                                                           -------        -------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                               $   575        $   134
    Income taxes                                           $ 2,931        $ 4,232

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended July 31, 1995 were a record high $58,650,000, an increase of 29% when compared to sales of $45,500,000 for the second quarter of 1994. Net income for the second quarter of 1995 of $4,605,000 (.38 per share) was also a record, and represents an increase of 51% compared to net income of $3,045,000 ($.25 per share) for the corresponding 1994 period.

For the six months ended July 31, 1995, consolidated net sales of $115,800,000 reflect a 34% increase over sales of $86,350,000 for the corresponding prior year period. Net income for the six months of $8,895,000 ($.74 per share) was 71% greater than the comparable $5,200,000 ($.43 per share) net income for the first six months of 1994. Expressed as a return on sales, net income represents a 7.9% return for the second quarter and 7.7% return for the first six months. Please note that the per share amounts used throughout this report are based on the number of shares outstanding after the 100% stock dividend that was distributed to our shareholders on March 15, 1995.

The solid sales gains recorded during both the second quarter and first six months are the result of several positive factors. In North America we have experienced a significant 28% year-to-year increase reflecting the continuing high level of lift truck shipments in the U.S. and Canadian markets. Business conditions throughout most of Europe are strengthening, and our European operations enjoyed a very substantial 46% sales increase over the prior year. It should be noted that about two-thirds of this 46% increase represents actual sales growth, while about one-third of this increase is due to the effect of currency exchange rates associated with the relatively weak U.S. dollar. Sales in Japan have shown a modest improvement, and we are pleased to report that export sales to our customers in Latin America and to Cascade distributors in Australia and Southeast Asia have increased by 40% over last year.

The record high net income reflects the increased sales volume, improved operating performance at our new manufacturing plant in The Netherlands, successful cost reduction efforts involving a major product line and excellent expense control throughout the Company.

Other expense for the first six months of 1995 and 1994 includes charges of $870,000 and $750,000 respectively, associated with environmental evaluations and remediation activities. As previously reported, the Company has initiated legal action against a number of insurers to enforce the terms of their policies and to recover the Company's costs.

In our financial consolidations the U.S. dollar strengthened modestly against most foreign currencies, reversing some of the weakness from the first quarter. However, for the six months ended July 31, 1995 the U.S. dollar has weakened nearly 13% against the Japanese Yen and 10% against the Dutch Guilder. As a result, the adjustment for currency translation in our financial statements reflects a decrease of $389,000 ($.03 per share) for the current quarter and an increase of $2,683,000 ($.22 per share) for the six months ended July 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Over the preceding five years, expenditures for new facilities, machinery, equipment and tooling have exceeded $50,000,000. Capital expenditures of $6,406,000 have been recorded during the first six months of this fiscal year. This is lower than the $9,792,000 recorded during the corresponding period in 1994. A significant portion of the 1994 additions were expenditures for the project to consolidate the production facilities of our Diemen and Amelo factories and our European offices into one facility at Almere, The Netherlands. Funding for this project was obtained from a bank in The Netherlands. Other capital improvements have been funded from earnings.

No significant shifts occurred in the balance sheet during the quarter. The Company's total long and short-term debt to equity ratio was .26 to 1.00 and working capital approximated $54,200,000 at July 31, 1995.

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

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         During the quarter ended July 31, 1995, the company was not required to file a Form 8-K with the commission.

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


                                       CASCADE CORPORATION

             8/28/95                               /s/  G. M. BITZ
          ------------                        -------------------------
              Date                                    G. M. Bitz
                                              Vice President -- Finance
                                                    and Secretary



             8/28/95                            /s/  JAMES P. MILLER
          ------------                        -------------------------
              Date                                 James P. Miller
                                                      Treasurer