Form 10-Q
period 1995-10-31
CASCADE CORP
filed 1995-12-06
CIK 18061

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

-------------------------------------------------------------------------------

                                    FORM 10-Q

(Mark one)

                   (X) QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1995

                                       OR

                 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934











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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO
                                                       ---




     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common shares outstanding at November 30, 1995, 11,928,104, net of treasury shares.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

(in thousands, except per share and average share figures)




                                                   Three months ended          Nine months ended
                                                       October 31                 October 31
                                                   --------------------      ---------------------
                                                     1995        1994          1995         1994
                                                   -------      -------      --------     --------
Net sales                                         $ 58,480     $ 47,360     $ 174,280     $133,710
                                                   -------      -------      --------      -------
Costs and expenses:
   Cost of goods sold, excluding depreciation       38,605       30,315       114,470       85,650
   Depreciation                                      2,315        2,025         7,360        6,125
   Selling and administrative expenses               9,585        9,430        29,065       27,245
   Interest expense, net                                10          (10)          170           15
   Other expense, net                                1,145          525         2,450        1,565
                                                   -------      -------      --------      -------
                                                    51,660       42,285       153,515      120,600
                                                   -------      -------      --------      -------

Income before taxes                                  6,820        5,075        20,765       13,110
Income taxes                                         2,140        1,750         7,190        4,585
                                                   -------      -------      --------      -------

Net income                                           4,680        3,325        13,575        8,525

Retained earnings, beginning of period              86,643       78,660        79,910       75,262

Cash dividends                                      (1,081)        (901)       (3,243)      (2,703)
                                                   -------      -------      --------      -------
Retained earnings, end of period                  $ 90,242     $ 81,084     $  90,242     $ 81,084
                                                   -------      -------      --------      -------
                                                   -------      -------      --------      -------

Net income per share                              $    .39     $    .28     $    1.13     $    .71
                                                   -------      -------      --------      --------
                                                   -------      -------      --------      --------

Dividends per share                               $    .09     $   .075     $     .27     $   .225
                                                   -------      -------      --------      -------
                                                   -------      -------      --------      -------


(Based on 12,009,904 common shares outstanding)

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
              PART 1
CONSOLIDATED BALANCE SHEET
   (in thousands)

                                                               Fiscal
                                                             Year ended
                                              October 31,    January 31
                                                 1995           1995
                                              ----------     ----------
Assets


Current assets:
 Cash and cash equivalents                    $   22,620     $   17,203
 Accounts receivable, less allowance
   for doubtful accounts of $387 and $265         41,351         35,277
 Inventories, at average cost
   which is lower than market:
   Finished goods and components                  15,831         13,934
   Goods in process                                4,040          3,148
   Raw materials                                   5,276          3,985
                                               ---------      ---------
                                                  25,147         21,067
 Income taxes                                                       151
 Prepaid expenses                                    648            919
                                               ---------      ---------
     Total current assets                         89,766         74,617

Property, plant and equipment, at cost less
   accumulated depreciation                       64,475         60,607
Other assets                                       2,620          1,885
                                               ---------      ---------
     Total assets                             $  156,861     $  137,109
                                               ---------      ---------
                                               ---------      ---------

Liabilities and Shareholders' Equity

Current liabilities:
 Notes payable to banks                       $    5,864     $    5,812
 Current portion of long-term debt                   737            243
 Accounts payable                                 17,987         16,149
 Accrued payroll and payroll taxes                 4,938          4,227
 Other accrued expenses                            4,011          7,365
 Income taxes                                      2,013
                                               ---------      ---------
     Total current liabilities                    35,550         33,796

Long-term debt                                    13,957          7,809
Deferred income taxes                              3,646          4,058
Other liabilities                                  2,954          2,908
                                               ---------      ---------
     Total liabilities                            56,107         48,571
                                               ---------      ---------


Shareholders' equity:
 Common stock, $.50 par value,
 authorized 20,000,000 shares --
 issued 12,391,408 shares                          6,196          6,196
Additional paid-in capital                         2,045          2,045
Retained earnings                                 90,242         79,910
Cumulative foreign currency
 translation adjustments                           2,957          1,073
Treasury stock, at cost
 (381,504 shares common)                            (686)          (686)
                                               ---------      ---------
     Total shareholders' equity                  100,754         88,538
     Total liabilities and                     ---------      ---------
     shareholders' equity                     $  156,861     $  137,109
                                               ---------      ---------
                                               ---------      ---------

*For the nine months ended October 31, 1995, the cumulative translation adjustment account reflects a credit of $1,884 resulting from translation adjustments.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
   (in thousands)

                                                        Nine months ended
                                                            October 31
                                                      ----------------------
                                                        1995          1994
                                                      --------      --------
Cash flows from operating activities:
 Net Income                                          $  13,575     $   8,525
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                         7,360         6,125
    Deferred income taxes                                 (487)          (23)
 Changes in operating assets and liabilities:
    Accounts receivable                                 (6,074)       (7,769)
    Inventories                                         (4,080)       (1,694)
    Prepaid expenses                                       271            68
    Account payable and accrued expenses                  (805)        1,142
    Income taxes                                         2,164           904
    Other liabilities                                       46            45
                                                      --------      --------
     Net cash provided by operations                    11,970         7,323
                                                      --------      --------


Cash flows from investment activities:
 Acquisitions of property, plant and equipment          (9,037)      (15,698)
 Other assets                                             (735)         (191)
                                                      --------      --------

     Net cash used in investing activities              (9,772)      (15,889)
                                                      --------      --------

Cash flows from financing activities:
 Long-term debt, including current portion               6,033         6,155
 Notes payable to banks                                     52         3,200
 Cash dividends                                         (3,243)       (2,703)
                                                      --------      --------


     Net cash provided by financing activities           2,842         6,652
                                                      --------      --------

Effect of exchange rate changes                            377         1,521
                                                      --------      --------

Increase (decrease) in cash and cash equivalents         5,417          (393)

Cash and cash equivalents at
 beginning of year                                      17,203        12,617
                                                      --------      --------

Cash and cash equivalents at end of period           $  22,620     $  12,224
                                                      --------      --------
                                                      --------      --------

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
        Interest                                     $     854     $     169
        Income taxes                                 $   5,355     $   7,185

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Consolidated net sales for the three months ended October 31, 1995 totaled $58,480,000, an increase of 24% when compared to sales of $47,360,000 for the third quarter of 1994. Net income for the third quarter of 1995 was a record high $4,680,000 ($.39 per share), which represents an increase of 41% compared to net income of $3,325,000 ($.28 per share) for the corresponding 1994 period.

For the nine months ended October 31, 1995, consolidated net sales of $174,280,000 reflect a 30% increase over sales of $133,710,000 for the corresponding prior year period. Net income for the nine months of $13,575,000 ($1.13 per share) was 59% greater than the comparable $8,525,000 ($.71 per share) net income for the first nine months of 1994. Both the nine months' sales and net income represent record highs for the Company. Expressed as a return on sales, net income represents an 8% return for the third quarter and a 7.8% return for the year to date. Please note that the per share amounts used throughout this report are based on the number of shares outstanding after the 100% stock dividend that was distributed to our shareholders on March 15, 1995.

The third quarter and nine months' sales increase over the prior year results reflect the continuing high levels of shipments being experienced by the lift truck industry in North America, increased sales in most of our European markets and improved business conditions in a number of developing markets in Asia and Latin America. Sales in Japan reflect a modest improvement over last year's levels despite relatively soft market conditions.

The record high net income is the result of a number of factors including the impact of increased sales volumes, improved operating efficiency at our new manufacturing plant in The Netherlands, continued excellent performance of our hydraulic cylinder operations in the United Kingdom and effective expense control throughout the Company.

Other expenses for the first nine months of 1995 and 1994 includes charges of $1,840,000 and $1,250,000 respectively, associated with environmental evaluations and remediation activities. As previously reported, the Company has initiated legal action against a number of insurers to enforce the terms of their policies and to recover the Company's costs.


As previously announced at their meeting on November 9th, the Directors authorized the repurchase of up to 400,000 shares of Cascade common stock from time to time on the open market. Subsequent to October 31, 1995, the Company purchased 81,800 shares at prices ranging from a low of $13.25 to a high of $13.88 per share.

During the third quarter the U.S. dollar strengthened modestly against most foreign currencies affecting our financial consolidations. However, for the nine months ended October 31, 1995 the U.S. dollar has weakened against both the Dutch Guilder and the Canadian dollar. As a result, the adjustment for currency translation in our financial statements reflects a decrease of $799,000 ($.07 per share) for the current quarter and an increase of $1,884,000 ($.16 per share) for the nine months ended October 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

Over the preceding five years, expenditures for new facilities, machinery, equipment and tooling have exceeded $50,000,000. Capital expenditures of $9,037,000 have been recorded during the first nine months of this fiscal year. This is lower than the $15,698,000 recorded during the corresponding period in 1994. A significant portion of the 1994 additions were expenditures for the project to consolidate the production facilities of our Diemen and Amelo factories and our European offices into one facility at Almere, The Netherlands. Funding for this project was obtained from a bank in The Netherlands. Other capital improvements have been funded from earnings.


No other significant shifts occurred in the balance sheet during the quarter. The Company's total long and short-term debt to equity ratio was .20 to 1.00 and working capital approximated $54,200,000 at October 31, 1995.

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

               None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES



               None



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None



ITEM 5.   OTHER INFORMATION

               None


ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K

          During the quarter ended October 31, 1995, the company was not required to file a Form 8-K with the commission.

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


                                              CASCADE CORPORATION


December 4, 1995                           /s/ G. M. BITZ
---------------------                    -----------------------------
        Date                                       G.M. Bitz
                                           Vice President -- Finance
                                                 and Secretary


 November 28, 1995                         /s/ JAMES D. MILLER
---------------------                    -----------------------------
        Date                                    James P. Miller
                                                   Treasurer