Form 10-K405
period 1996-01-31
CASCADE CORP
filed 1996-04-12
CIK 18061

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                  ------------------
                                      FORM 10-K

    (Mark one)
      ( X )   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the fiscal year ended January 31, 1996

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
                                     503-227-0024

- --------------------------------------------------------------------------------
             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                    Not applicable

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        Common stock: Over the counter market
- --------------------------------------------------------------------------------
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X          No
                                                -----            -----
    State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1996: $169,528,032. As of this date there were 394 shareholders, including blocks of shares held by various depositories. It is the Company's belief that when the shares held by the depositories are attributed to the beneficial owners the total number of shareholders exceeds 2,000.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date:
Common shares outstanding - 11,896,704, net of treasury shares.

                         DOCUMENTS INCORPORATED BY REFERENCE
           Definitive Proxy Statement dated April 10, 1996-Parts I and III
                      1995 Annual Report to Shareholders-Part II
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  TABLE OF CONTENTS
                                                                 Page
                                                                 ----
PART I

   ITEM 1.  BUSINESS                                               1
              Products and Marketing                               1
              Competition                                          1
              Customers and Suppliers                              1
              Patents and Licenses                                 2
              Research and Development                             2
              Foreign Operations                                   2

  ITEM 2.  PROPERTIES                                              2

  ITEM 3.  LEGAL PROCEEDINGS                                       3

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS                                  3

PART II

  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS                             3

  ITEM 6.  SELECTED FINANCIAL DATA                                 4

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                     4

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             6

  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE                  6

PART III

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT      6

  ITEM 11. EXECUTIVE COMPENSATION                                  6

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                          7

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          7

PART IV

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K                                     7

SIGNATURES                                                         8

NOTE: All references to the fiscal year (i.e. Fiscal 1993, 1994 and 1995) refer to the period ended January 31 of the year subsequent to the fiscal year (i.e. January 31, 1994, January 31, 1995, and January 31, 1996).

                                        PART I

ITEM 1.  BUSINESS

PRODUCTS AND MARKETING

    Cascade Corporation and its subsidiaries ("the Company") are engaged in the business of designing, manufacturing and selling hydraulically actuated equipment used almost exclusively in materials handling applications. Products include lift truck attachments, masts, hose reels, hydraulic cylinders and replacement parts for the aforementioned products. The Company's manufacturing activities are conducted in its plants at Portland, Oregon; Springfield, Ohio; Warner Robins, Georgia and Westminster, South Carolina. Subsidiaries also conduct manufacturing activities in The Netherlands and the United Kingdom. Subsidiaries conduct sales, engineering and warehousing operations in Canada, China, Korea, Germany, France, Finland, Spain, Sweden, South Africa and Japan. Executive offices are in Portland, Oregon. There are 1,103 people employed by the Company and its subsidiaries.

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

    During the last five years, attachments, masts and hose reels have accounted for 72% to 78% of the Company's consolidated sales. During this same period, hydraulic cylinders accounted for approximately 8% to 19% of the Company's consolidated sales. Replacement parts and other sales amounted to approximately 9% to 14% of total sales between 1991 and 1995.

    The Company's lift truck attachments, masts and hose reels are sold to equipment dealers and manufacturers. Products are marketed throughout the United States, Canada, Latin America, Europe, the Middle East, Australia, New Zealand, South Africa and Asia.

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

    The Company's order backlog for all products at January 31, 1996, 1995 and 1994 was approximately $24,560,000, $27,010,000 and $16,520,000 respectively.
At January 31, 1996 approximately 88% (84% and 83% at January 31, 1995 and 1994) of the order backlog was due for delivery within 60 days and substantially all within six months.

CUSTOMERS AND SUPPLIERS

    Since the Company deals with lift truck manufacturers and their dealers, a substantial portion of its sales are made to the approximately ten major companies in the industry. NACCO Industries Inc., is the company's single largest customer. Sales to it and its subsidiaries, Hyster Company and Yale Materials Handling Inc., were 9.7%, 10.8% and 9.8% of consolidated sales during the years ended January 31, 1996, 1995 and 1994, respectively.

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

RESEARCH AND DEVELOPMENT

    Most of the Company's research and product development activities are performed in a 28,000 square-foot product development center in Portland, Oregon. The corporate engineering staff develops and designs almost all the products sold by the Company. This staff numbers approximately 64 engineers and is continually involved in developing new products and applications in the materials handling field and improving existing product lines. Consolidated expenditures for engineering research and development activities in fiscal years ended January 31, 1996, 1995 and 1994 were approximately $4,700,000, $4,500,000 and $3,680,000 respectively. Substantially all such activities were sponsored by the Company and its subsidiaries.

FOREIGN OPERATIONS

    Cascade N.V. was organized in The Netherlands in 1958 and is engaged in the business of manufacturing and marketing hydraulically actuated lift truck attachments. This subsidiary presently has warehouse, sales and service facilities in Dusseldorf, Germany; Paris, France; Vantaa, Finland; Barcelona, Spain and Helsingborg, Sweden. Cascade N.V. and its subsidiaries have 209 employees.

    Cascade (U.K.) Ltd. was incorporated in the United Kingdom in 1967 and manufactures and markets hydraulic cylinders and lift truck attachments. This subsidiary employs 197 people.

    Cascade (Canada) Inc. was incorporated in Canada in 1970 and presently conducts marketing and limited engineering and manufacturing activities from Toronto, Ontario. This subsidiary presently employs 43 people.

    Cascade Corporation (Africa) Pty. Limited, employing 8 people, was organized in 1967 in South Africa and its activities consist of sales, engineering and warehousing.

    Cascade (Japan) Ltd. was incorporated under the laws of Oregon in 1967, and carries on engineering, sales and distribution activities in the Japanese domestic market. A portion of this subsidiary's sales are produced by local subcontractors. This subsidiary employs 22 people.

    Cascade Korea Limited was incorporated under the laws of the Republic of Korea in 1990. Its activities are limited to sales and service. Cascade Korea Limited employs 3 people.

    Cascade Xiamen was incorporated in 1995 as a wholly owned foreign enterprise under the laws in the People's Republic of China. This subsidiary carries on sales, service and manufacturing activities and employs 21 people.

    There are no material risks attendant to the Company's foreign operations other than those incidental to the regular course of business. For further information about foreign operations, see Note 8 on page 14 of the 1995 Annual Report to Shareholders.

ITEM 2.  PROPERTIES

    The Company owns and leases various types of properties located throughout the continental United States, Europe, Canada, Australia, South Africa, China and Japan. Of the above mentioned properties, the following are considered principal facilities:

- --------------------------------------------------------------------------------------------------------------
                                                           Building
                                                            Square         Land
Location                                                    Footage       Acreage        Type of Activity
- --------------------------------------------------------------------------------------------------------------
United States
    Portland, Oregon                        Leased            6,000                      Office
    Portland, Oregon                        Owned           150,000          48          Manufacturing, Engineering
                                                                                         Research, Office
    Springfield, Ohio                       Owned           185,000          10          Manufacturing, Office
    Warner Robins, Georgia                  Owned            62,000          20          Manufacturing, Office
    Westminster, South Carolina             Owned           110,000          52          Manufacturing, Office
Europe
    Almere, The Netherlands                 Owned           129,000           3          Manufacturing, Office
    Almere, The Netherlands                 Owned            18,000           1                  *
    Diemen, The Netherlands                 Owned            47,000           2                  *
    Hoorn, The Netherlands                  Owned            44,000           3          Manufacturing, Office
    Dusseldorf, Germany                     Leased           15,000           2          Warehouse, Office
    Paris, France                           Owned             6,000           2          Warehouse, Office
    Newcastle, United Kingdom               Owned            88,000           8          Manufacturing, Office
    Sheffield, United Kingdom               Leased            5,500           1          Warehouse, Office
Other Foreign
    Toronto, Canada                         Leased           42,000           1          Warehouse, Office
    Sydney, Australia                       Owned             9,000           1          Warehouse, Office
    Johannesburg, South Africa              Leased           10,000           1          Warehouse, Office
    Osaka, Japan                            Leased           16,000           1          Warehouse, Office
    Xiamen, China                           Leased           31,000           1          Warehouse, Office

 *The former European headquarters in Almere and the former manufacturing facility in Diemen are currently held for investment purposes.
- --------------------------------------------------------------------------------

    Several subsidiary companies are parties to various leases of office and computer equipment, storage space and automobiles which are of minor consequence.

ITEM 3.  LEGAL PROCEEDINGS

    Neither the Company nor any of its subsidiaries are involved in any material pending legal proceedings other than litigation related to environmental matters discussed at pages 4 and 5 or matters in the regular course of business. The Company and its subsidiaries are adequately insured against product liability, personal injury and property damage claims which may occasionally arise.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The definitive Proxy Statement dated April 10, 1996 is incorporated by reference. No Matters were submitted to a vote of security holders during the fourth quarter ended January 31, 1996.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    Page 16 of the 1995 Annual Report to Shareholders is incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    Page 1 of the 1995 Annual Report to Shareholders is incorporated by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

    Consolidated net sales for 1995 (the fiscal year ended January 31, 1996) totaled $234,030,000, a 28% increase over sales of $183,365,000 for 1994 and a 66% increase when compared to 1993. Earnings for 1995, before the effect of a special charge for environmental investigation and remediation expenses, were 50% greater than 1994 and more than triple the 1993 amount.

    Continued strong market conditions in the lift truck industry contributed to a 22% increase in sales in North America when compared to 1994 levels. Sales in Europe, which accounted for about one third of worldwide sales, increased by 40% over 1994 with strong gains being recorded in nearly all market areas.
Sales in Japan experienced solid improvement, while sales in Korea and South Africa were significantly greater than the prior year.

    Increased manufacturing capacity, very strong lift truck sales and improved market penetration contributed to achieve record results for 1995. Our strength in both Europe and North America have kept the rate of incoming orders and our backlog at relatively high levels. We continue to expand our global marketing efforts, increase our product offerings and invest in state-of-the-art manufacturing technologies to enhance our market leadership position.

    Revenue for 1994 was substantially greater than 1993 due mostly to the increase in North American materials handling equipment sales and strong hydraulic cylinder sales in Europe.

RESULTS OF OPERATIONS

    Net income for the year ended January 31, 1996 after the special provision for environmental expenses was $10,550,000 or $.88 per share. However, for purposes of comparison with prior years, income for the year ended January 31, 1996 before the special charge was $18,350,000 ($1.53 per share). This represents a return on shareholder's equity of 20.7% and an increase of 50% when compared to 1994 net income of $12,250,000 ($1.02 per share). All operations recorded significant improvements over 1994 operating results, with Europe reporting 64% greater profits and North America reporting a 42% increase. These outstanding results reflect the higher sales volume, improved operating efficiencies and prudent expense controls.

    The Company has recorded a special charge of $12,000,000 in the fourth quarter in anticipation of future expenses associated with environmental investigation and remediation activities which may be incurred over a period of up to 30 years. Although these costs are associated with manufacturing processes which were discontinued over twenty years ago, this charge is reflected as an operating expense in the Consolidated Statement of Income and Retained Earnings. The after tax effect on net income of the special charge is $7,800,000 or $.65 per share. Recognition of these estimated future costs in fiscal 1995 will relieve future operating results of the burden of absorbing these expenses which amounted to $2,795,000, $2,400,000 and $1,640,000 in 1995, 1994 and 1993, respectively, and which have totaled $11,270,000 since 1988.

    Among potential costs reflected in the special charge is a judgment rendered February 6, 1996, by judge Malcolm F. Marsh of the United States District Court for the District of Oregon, finding Cascade liable for 70% of past and future costs incurred by Cascade and The Boeing Company in connection with groundwater contamination of one aquifer in the area of their respective plants east of Portland, Oregon, subject to certain offsets for amounts to be received by Boeing from prior owners of its property. Boeing was awarded $1,565,392 for past costs. The judgment is being appealed to the Ninth Circuit Court of Appeals.

     We remain confident that the Company will recover all or a substantial portion of these past and future costs from our liability insurers, against whom legal action is presently proceeding.

    Earnings for fiscal 1994 of $12,250,000 increased by 109% when compared to 1993 income of $5,865,000 ($.49 per share) before the effect of an accounting change. Net income for 1993 was adversely affected by a $1,980,000 net after tax charge due to the adoption of Statement of Financial Accounting Standards Board No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

    Over the three year period from fiscal year 1993 to fiscal year 1995, both cost of goods sold and selling and administrative expenses, as indicated in the Consolidated Statement of Income and Retained Earnings on page seven of the 1995 Annual Report have increased in absolute dollars as sales volumes increased. In 1995 cost of goods sold as a percentage of sales increased to 65.5% from 64.6% in 1994 due to start-up costs associated with our new manufacturing plant in The Netherlands as well as more aggressive global pricing strategies. Cost of goods sold decreased slightly from 65.0% in 1993 to 64.6% in 1994. Selling and administrative expenses as a percent of net sales decreased to 17.1% for 1995 compared to 19.1% in 1994 and 21.6% in 1993. Inflation and changing prices have not had a material impact on the Company's income in fiscal 1993 through 1995.

    During 1995 the currencies of most of the countries in which our subsidiaries operate weakened against the U.S. dollar, resulting in a decrease of $120,000 ($.01 per share) in shareholders' equity for the year. These translation adjustments resulted in an increase of $3,041,000 ($.25 per share) for fiscal 1994 and a decrease of $1,181,000 ($.10 per share) for fiscal 1993.

LIQUIDITY AND CAPITAL RESOURCES

    For the year ended January 31, 1996 capital expenditures totaled
$11,800,000 compared to $21,900,000 for 1994 and $8,100,000 for 1993.
Expenditures in 1995 were primarily targeted at investments in enhanced manufacturing, engineering and information systems equipment, tooling and advanced technology. During 1994 and 1993 approximately $14,300,000 was incurred in purchasing land, constructing and equipping our new European manufacturing and headquarters facility in The Netherlands. Planned capital expenditures for 1996 of $19,325,000 are also being directed at productivity and quality improvements, and include $4,400,000 for a major addition, renovation and consolidation of our Portland office. This project will enable us to bring all corporate functions under one roof in an environment which facilitates cross-functional teams working more efficiently. The funds for this new facility have been committed with construction to begin during the first quarter of 1996.

    Based on the Company's strong earnings and cash flow, dividends were increased to $.45 during 1995. In addition to the regular $.09 quarterly dividend, the Board of Directors also declared a $.09 special dividend which was paid with the fourth quarter dividend. In 1994 dividends totaled $.375 including the regular $.075 quarterly dividend and a special year-end dividend of $.075. Dividends in 1993 consisted of the regular quarterly dividends of $.075 and totaled $.30. All per share amounts include the effect of the 100% stock dividend declared in February 1995.

    Cash generated from operating activities resulted in a substantial increase in cash and cash equivalents to $23,326,000 at January 31, 1996. This is an increase of $6,123,000 over the prior year end balance of $17,203,000. Current assets at January 31, 1996 were 2.3 times current liabilities. Short and Long-term debt increased during the year from $13,864,000 to $17,486,000. The increase in long-term debt reflects the final portion of the mortgage financing of the new European facility. Combined short and long-term debt amounts to about 19% of shareholders' equity. Our strong cash position, together with our available borrowing capacity, is more than sufficient to meet our short-term requirements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Pages 7 through 15 to the 1995 Annual Report to Shareholders are incorporated by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The definitive Proxy Statement dated April 10, 1996 is incorporated by reference.

    The term of office of all officers is one year. Names, ages and position of all executive officers of Cascade Corporation follow.

- ----------------------------------------------------------------------------------------------------
                                  Year First
                                   Elected
Name                    Age        Officer       Present Position
- ----------------------------------------------------------------------------------------------------
Joseph J. Barclay       63          1968         Chairman, Chief Executive Officer and Director
Robert C. Warren, Jr.   47          1984         President, Chief Operating Officer and Director
Gregory S. Anderson     47          1991         Vice President-Human Resources
Gerald M. Bitz          61          1974         Vice President-Finance and Secretary
Terry H. Cathey         48          1993         Vice President-Manufacturing
Zouhdi M. Derhalli      63          1993         Vice President-Engineering
Lawrence S. Maunder     63          1990         Vice President-Marketing
James P. Miller         48          1992         Treasurer
- ----------------------------------------------------------------------------------------------------


ITEM 11. EXECUTIVE COMPENSATION

    The definitive Proxy Statement dated April 10, 1996 is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    The definitive Proxy Statement dated April 10, 1996 is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  ON
         FORM 8-K

INDEX TO FINANCIAL STATEMENTS

(a) 1.   CONSOLIDATED FINANCIAL STATEMENTS

    The Consolidated Financial Statements, together with the report thereon of Price Waterhouse LLP dated March 15, 1996, appearing on pages 7 to 15 of the accompanying 1995 Annual Report are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and information incorporated in Items 5, 6 and 8, the 1995 Annual Report is not to be deemed filed as part of this report.

    2.   FINANCIAL STATEMENT SCHEDULES-1995, 1994 AND 1993

    Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or not required.

    The individual financial statements of the registrant and its subsidiaries have been omitted since the registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together exceed 5% of the total consolidated assets at January 31, 1996, except indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the year of its creation.

    3.   EXHIBITS

             1.  Copy of Notice of Annual Meeting dated April 10, 1996.
             2.  Copy of Form of Proxy for Annual Meeting.
             3.  Basic documents incorporated by reference:

                 Articles of Incorporation filed with the Commission May 28,
             1965.
             Amendment to Articles of Incorporation filed in Proxy Statement for annual meeting of shareholders May 12, 1987, filed with the Commission April 14,1988.
             Amendment to Articles of Incorporation filed in Proxy Statement for annual meeting of shareholders May 9, 1989, filed with the Commission April 27, 1990.
             By-Laws, as amended to February 8, 1989, filed with the Commission
                 April 27,1990.
             Specimen copy of stock certificate, filed as Exhibit 4-1 to Form
                 S-1, filed with the Commission May 28, 1965.

(b) REPORTS ON FORM 8-K

    During the quarter ended January 31, 1996, the Company was not required to file a Form 8-K with the Commission.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant, CASCADE CORPORATION has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CASCADE CORPORATION


                                        /s/ G.M. Bitz
                                        ------------------------------------
                                   By:  G.M. Bitz
                                        VICE PRESIDENT-FINANCE AND SECRETARY

    Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


/s/ Joseph J. Barclay                              4/5/96
- -----------------------------------------------------------
Joseph J. Barclay                                  Date
CHAIRMAN AND CHIEF EXECUTIVE OFFICER, DIRECTOR


/s/ Robert C. Warren, Jr.                          4/5/96
- -----------------------------------------------------------
Robert C. Warren, Jr.                              Date
PRESIDENT AND CHIEF OPERATING OFFICER, DIRECTOR


/s/ Richard C. Hire                                4/5/96
- -----------------------------------------------------------
Richard C. Hire, DIRECTOR                          Date


/s/ Eric Hoffman                                   4/5/96
- -----------------------------------------------------------
Eric Hoffman, DIRECTOR                             Date


/s/ C. Calvert Knudsen                             4/5/96
- -----------------------------------------------------------
C. Calvert Knudsen, DIRECTOR                       Date


/s/ Nicholas Lardy                                 4/5/96
- -----------------------------------------------------------
Nicholas Lardy, DIRECTOR                           Date


/s/ James S. Osterman                              4/5/96
- -----------------------------------------------------------
James S. Osterman, DIRECTOR                        Date


/s/ Jack B. Schwartz                               4/4/96
- -----------------------------------------------------------
Jack B. Schwartz, DIRECTOR                         Date


/s/ Rob Spaans                                     4/5/96
- -----------------------------------------------------------
Rob Spaans, DIRECTOR                               Date


/s/ Robert C. Warren                               4/3/96
- -----------------------------------------------------------
Robert C. Warren, DIRECTOR                         Date