Form 10-Q
period 1996-04-30
CASCADE CORP
filed 1996-06-11
CIK 18061

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

________________________________________________________________________________

                                      FORM 10-Q

(Mark one)

                     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended April 30, 1996

                                          OR

                   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission file number  2-23666
                           -------------------------------


                                 CASCADE CORPORATION

                                AN OREGON CORPORATION
                  I.R.S. Employer Identification Number   93-0136592
                                 2020 S.W. 4th Avenue
                              Portland,   Oregon  97201
                                   (503)   227-0024

________________________________________________________________________________


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     YES   X       NO
                                                       -----        -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common shares outstanding 11,896,704, net of treasury shares.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

(unaudited - in thousands, except per share figures)


                                                           Three months ended
                                                                 April 30,
                                                        -----------------------
                                                          1996          1995
                                                       ---------    ----------
Net sales                                              $  57,010    $   57,150
                                                       ---------    ----------
Costs and expenses:
  Cost of goods sold                                      37,345        37,595
  Depreciation                                             2,685         2,515
  Selling and administrative expenses                      9,915         9,695
  Environmental expense                                                    438
                                                       ---------    ----------
                                                          49,945        50,243
                                                       ---------    ----------

Operating income                                           7,065         6,907

  Interest expense                                           211           283
  Interest income                                           (236)         (178)
  Other expense, net                                         360           162
                                                       ---------    ----------

Income before income taxes                                 6,730         6,640
Income taxes                                               2,340         2,350
                                                       ---------    ----------

Net income                                                 4,390         4,290

Retained earnings, beginning of period                    85,083        79,910

Cash dividends                                            (1,071)       (1,081)
                                                       ---------    ----------
Retained earnings, end of period                       $  88,402    $   83,119
                                                       =========    ==========


Net income per share                                   $     .37    $      .36
                                                       =========    ==========

Dividends per share                                    $     .09    $      .09
                                                       =========    ==========

(Weighted average shares outstanding)                 11,990,447    12,009,904


CASCADE CORPORATION AND SUBSIDIARY COMPANIES
          PART 1
CONSOLIDATED BALANCE SHEET                                            Fiscal
(in thousands)                                                      Year ended
                                                        April 30    January 31
                                                          1996         1996
                                                      ----------    ----------
                                                      (unaudited)
Assets

Current assets:
Cash and cash equivalents                             $   20,573    $   23,326
Accounts receivable, less allowance
  for doubtful accounts of $747 and $967                  36,924        38,574
Inventories, at average cost
  which is lower than market:
  Finished goods and components                           16,753        16,142
  Goods in process                                         4,071         4,083
  Raw materials                                            5,055         4,990
                                                      ----------    ----------
                                                          25,879        25,215

Prepaid expenses                                             617           849
                                                      ----------    ----------
  Total current assets                                    83,993        87,964

Property, plant and equipment, at cost less
  accumulated depreciation                                63,287        63,214
Deferred income taxes                                         86            58
Other assets                                               2,029         1,954
                                                      ----------    ----------
  Total assets                                        $  149,395    $  153,190
                                                      ==========    ==========

Liabilities and Shareholders' Equity

Current liabilities:
Notes payable to banks                                $    5,810    $    5,015
Current portion of long-term debt                          2,078         2,940
Accounts payable                                          14,417        17,126
Accrued payroll and payroll taxes                          4,554         5,654
Other accrued expenses                                     2,516         6,418
Income taxes                                               2,533           982
                                                      ----------    ----------
  Total current liabilities                               31,908        38,135

Long-term debt                                             9,209         9,531
Accrued environmental expenditures                        10,500        10,500
Other liabilities                                          3,001         2,967
                                                      ----------    ----------
  Total liabilities                                       54,618        61,133
                                                      ----------    ----------

Shareholders' equity:
Common stock, $.50 par value,
authorized 20,000,000 shares-
issued 12,278,208 shares                                   6,139         6,139
Additional paid-in capital                                   568           568
Retained earnings                                         88,402        85,083
Cumulative foreign currency
translation adjustments                                      354           953
Treasury stock, at cost
(381,504 shares common)                                     (686)         (686)
                                                      ----------    ----------
  Total shareholders' equity                              94,777        92,057
  Total liabilities and                               ----------    ----------
  shareholders' equity                                $  149,395    $  153,190
                                                      ==========    ==========

*For the three months ended April 30, 1996, the cumulative translation adjustment account reflects a debit of $599 resulting from translation adjustments.



CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited - in thousands)                                  Three months ended
                                                                 April 30
                                                        -----------------------
                                                          1996          1995
                                                       ---------    ----------
Cash flows from operating activities:
Net income                                             $   4,390    $    4,290
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Depreciation                                             2,685         2,515
  Deferred income taxes                                      (25)         (484)
Changes in operating assets and liabilities:
  Accounts receivable                                      1,650        (4,953)
  Inventories                                               (664)       (3,335)
  Prepaid expenses                                           232           215
  Account payable and accrued expenses                    (7,711)       (4,758)
  Income taxes                                             1,551         1,390
  Other liabilities                                           34            23
                                                       ---------    ----------

    Cash provided by (used in) operations                  2,142        (5,097)
                                                       ---------    ----------

Cash flows from investing activities:
Acquisition of property, plant and equipment              (3,519)       (3,566)
Other assets                                                 (75)           26
                                                       ---------    ----------

    Net cash used in investing activities                 (3,594)       (3,540)
                                                       ---------    ----------

Cash flows from financing activities:
Long-term debt, including current portion                   (937)        7,663
Notes payable to banks                                       795         1,253
Cash dividends                                            (1,071)       (1,081)
                                                       ---------    ----------

    Net cash (used in) provided by financing activities   (1,213)        7,835
                                                       ---------    ----------

Effect of exchange rate changes                              (88)        1,089
                                                       ---------    ----------

(Decrease) increase in cash and cash equivalents          (2,753)          287

Cash and cash equivalents at
beginning of year                                         23,326        17,203
                                                       ---------    ----------

Cash and cash equivalents at end of period             $  20,573    $   17,490
                                                       =========    ==========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                         $     205    $      283
      Income taxes                                     $     821    $    1,224


CASCADE CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - RECLASSIFICATIONS

Certain reclassifications have been made to January 31, 1996 amounts to conform with the April 30, 1996 presentation. Such reclassifications had no impact on previously reported results of operations or shareholder's equity.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended April 30, 1996 were $57,010,000 as compared to sales of $57,150,000 for the first quarter of 1995. Net income for the first quarter of 1996 of $4,390,000 ($.37 per share) represents an increase of 2.3% compared to net income of $4,290,000 ($.36 per share) for the corresponding 1995 period.

Shipments during the first quarter were negatively affected by two events in North America. A power transformer failure in the Portland plant caused the loss of several days of production in late April and a major original equipment manufacturer rescheduled deliveries of a substantial quantity of masts to later in the year as a result of its heavy inventories and relocation to a new plant facility. While the production lost to the power problem has since been recovered, the Westminster, South Carolina Mast plant will operate at lower volumes than expected for at least the next two quarters. North American bookings remain strong, although they have not matched the record levels of previous quarters. Business conditions in most European countries have strengthened and our sales in the first quarter increased by 8.2% over last year's comparable quarter. Sales in Japan are also up substantially over last year. Pricing has not been a significant factor in sales volume changes.

The Company created a special reserve of $12,000,000 in the fourth quarter of 1995 in anticipation of future expenses associated with environmental investigation and remediation activities which may be incurred over a period of up to 30 years. We remain confident that the Company will recover all or a substantial portion of these past and future costs from our liability insurers, against whom legal action is presently proceeding. As a result, environmental expenditures beginning in the current year are charged against this reserve rather than to current operations as was the case in prior years.

The net income increase reflects continued strong expense control throughout the company along with improved operating performance in Europe.

During the fourth quarter of 1995 the Company announced its intention to repurchase up to 400,000 shares of its common stock. Subsequent to quarter end, we acquired 120,000 shares, bringing the total repurchased to 233,200 shares at an average cost of $14.80.

In our financial consolidations, the U.S. dollar strengthened modestly against the European currencies during the quarter, continuing the trend. Since the comparable quarter in 1995, the Dutch Guilder and British Pound have weakened by 9.4% and 6.4% respectively. As a result, the adjustment for currency translation in our financial statements reflects a decrease of $599,000 ($.05 per share) in shareholders' equity for the current quarter and year to date.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures of $3,519,000 have been recorded during the first quarter, approximately equal to the $3,566,000 recorded during the corresponding period in 1995. Planned capital expenditures for 1996 of $19,325,000 include $4,400,000 for a major addition, renovation and consolidation of our Portland office. It was anticipated that work would begin on this project in the first quarter, but due to delays associated with obtaining permits, ground breaking has been rescheduled for late second quarter 1996. This and other capital expenditures are directed at productivity and quality improvements as well as introduction of new products.

No significant shifts occurred in the balance sheet during the quarter. The Company's total long and short-term debt to equity ratio was .18 to 1.00 and working capital approximated $52,100,000 at April 30, 1996. Our strong cash position, together with our available borrowing capacity, is more than sufficient to meet our short-term requirements.

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


                                            CASCADE CORPORATION




     June 7, 1996                           /s/ James P. Miller
    --------------                          ----------------------------
         Date                                    James P.  Miller
                                            Vice President - Finance
                                            Secretary and Treasurer

CASCADE  CORPORATION AND SUBSIDIARY COMPANIES

                                       PART II


ITEM 1.  LEGAL PROCEEDINGS

         Neither the Company nor any of its subsidiaries are involved in any material pending legal proceedings other than enviromental litigation or litigation incidental to the regualr course of business. The company and its subsidiaries are adequately insured against product liability, personal injury and property damage claims which may arise occasionally.

ITEM 2.  CHANGES IN SECURITIES

              None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5.  OTHER INFORMATION

              None

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         During the quarter ended April 30, 1996, the company was not required to file a Form 8-K with the commission.