Form 10-Q
period 1996-07-31
CASCADE CORP
filed 1996-09-11
CIK 18061

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     ----------------------------------------------------------------------
                                    FORM 10-Q


     (Mark one)

                   (X) QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1996

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

     ----------------------------------------------------------------------


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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common shares outstanding 11,776,704, net of treasury shares.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

(unaudited - in thousands, except per share and average share figures)


                                                        Three months ended                       Six months ended
                                                               July 31                                 July 31
                                                  --------------------------------        --------------------------------
                                                     1996                1995                1996                1995
                                                  ------------        ------------        ------------        ------------
Net sales                                        $    54,805         $    58,650         $   111,815         $   115,800
                                                  ------------        ------------        ------------        ------------
Costs and expenses:
  Cost of goods sold, excluding depreciation          35,765              38,270              73,110              75,865
  Depreciation                                         2,590               2,530               5,275               5,045
  Selling and administrative expenses                  9,850               9,355              19,765              18,610
  Environmental expenses                                   -                 430                   -                 870
                                                  ------------        ------------        ------------        ------------
                                                      48,205              50,585              98,150             100,390
                                                  ------------        ------------        ------------        ------------
Operating income                                       6,600               8,065              13,665              15,410

Interest expense                                         200                 315                 410                 595
Interest income                                         (235)               (260)               (470)               (435)
Other expense, net                                       255                 705                 615               1,305
                                                  ------------        ------------        ------------        ------------
Income before income taxes                             6,380               7,305              13,110              13,945
Income taxes                                           2,045               2,700               4,385               5,050
                                                  ------------        ------------        ------------        ------------
Net income                                             4,335               4,605               8,725               8,895
                                                  ------------        ------------        ------------        ------------

Retained earnings, beginning of period                88,402              83,119              85,083              79,910
Stock repurchase                                      (1,290)                                 (1,290)
Cash dividends                                        (1,059)             (1,081)             (2,130)             (2,162)
                                                  ------------        ------------        ------------        ------------
Retained earnings, end of period                 $    90,388         $    86,643         $    90,388         $    86,643
                                                  ------------        ------------        ------------        ------------
                                                  ------------        ------------        ------------        ------------
Net income per share                             $       .37         $       .38         $       .74         $       .74
                                                  ------------        ------------        ------------        ------------
                                                  ------------        ------------        ------------        ------------
Dividends per share                              $       .09         $       .09         $       .18         $       .18
                                                  ------------        ------------        ------------        ------------
                                                  ------------        ------------        ------------        ------------
(Weighted average shares outstanding)             11,815,834          12,009,904          11,855,825          12,009,904
                                                  ------------        ------------        ------------        ------------
                                                  ------------        ------------        ------------        ------------

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
                 PART 1
CONSOLIDATED BALANCE SHEET
   (in thousands)


                                                                        July 31,      January 31
                                                                          1996           1996
                                                                      ------------   ------------
                                                                      (unaudited)
Assets

Current assets:
  Cash and cash equivalents                                          $    17,821    $    23,326
  Accounts receivable, less allowance
      for doubtful accounts of $751 and $967                              34,092         38,574
  Inventories, at average cost
      which is lower than market:
      Finished goods and components                                       17,756         16,142
      Goods in process                                                     4,253          4,083
      Raw materials                                                        4,748          4,990
                                                                      ------------   ------------
                                                                          26,757         25,215

  Prepaid expenses                                                           970            849
                                                                      ------------   ------------
        Total current assets                                              79,640         87,964

  Property, plant and equipment, at cost less
      accumulated depreciation                                            66,571         63,214
  Deferred income taxes                                                       29             58
  Other assets                                                             1,902          1,954

                                                                      ------------   ------------
        Total assets                                                 $   148,142    $   153,190
                                                                      ------------   ------------
                                                                      ------------   ------------
Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable to banks                                             $     6,919    $     5,015
  Current portion of long-term debt                                        2,080          2,940
  Accounts payable                                                        10,723         17,126
  Accrued payroll and payroll taxes                                        3,962          5,654
  Other accrued expenses                                                   4,205          6,418
  Income taxes                                                               104            982
                                                                      ------------   ------------
        Total current liabilities                                         27,993         38,135

  Long-term debt                                                           9,395          9,531
  Accrued environmental expenditures                                      10,500         10,500
  Other liabilities                                                        3,031          2,967
                                                                      ------------   ------------
        Total liabilities                                                 50,919         61,133
                                                                      ------------   ------------
  Shareholders' equity:
    Common stock, $.50 par value,
     authorized 20,000,000 shares-
     issued 12,158,208 and 12,298,208 shares                               6,079          6,139
  Additional paid-in capital                                                   -            568
  Retained earnings                                                       90,388         85,083
  Cumulative foreign currency
    translation adjustments                                                1,442            953
  Treasury stock, at cost
    (381,504 shares common)                                                 (686)          (686)
                                                                      ------------   ------------
        Total shareholders' equity                                        97,223         92,057
        Total liabilities and
        shareholders' equity                                         $   148,142    $   153,190
                                                                      ------------   ------------
                                                                      ------------   ------------

*For the six months ended July 31, 1996, the cumulative translation adjustment account reflects a credit of $489 resulting from translation adjustments.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
     (unaudited-in thousands)


                                                                          Six months ended
                                                                               July 31
                                                                      -------------------------
                                                                         1996           1995
                                                                      ----------     ----------
Cash flows from operating activities:
  Net income                                                         $     8,725    $     8,895
    Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
      Depreciation                                                         5,275          5,045
      Deferred income taxes                                                    4           (484)
Changes in operating assets and liabilities:
      Accounts receivable                                                  4,482         (6,721)
      Inventories                                                         (1,542)        (3,549)
      Prepaid expenses                                                      (121)           (18)
      Accounts payable and accrued expenses                              (10,308)        (3,371)
      Income taxes                                                          (878)         2,408
      Other liabilities                                                       64             25
                                                                      ----------     ----------

        Cash provided by operating activities                              5,701          2,230
                                                                      ----------     ----------

Cash flows from investing activities:
  Acquisition of property, plant and equipment                            (8,187)        (6,406)
  Other assets                                                                52             44
                                                                      ----------     ----------

        Net cash used in investing activities                             (8,135)        (6,362)
                                                                      ----------     ----------

Cash flows from financing activities:
  Long-term debt, including current portion                               (1,083)         8,109
  Notes payable to banks                                                   1,904          3,160
  Stock repurchase                                                        (1,920)
  Cash dividends                                                          (2,130)        (2,162)
                                                                      ----------     ----------

        Net cash (used in) provided by financing activities               (3,229)         9,107
                                                                      ----------     ----------

Effect of exchange rate changes                                              158            785
                                                                      ----------     ----------

(Decrease) increase in cash and cash equivalents                          (5,505)         5,760

Cash and cash equivalents at beginning of period                          23,326         17,203
                                                                      ----------     ----------

Cash and cash equivalents at end of period                           $    17,821    $    22,963
                                                                      ----------     ----------
                                                                      ----------     ----------

Supplemental disclosure of cash flow information:
        Cash paid during the period for:
               Interest                                              $       400    $       575
               Income taxes                                          $     5,270    $     2,931


CASCADE CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - RECLASSIFICATIONS

Certain reclassifications have been made to July 31, 1995 amounts to conform with the July 31, 1996 presentation. Such reclassifications had no impact on previously reported results of operations or shareholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended July 31, 1996 totaled $54,805,000, a decrease of 7% compared to sales of $58,650,000 recorded in the second quarter of 1995. Net income for the second quarter of 1996 was $4,335,000 ($.37 per share) or 6% lower than net income of $4,605,000 ($.38 per share) for the corresponding 1995 period.

For the six months ended July 31, 1996, consolidated net sales of $111,815,000 reflect a 3% decrease from sales of $115,800,000 for the corresponding prior year period. Net income for the six months of $8,725,000 ($.74 per share) for the first six months was 2% below the comparable $8,895,000 ($.74 per share) for the first six months of 1995. Expressed as a return on sales, net income for the first six months represents was 7.8% which represents a slight improvement from last year.

Sales in Europe and North America for the first six months declined by 6.7% and 4.5%, respectively, compared with the first half of 1995. While business conditions in most major European markets continue to be relatively strong, industry sales in the important German market remain well below earlier forecasts. As a consequence, the improvement in European operating results has fallen short of expectations. Factory shipments of lift trucks in North America held fairly steady during the second quarter but retail sales at the dealer level, which historically tend to be a more accurate barometer of Cascade attachment sales, have declined from record high levels.

We continue to be encouraged by the results of our focused sales and manufacturing efforts in several Asian markets. Company operations in Korea and China continue to experience significant growth and the prospects for continued improvement are excellent. In addition, current year results of our subsidiary in South Africa are well ahead of last year.

At its August meeting, the Directors approved a more aggressive posture toward potential acquisitions. In this regard, the Directors approved the purchase of White Systems International Pty., a niche manufacturer of specialized lift truck attachments located in Melbourne, Australia. This acquisition both broadens our product line and positions the Company to expand into this important Asian Pacific market.

In 1995 the Directors authorized the repurchase of up to 400,000 shares of Cascade common stock. During the second quarter the Company repurchased an additional 120,000 shares, bringing the total number of shares repurchased under this plan to 233,200 at an average cost of $14.80.

During both the three and six month periods ended July 31, 1996, the US dollar has weakened against the major foreign currencies which effect our financial consolidations.

As a result, the adjustment for currency translation in our consolidated balance sheet has increased $1,088,000 ($.09 per share) for the quarter and $489,000 ($.04 per share) for the six months ended July 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

Over the preceding five years, expenditures for new facilities, machinery, equipment and tooling have totaled nearly $50,000,000. Capital expenditures of $8,187,000 have been recorded during the first six months of this fiscal year. This is higher than the $6,406,000 recorded during the corresponding period in 1995. As in the past, funds for capital improvements have been funded from operations.

No other significant shifts occurred in the balance sheet during the quarter. The Company's total long and short-term debt to equity ratio was .19 to 1.00 and working capital approximated $51,650,000 at July 31, 1996.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

          Neither the Company nor any of its subsidiaries are involved in any material pending legal proceedings other than environmental litigation or litigation incidental to the regular course of business. The company and its subsidiaries are adequately insured against product liability, personal injury and property damage claims which may arise occasionally.

ITEM 2.   CHANGES IN SECURITIES

               None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None

ITEM 5.   OTHER INFORMATION

               None

ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K

          During the quarter ended July 31, 1996, the company was not required to file a Form 8-K with the commission.

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


                                         CASCADE CORPORATION


                                         /s/ James P. Miller
     ---------------               --------------------------------
          Date                              James P. Miller
                                        Vice President - Finance
                                         Secretary and Treasurer