Form 10-Q
period 1996-10-31
CASCADE CORP
filed 1996-12-12
CIK 18061

     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C.  20549


--------------------------------------------------------------------------------

                  FORM 10-Q


(Mark one)

   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13
   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 1996

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common shares outstanding 11,666,704, net of treasury shares.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

(unaudited - in thousands, except per share and average share figures)


                                                       Three months ended             Nine months ended
                                                          October 31                     October 31
                                                  --------------------------      ---------------------------
                                                     1996            1995            1996             1995
                                                  ----------     -----------      ----------       ----------
Net sales                                        $    54,870    $    58,480      $   166,685    $   174,280
                                                  -----------    -----------      -----------    -----------
Costs and expenses:
    Cost of goods sold, excluding depreciation        35,710         38,605          108,820        114,470
    Depreciation                                       2,440          2,315            7,715          7,360
    Selling and administrative expenses                9,920          9,585           29,685         29,065
    Environmental expenses                                 -            445                -          1,315
                                                  -----------    -----------      -----------    -----------
                                                      48,070         50,950          146,220        152,210
                                                  -----------    -----------      -----------    -----------
Operating income                                       6,800          7,530           20,465         22,070

Interest expense                                         210            270              620            865
Interest income                                         (180)          (260)            (650)          (695)
Other expense, net                                       330            700              945          1,135
                                                  -----------    -----------      -----------    -----------
Income before income taxes                             6,440          6,820           19,550         20,765
Income taxes                                           2,075          2,140            6,460          7,190
                                                  -----------    -----------      -----------    -----------
Net income                                             4,365          4,680           13,090         13,575
                                                  -----------    -----------      -----------    -----------

Retained earnings, beginning of period                90,388         86,643           85,083         79,910
Stock repurchase                                      (1,317)             -           (2,607)             -
Cash dividends                                        (1,051)        (1,081)          (3,181)        (3,243)
                                                  -----------    -----------      -----------    -----------
Retained earnings, end of period                 $    92,385    $    90,242      $    92,385    $    90,242
                                                  -----------    -----------      -----------    -----------
                                                  -----------    -----------      -----------    -----------
Net income per share                             $       .37    $       .39      $      1.11    $      1.13
                                                  -----------    -----------      -----------    -----------
                                                  -----------    -----------      -----------    -----------
Dividends per share                              $       .09    $       .09      $       .27    $       .27
                                                  -----------    -----------      -----------    -----------
                                                  -----------    -----------      -----------    -----------
Weighted average shares outstanding               11,744,856     12,009,904       11,818,164     12,009,904
                                                  -----------    -----------      -----------    -----------
                                                  -----------    -----------      -----------    -----------

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
                 PART 1
CONSOLIDATED BALANCE SHEET
   (in thousands)
                                                      October 31     January 31
                                                         1996           1996
                                                     ------------   ------------
                                                      (unaudited)
Assets

Current assets:
 Cash and cash equivalents                          $    14,786     $    23,326
 Accounts receivable, less allowance
     for doubtful accounts of $750 and $967              38,808          38,574
 Inventories, at average cost
     which is lower than market:
     Finished goods and components                       17,868          16,142
     Goods in process                                     4,148           4,083
     Raw materials                                        4,497           4,990
                                                     -----------     -----------
                                                         26,513          25,215

 Prepaid expenses                                         1,304             849
                                                     -----------     -----------
     Total current assets                                81,411          87,964

Property, plant and equipment, at cost less
     accumulated depreciation                            67,556          63,214
Deferred income taxes                                     1,796              58
Other assets                                              2,527           1,954
                                                     -----------     -----------
     Total assets                                   $   153,290     $   153,190
                                                     -----------     -----------
                                                     -----------     -----------
Liabilities and Shareholders' Equity

Current liabilities:
 Notes payable to banks                             $     5,035     $     5,015
 Current portion of long-term debt                        2,034           2,940
 Accounts payable                                        13,142          17,126
 Accrued payroll and payroll taxes                        4,979           5,654
 Other accrued expenses                                   3,910           6,418
 Income taxes                                               954             982
                                                     -----------     -----------
     Total current liabilities                           30,054          38,135

Long-term debt                                            8,891           9,531
Accrued environmental expenditures                       10,500          10,500
Deferred income taxes                                     1,786               -
Other liabilities                                         3,037           2,967
                                                     -----------     -----------
      Total liabilities                                  54,268          61,133
                                                     -----------     -----------
Shareholders' equity:
 Common stock, $.50 par value,
  authorized 20,000,000 shares-
  issued 12,048,208 and 12,278,208 shares                 6,024           6,139
Additional paid-in capital                                    -             568
Retained earnings                                        92,385          85,083
Cumulative foreign currency
 translation adjustments                                  1,299             953
Treasury stock, at cost
 (381,504 common shares)                                   (686)           (686)
                                                     -----------     -----------
     Total shareholders' equity                          99,022          92,057
     Total liabilities and                           -----------     -----------
     shareholders' equity                           $   153,290     $   153,190
                                                     -----------     -----------
                                                     -----------     -----------

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
   (unaudited - in thousands)                              Nine months ended
                                                              October 31,
                                                       -------------------------
                                                         1996            1995
                                                       ---------       ---------
Cash flows from operating activities:
 Net income                                           $  13,090       $  13,575
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                          7,715           7,360
    Deferred income taxes                                   (19)           (487)
Changes in operating assets and liabilities:
    Accounts receivable                                    (234)         (6,074)
    Inventories                                          (1,298)         (4,080)
    Prepaid expenses                                       (455)            271
    Accounts payable and accrued expenses                (7,167)           (805)
    Income taxes                                            (28)          2,164
    Other liabilities                                        70              46
                                                       ---------       ---------
     Cash provided by operating activities               11,674          11,970
                                                       ---------       ---------
Cash flows from investing activities:
 Acquisition of property, plant and equipment           (12,074)         (9,037)
 Other assets                                              (573)           (735)
                                                       ---------       ---------
     Net cash used in investing activities              (12,647)         (9,772)
                                                       ---------       ---------
Cash flows from financing activities:
 Notes payable to banks                                      20              52
 Long-term debt, including current portion               (1,378)          6,033
 Stock repurchase                                        (3,286)              -
 Cash dividends                                          (3,181)         (3,243)
                                                       ---------       ---------
     Net cash (used in) provided by
      financing activities                               (7,825)          2,842
                                                       ---------       ---------
Effect of exchange rate changes                             258             377
                                                       ---------       ---------
(Decrease) increase in cash and cash equivalents         (8,540)          5,417

Cash and cash equivalents at
 beginning of period                                     23,326          17,203
                                                       ---------       ---------
Cash and cash equivalents at end of period            $  14,786       $  22,620
                                                       ---------       ---------
                                                       ---------       ---------
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
             Interest                                 $     574       $     854
             Income taxes                             $   6,376       $   5,355

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - RECLASSIFICATIONS

Certain reclassifications have been made to October 31, 1995 amounts to conform with the October 31, 1996 presentation. Such reclassifications had no impact on previously reported results of operations or shareholders' equity.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended October 31, 1996 totaled $54,870,000, a decrease of 6% compared to sales of $58,480,000 recorded in the third quarter of 1995. Net income for the third quarter of 1996 was $4,365,000 ($.37 per share) or 7% lower than net income of $4,680,000 ($.39 per share) for the corresponding 1995 period.

For the nine months ended October 31, 1996, consolidated net sales of $166,685,000 reflect a 4% decrease from sales of $174,280,000 for the corresponding prior year period. Net income for the nine months of $13,090,000 ($1.11 per share) was 4% below the comparable $13,575,000 ($1.13 per share) for the first nine months of 1995. Expressed as a return on sales, net income for the first nine months was 7.9%, which represents a slight improvement from last year.

Sales in Europe and North America for the first nine months declined by 10.2% and 2.0%, respectively, compared with the comparable 1995 period. Global trends in the third quarter are essentially unchanged from earlier in the year. Some European markets continue to show slow growth, and the key German market may have turned the corner from its depressed condition. North American results are improving slightly and operations in Asia continue to report significant growth from prior year levels.

As part of our growth strategy previously announced, the Company has purchased the assets of EML Industry AB, a subsidiary of Finnveden AB. EML manufactures a line of large fork lift truck masts and other accessories at its facility in Vaggeryd, Sweden, and distributes them internationally. Its revenues for the last twelve months were approximately $8,500,000. Current management continues with the operation.

The Company has also reached a definitive agreement to acquire Industrial Tires Limited ("ITL") and has agreed in principle to acquire Hyco-Cascade Pty., Ltd. ITL is based in Mississauga, Ontario, Canada, and is a leading manufacturer of solid tires for fork lift trucks and the materials handling industry. It had sales in 1995 of approximately $31,500,000 and has been consistently profitable. ITL's products fit nicely with Cascade's strategy of being the "One Stop Shopping Center" for the fork lift truck industry. Hyco-Cascade has been the Company's distributor in Australia and New Zealand for the past three years, and during this time has dramatically increased our market share in this market. Acquisition of Hyco-Cascade will bring new products to the Company in container handling and completes the current phase of our Asian strategy with the planned appointment of Mike Dobbins, Hyco-Cascade's Managing Director as Cascade's Managing Director, Asia-Pacific. Hyco-Cascade had revenues last year of approximately $17,000,000. It is expected that both of these acquisitions should be completed in January, 1997.

In 1995 the Directors authorized the repurchase of up to 400,000 shares of Cascade common stock. During the third quarter the Company repurchased an additional 110,000 shares, bringing the total number of shares repurchased under this plan to 343,200 at an average cost of $14.04.

During the third quarter the U.S. dollar strengthened modestly against most foreign currencies affecting our financial consolidations. However, for the nine months ended October 31, 1996 the U.S. dollar has weakened against both the British pound sterling and the Canadian dollar. As a result, the adjustment for currency translation in our financial statements reflects a decrease of $143,000 ($.01 per share) for the current quarter and an increase of $346,000 ($.03 per share) for the nine months ended October 31, 1996


LIQUIDITY AND CAPITAL RESOURCES

Over the preceding five years, expenditures for new facilities, machinery, equipment and tooling have totaled nearly $50,000,000. Capital expenditures of $12,074,000 have been recorded during the first nine months of this fiscal year. This is higher than the $9,037,000 recorded during the corresponding period in 1995. As in the past, funds for capital improvements have been funded from operations.


No other significant shifts occurred in the balance sheet during the quarter. The Company's total long and short-term debt to equity ratio was .16 to 1.00 and working capital approximated $51,360,000 at October 31, 1996.

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

             None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

             None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None


ITEM 5.   OTHER INFORMATION

             None


ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K

          During the quarter ended October 31, 1996, the company was not required to file a Form 8-K with the commission.

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


                                   CASCADE CORPORATION




     12/10/96                      /s/James P. Miller
   ------------                    ------------------------
       Date                           James P.  Miller
                                   Executive Vice President