Form 10-K405
period 1997-01-31
CASCADE CORP
filed 1997-04-14
CIK 18061

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                   ---------------

                                      FORM 10-K

 (Mark one)
    (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      For the fiscal year ended January 31, 1997

                                          OR

    ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934


                            Commission file number 2-23666

                                ---------------------

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

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        Common stock: New York Stock Exchange
--------------------------------------------------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

    State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1997: $179,375,574. As of this date there were 413 shareholders, including blocks of shares held by various depositories. It is the Company's belief that when the shares held by the depositories are attributed to the beneficial owners the total number of shareholders exceeds 2,500.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date: Common shares outstanding -11,666,704, net of treasury shares.

                         DOCUMENTS INCORPORATED BY REFERENCE
           Definitive Proxy Statement dated April 14, 1997-Parts I and III
                      1996 Annual Report to Shareholders-Part II

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  TABLE OF CONTENTS
                                                                          PAGE
                                                                          ----

PART I
    ITEM 1.   BUSINESS                                                      1
                   Products and Marketing                                   1
                   Competition                                              2
                   Customers and Suppliers                                  2
                   Patents and Licenses                                     3
                   Research and Development                                 3
                   Foreign Operations                                       3
    ITEM 2.   PROPERTIES                                                    4
    ITEM 3.   LEGAL PROCEEDINGS                                             5
    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
                   OF SECURITY HOLDERS                                      5
PART II
    ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS                              5
    ITEM 6.   SELECTED FINANCIAL DATA                                       5
    ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                      5
    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   7
    ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE                   7
PART III
    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT            7
    ITEM 11.  EXECUTIVE COMPENSATION                                        8
    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT                                           8
    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                8
PART IV
    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                   REPORTS ON FORM 8-K                                      8
SIGNATURES                                                                  9


NOTE: All references to the fiscal year (i.e. Fiscal 1994, 1995 and 1996) refer to the period ended January 31 of the year subsequent to the fiscal year (i.e. January 31, 1995, January 31, 1996, and January 31, 1997).

                                        PART I

ITEM 1.   BUSINESS

PRODUCTS AND MARKETING

     Cascade Corporation and its subsidiaries ("the Company") are engaged in the business of designing, manufacturing and selling hydraulically actuated equipment, forks for lift trucks and non-pneumatic (solid) tires used primarily in materials handling applications. Products include lift truck attachments, forks, masts, hose reels, hydraulic cylinders, replacement parts, and solid tires for the aforementioned products. The Company's manufacturing activities are conducted in its plants at Portland, Oregon; Springfield, Ohio; Warner Robins, Georgia and Westminster, South Carolina. Subsidiaries also conduct manufacturing activities in The Netherlands, the United Kingdom, Canada, China, Korea, Italy, France, Sweden and Australia. Subsidiaries conduct sales, engineering and warehousing operations in Canada, China, Korea, Germany, France, Finland, Spain, Sweden, South Africa, The Netherlands, United Kingdom, Italy and Japan. Executive offices are in Portland, Oregon. There are 1,989 people employed by the Company and its subsidiaries.

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

     During the last five years, attachments, masts and hose reels have accounted for 74% to 78% of the Company's consolidated sales. During this same period, hydraulic cylinders accounted for approximately 8% to 17% of the Company's consolidated sales. Replacement parts and other sales amounted to approximately 9% to 14% of total sales between 1992 and 1996.

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

     With the addition of Industrial Tires Limited (ITL) in January 1997, the Company has expanded its product line to include non-pneumatic (solid) tires. ITL is a leading manufacturer of solid industrial tires in North America. While its primary market continues to be fork truck tire business, product development efforts in the past several years have allowed ITL to enter niche markets including airport ground support equipment, aerial platform equipment and off-the-road applications such as waste management and underground mining. ITL manufactures tires at its facility in Mississauga, Canada and also has tires produced under license in Sri Lanka, Mexico and China.

     The Company purchased Kenhar Corporation in March 1997. Kenhar Corporation is the world's leading manufacturer of forks for fork lift trucks and other mobile material handling equipment. Kenhar also manufactures basebands for solid rubber industrial tires, wheels and carriage bars used on fork lift trucks. Kenhar Corporation has manufacturing plants in North America, England, France, Italy and Korea. Products are sold to original equipment manufacturers (OEM) of mobile material handling equipment and to the aftermarket consisting of company-owned and independent distributors, equipment dealers and OEM parts departments.

     Kenhar's market segments: sales to lift truck OEM, sales to OEM of other mobile equipment and to the aftermarket have different market cycles. Lift truck sales are correlated to general industrial capital spending while other mobile equipment sales are more closely related to construction activity and housing starts. The cycles of the segments tend not to coincide. In addition, the cycles of the Kenhar's global markets; North America, Europe and Asia, tend not to coincide. As a result, the Company believes that Kenhar's operations are insulated, to some degree, from significant changes in the general level of economic activity.

     The majority of ITL sales of solid tires comes from the secondary market and therefore, is still growing based upon the strong fork lift truck sales of several years ago. ITL is continuing to see a strong increase in the aerial lift and airport transportation markets. It is also seeing greater acceptance of solid tires in the waste management application, a market with strong growth potential.

     Statistical information in this report for the fiscal year ended January 31, 1997, and prior years does not reflect the ITL and Kenhar acquisitions or the acquisition of Hyco-Cascade Pty. Ltd. completed in March 1997.

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

     The Company's order backlog for all products at January 31, 1997, 1996 and 1995 was approximately $19,520,000, $24,560,000 and $27,010,000 respectively. At
January 31, 1997 approximately 90% (88% and 84% at January 31, 1996 and 1995) of the order backlog was due for delivery within 60 days and substantially all within six months.

     Through its subsidiary, Industrial Tires Limited, the Company has become one of the largest manufacturers and suppliers to both OEM and the aftermarket in North America. ITL offers the widest range of product offerings in the industry. The company believes that the combination of its strong customer base, extensive product offerings, established distribution systems and state-of -the-art manufacturing capabilities in North America, Canada, Mexico, China and Sri Lanka give it significant competitive advantages over other manufacturers in the industry.

      Kenhar's knowledge of the mobile material handling industry, combined with commitment to customer service, quality and excellence of products have made it the world's leading and largest manufacturer of forks. Since manufacturing facilities are located in most of the major world markets, Kenhar is capable of supplying its global customers with a full range of products of similar design and quality, with the added convenience of local service. With this capability, the Company believes it will continue to maintain its preeminent position.

CUSTOMERS AND SUPPLIERS

     Since the Company deals with lift truck manufacturers and their dealers, a substantial portion of its sales are made to the approximately ten major companies in the industry. NACCO Industries Inc., is the company's single largest customer. Sales to it and its subsidiaries, Hyster Company and Yale Materials Handling Inc., were 9.2%, 9.7% and 10.8% of consolidated sales during the years ended January 31, 1997, 1996 and 1995, respectively.

     The Company purchases materials and components necessary to produce its products from many different suppliers. The principal items purchased are rolled products from steel mills, unfinished castings and forgings, hydraulic motors, compounded rubber and hardware items such as fasteners, rollers, hydraulic seals and hose assemblies. With few exceptions, all raw materials are available from several domestic and foreign suppliers.

PATENTS AND LICENSES

     Patents have been a relatively unimportant factor in the development of the Company's business. While the Company holds rights under numerous patents, it believes that the business is not, to any significant degree, dependent on any patent or group of patents.

RESEARCH AND DEVELOPMENT

     Most of the Company's research and product development activities are performed in a 28,000 square-foot product development center in Portland, Oregon. The corporate engineering staff develops and designs almost all the products sold by the Company. This staff numbers approximately 68 engineers and is continually involved in developing new products and applications in the materials handling field and improving existing product lines. Consolidated expenditures for engineering research and development activities in fiscal years ended January 31, 1997, 1996 and 1995 were approximately $4,900,000, $4,700,000 and $4,500,000 respectively. Substantially all such activities were sponsored by the Company and its subsidiaries.

FOREIGN OPERATIONS

     Cascade N.V. was organized in The Netherlands in 1958 and is engaged in the business of manufacturing and marketing hydraulically actuated lift truck attachments. This subsidiary presently has warehouse, sales and service facilities in Dusseldorf, Germany; Paris, France; Vantaa, Finland; Barcelona, Spain and Vaggeryd, Sweden; Sheffield, United Kingdom; Cascade N.V. and its subsidiaries have 207 employees.

     Cascade (U.K.) Ltd. was incorporated in the United Kingdom in 1967 and manufactures and markets hydraulic cylinders and lift truck attachments. This subsidiary employs 174 people.

     Cascade (Canada) Inc. was incorporated in Canada in 1970 and presently conducts marketing, limited engineering and manufacturing activities for the hydraulically actuated equipment product line from Toronto, Ontario. In addition ITL, a division of Cascade (Canada) Inc., is devoted to the marketing, engineering and manufacturing of the solid tire product line. This subsidiary presently employs 243 people.

     Cascade (Africa) Pty. Limited, employing 8 people, was organized in 1967 in South Africa and its activities consist of sales, engineering and warehousing.

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

     Cascade Xiamen was incorporated in 1995 as a wholly owned foreign enterprise under the laws in the People's Republic of China. This subsidiary carries on sales, service and manufacturing activities and employs 36 people

     Cascade Material Handling (Australia) Pty Limited was organized in 1972 and is engaged in the business manufacturing and marketing hydraulically actuated lift truck attachments. This subsidiary employs 14 people.

     Kenhar Corporation (Kenhar) was purchased in March 1997. Kenhar was established in 1961 and is engaged in the business of manufacturing and marketing forks for fork lift trucks. Kenhar has manufacturing facilities in Guelph, Ontario, Canada; Findlay, Ohio, USA; Vancouver, Washington, USA; Piscataway, New Jersey, USA; Manchester, United Kingdom; La Machine, France; Brescia, Italy and Inchon, South Korea. Kenhar conducts sales and warehousing operations from these locations as well as from other facilities in Vancouver, British Columbia, Canada; Milton, Ontario, Canada; Decatur, Georgia, USA; Chicago, Illinois, USA; Buffalo, New York, USA; Charlotte, North Carolina, USA; Dallas, Texas, USA; Los Angeles, California, USA; San Francisco, California, USA; Rayleigh, Essex, United Kingdom; Varnamo, Sweden; Shanghai, China; Bad Urach, Germany; and Toyko, Japan. This subsidiary employes 610 people.

     Hyco-Cascade Pty Ltd. was acquired in March 1997. Hyco-Cascade manufactures and markets lift truck attachments in Australia and has a sales branch in New Zealand. This subsidiary was incorporated in 1981 and employs 92 people.

     There are no material risks attendant to the Company's foreign operations other than those incidental to the regular course of business. For further information about foreign operations, see Note 10 on page 15 of the 1996 Annual Report to Shareholders.

ITEM 2.   PROPERTIES

     The Company owns and leases various types of properties located throughout the continental United States, Europe, Canada, Australia, South Africa, China and Japan. Of the above mentioned properties, the following are considered principal facilities which include principal facilities of Kenhar Corporation and Hyco-Cascade Pty Ltd. which were acquired after January 31, 1997.

------------------------------------------------------------------------------------------------------------------
Location                                                                   Type of Activity
------------------------------------------------------------------------------------------------------------------
United States
     Portland, Oregon                             Owned/Leased        Manufacturing, Office, Engineering, Research
     Springfield, Painesville & Findlay, Ohio     Owned               Manufacturing, Warehouse, Office
     Warner Robins & Decatur, Georgia             Owned/Leased        Manufacturing, Warehouse, Office
     Westminster, South Carolina                  Owned               Manufacturing, Office
     Birmingham, Alabama                          Leased              Warehouse, Office
     Cheektowaga & Buffalo, New York              Leased              Warehouse, Office
     Santa Fe Springs, Los Angeles &              Leased              Warehouse, Office
         San Francisco, California
     Chicago, Illinois                            Leased              Warehouse, Office
     Memphis, Tennessee                           Leased              Warehouse, Office
     Houston & Dallas, Texas                      Leased              Warehouse, Office
     Vancouver, Washington                        Leased              Manufacturing, Office

Europe
     Almere & Hoorn, The Netherlands              Owned               Manufacturing, Office
     Almere & Diemen, The Netherlands             Owned               *
     Dusseldorf & Bad Urach, Germany              Owned/Leased        Warehouse, Office
     Paris & La Machine, France                   Owned               Manufacturing, Warehouse, Office
     Newcastle, Sheffield, Manchester, &          Owned/Leased        Manufacturing, Office
         Rayleigh, United Kingdom
     Brescia, Italy                               Leased              Manufacturing, Office
     Linkoping, Sweden                            Leased              Manufacturing, Warehouse, Office

Other Foreign
     Toronto, Mississauga, Melton,                Owned/Leased        Manufacturing, Warehouse, Office,
         Coquitlam & Guelph, Canada                                       Engineering, Research
     Melbourne, Brisbane & Sydney, Australia      Owned               Manufacturing, Office
     Auckland, New Zealand                        Leased              Warehouse, Office
     Johannesburg, South Africa                   Leased              Warehouse, Office
     Osaka & Toyko, Japan                         Leased              Warehouse, Office
     Inchon & Seoul Korea                         Leased              Manufacturing, Warehouse, Office
     Xiamen & Shanghai, China                     Leased              Manufacturing, Warehouse, Office


*The former European headquarters in Almere and the former manufacturing facility in Diemen are currently held for investment purposes.

    Several subsidiary companies are parties to various leases of office and computer equipment, storage space and automobiles which are of minor consequence.

ITEM 3.  LEGAL PROCEEDINGS

    Neither the Company nor any of its subsidiaries are involved in any material pending legal proceedings other than litigation related to environmental matters discussed on page 15 and 16 or matters arising in the regular course of business. The Company and its subsidiaries are adequately insured against product liability, personal injury and property damage claims which may occasionally arise.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The definitive Proxy Statement dated April 14, 1997 is incorporated by reference. No Matters were submitted to a vote of security holders during the fourth quarter ended January 31, 1997.



                        PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

    Page 17 of the 1996 Annual Report to Shareholders is incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    Page 1 of the 1996 Annual Report to Shareholders is incorporated by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

    Consolidated net sales for 1996 (the fiscal year ended January 31, 1997) totaled $218,485,000, a 6.6% decrease from record sales of $234,030,000 for 1995 and a 19% increase when compared to 1994. Earnings for 1996 were 5% lower when compared to 1995 earnings before the special charge for environmental expenses. When compared to prior years, 1996 net income increased 65% from 1995 and was 42% greater than the amount recorded in 1994.

    Sales in North America in 1996 were 4.8% lower than in 1995 reflecting softer lift truck shipments following 1995's record levels. Industry booking figures experienced an improvement during the 1996 fourth quarter and this favorable trend has continued during the first quarter of 1997. Although 1996 sales in Europe were down 10.2% from 1995, we believe a slow recovery is underway in the underlying economics of the Continent and we have established aggressive targets for our important European markets in 1997. Other Cascade subsidiaries recorded sales increases of 6.7% when compared to 1995, with particularly strong growth in China and Korea more than offsetting a disappointing performance in Japan.

    Revenue for 1995 was substantially greater than 1994 due to a 22% increase in North American sales and a 40% increase in sales in Europe with strong gains being recorded in nearly all market areas. Sales in Japan experienced solid improvement, while sales in Korea and South Africa were significantly greater than 1994.

RESULTS OF OPERATIONS

    Net income for the year ended January 31,1997 was $17,420,000 or $1.48 per share. This compares to $10,550,000 ($.88 per share) for the year ended January 31, 1996, after the special $7,800,000 net of tax ($.65 per share), provision for environmental expenses. This represents a very healthy return on sales of 8.0% and a return on shareholders' equity of 18.9%. Despite lower sales volumes, operating costs were generally held in check, which resulted in fairly level margins as compared with prior years.

    Earnings for fiscal 1995 of $10,550,000 decreased by 13.8% when compared to 1994 net income of $12,250,000. Net income for 1995 was adversely affected by the special charge mentioned previously. In 1995, the Company recorded a special charge of $12,000,000 ($7,800,000 net of tax) in anticipation of future expenses associated with environmental investigation and remediation activities which may be incurred over a period of up to 30 years. Although these costs are associated with manufacturing processes which were discontinued over twenty years ago, this charge is reflected as an operating expense in the Consolidated Statement of Income and Retained Earnings.

    Over the three year period from fiscal year 1994 to fiscal year 1996, both cost of goods sold and selling and administrative expenses, as indicated in the Consolidated Statement of Income and Retained Earnings on page 5 of the 1996 Annual Report remained relatively steady when expressed as a percentage of revenues. Cost of goods sold was 65.5% of net sales in 1996 and 1995 slightly higher than the 64.6% recorded in 1994. Selling and administrative expenses as a percent of net sales increased to 18.4% for 1996 compared to 17.1% in 1995 but decreased from 19.1% in 1994. As part of our growth strategy, we will continue to exercise prudent expense controls to ensure favorable bottom line results. Inflation and changing prices have not had a material impact on the Company's income in fiscal 1994 through 1996.

    During fiscal 1996, we introduced PLAN 2001 which will position the Company for further growth. The plan consists of three parts: aggressive pursuit of market share in existing markets, with focused expansion into smaller, regional markets; enhanced introduction of new product offerings; and a targeted acquisition program. The acquisitions announced over the past several months will enable the Company to serve its customers better with a broader range of products, and will add some $150 million in revenues based on recent performance. Please see notes 9 and 13 of the Consolidated Financial Statements on page 14 and 20 of the 1996 Annual Report for an outline of these acquisitions.

    The U.S. dollar weakened 9.3% compared to the Dutch guilder and 12.2% against the Japanese yen during 1996. As a result, foreign currency translation adjustments decreased shareholders' equity by $2,095,000 ($.18 per share) in 1996. Translation adjustments resulted in a decrease in shareholders' equity of $120,000 ($.01 per share) for fiscal 1995 and an increase of $3,041,000 ($.25 per share) for fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

    For the year ended January 31, 1997 capital expenditures totaled
$16,624,000 compared to $11,825,000 for 1995 and $21,921,000 for 1994.
Expenditures in 1996 were primarily targeted at investments in enhanced manufacturing, engineering and information systems equipment, along with tooling for new product introductions. Included in the 1996 amount are expenditures associated with expansion and consolidation at our Portland, Oregon manufacturing facility, which will be completed in 1997. This project will allow the Company's Executive Team to relocate from Parkside Center in downtown Portland to join the balance of the corporate staff, which will facilitate our team management style.

    Dividends were $.45 for both 1996 and 1995. In addition to the regular $.09 quarterly dividend, the Board of Directors also declared a $.09 special dividend both years which was paid with the fourth quarter dividend. In 1994 dividends totaled $.375 including the regular $.075 quarterly dividend and a special year-end dividend of $.075.

    The Company increased short and long-term borrowings by $27,434,000 during 1996 primarily in connection with the acquisitions discussed earlier. Combined short and long-term debt amounts to 45.5% of shareholders' equity. Cash and cash equivalents were $15,642,000 at January 31, 1997 compared to $23,326,000 at the prior year end. Current assets at January 31, 1997 were 1.5 times current liabilities. The Company's strong cash position, together with available borrowing capacity, is more than sufficient to meet our short-term requirements. In order to finance the acquisition of Kenhar Corporation and Hyco-Cascade Pty Ltd. subsequent to January 31, 1997, the Company entered into an agreement which increased the Company's available borrowing capacities from $81,816,000 to $111,816,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Pages 5 through 16 to the 1996 Annual Report to Shareholders are incorporated by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The definitive Proxy Statement dated April 14, 1997 is incorporated by reference.

    The term of office of all officers is one year. Names, ages and position of all executive officers of Cascade Corporation follow.

--------------------------------------------------------------------------------
                           Year First
                            Elected
Name                    Age  Officer   Present Position
--------------------------------------------------------------------------------
Joseph J. Barclay       64   1968      Chairman and Director
Robert C. Warren, Jr.   48   1984      President, Chief Executive Officer and
                                       Director
James P. Miller         49   1992      Executive Vice President, Secretary and
                                       Treasurer
William J. Harrison     58   1997      Executive Vice President
Gregory S. Anderson     48   1991      Vice President-Human Resources
Richard S. Anderson     49   1996      Vice President-Material Handling Product
                                       Group
Terry H. Cathey         49   1993      Vice President-Material Handling
                                       Operations
Zouhdi M. Derhalli      64   1993      Vice President-Material Handling Product
                                       Development
Robert L. Mott          55   1996      Vice President-OEM Product Group
--------------------------------------------------------------------------------

ITEM 11. EXECUTIVE COMPENSATION

    The definitive Proxy Statement dated April 14, 1997 is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

    The definitive Proxy Statement dated April 14, 1997 is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

INDEX TO FINANCIAL STATEMENTS

(a) 1.   CONSOLIDATED FINANCIAL STATEMENTS

    The Consolidated Financial Statements, together with the report thereon of Price Waterhouse LLP dated March 18, 1997, appearing on pages 5 to 16 of the accompanying 1996 Annual Report are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and information incorporated in Items 5, 6 and 8, the 1996 Annual Report is not to be deemed filed as part of this report.

    2.   FINANCIAL STATEMENT SCHEDULES-1996, 1995 AND 1994

    Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or not required.

         The individual financial statements of the registrant and its subsidiaries have been omitted since the registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together exceed 5% of the total consolidated assets at January 31, 1997, except indebtedness incurred in the ordinary course of business which is not overdue.

    3.   EXHIBITS
           1.  Copy of Notice of Annual Meeting dated April 14, 1997.
           2.  Copy of Form of Proxy for Annual Meeting.
           3.  Basic documents incorporated by reference:
           Articles of Incorporation filed with the Commission May 28, 1965. Amendment to Articles of Incorporation filed in Proxy Statement for annual meeting of shareholders May 12, 1987, filed with the Commission April 14,1988.
           Amendment to Articles of Incorporation filed in Proxy Statement for annual meeting of shareholders May 9, 1989, filed with the Commission April 27, 1990.
           By-Laws, as amended to February 8, 1989, filed with the
             Commission April 27,1990.
           Specimen copy of stock certificate, filed as Exhibit 4-1 to Form
             S-1, filed with the Commission May 28, 1965.

(b) REPORTS ON FORM 8-K

    During the quarter ended January 31, 1997, the Company filed a current report on Form 8-K with the Commission dated January 13, 1997 reporting the acquisition of Industrial Tires Limited (ITL).

                                      SIGNATURES

    Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant, CASCADE CORPORATION has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CASCADE CORPORATION


                                            -----------------------------------
                                       By:  James P. Miller
                                            EXECUTIVE VICE PRESIDENT, SECRETARY
                                            & TREASURER

    Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.



-------------------------------------------------------------------------------
Joseph J. Barclay                                                 Date
CHAIRMAN, DIRECTOR


-------------------------------------------------------------------------------
Robert C. Warren, Jr.                                             Date
PRESIDENT AND CHIEF EXECUTIVE OFFICER, DIRECTOR


-------------------------------------------------------------------------------
Richard C. Hire, DIRECTOR                                         Date


-------------------------------------------------------------------------------
Eric Hoffman, DIRECTOR                                            Date


-------------------------------------------------------------------------------
C. Calvert Knudsen, DIRECTOR                                      Date


-------------------------------------------------------------------------------
Nicholas R. Lardy, DIRECTOR                                       Date


-------------------------------------------------------------------------------
Lawrence S. Maunder, DIRECTOR                                     Date


-------------------------------------------------------------------------------
James S. Osterman, DIRECTOR                                       Date


-------------------------------------------------------------------------------
Jack B. Schwartz, DIRECTOR                                        Date


-------------------------------------------------------------------------------
Rob Spaans, DIRECTOR                                              Date