Form 10-Q
period 1997-04-30
CASCADE CORP
filed 1997-06-13
CIK 18061

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


--------------------------------------------------------------------------------


                                      FORM 10-Q



(Mark one)

                     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended April 30, 1997

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES   X     NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common shares outstanding 11,891,704, net of treasury shares.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

(unaudited - in thousands, except share data)


                                                     Three months ended
                                                         April 30,
                                                --------------------------
                                                    1997           1996
                                                -----------    -----------
Net sales                                      $     84,725   $     57,010
                                                -----------    -----------

Costs and expenses:
Cost of goods sold                                   58,240         37,345
Depreciation and amortization                         5,155          2,685
Selling and administrative expenses                  15,410          9,915
                                                -----------    -----------
                                                     78,805         49,945
                                                -----------    -----------

Operating income                                      5,920          7,065

Interest expense                                      1,515            211
Interest income                                        (130)          (236)
Other expense, net                                      140            360
                                                -----------    -----------


Income before income taxes                            4,395          6,730
Income taxes                                          1,495          2,340
                                                -----------    -----------

Net income                                            2,900          4,390

Retained earnings, beginning of period               94,561         85,083

Cash dividends                                       (1,342)        (1,071)
                                                -----------    -----------
Retained earnings, end of period               $     96,119   $     88,402
                                                -----------    -----------
                                                -----------    -----------

Net income per share                           $        .23   $       0.37
                                                -----------    -----------
                                                -----------    -----------

Dividends per share                            $       0.10   $        .09
                                                -----------    -----------
                                                -----------    -----------

Weighted average shares outstanding              12,852,041     11,990,447
                                                -----------    -----------
                                                -----------    -----------

The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
                   PART 1
                   ------
    CONSOLIDATED BALANCE SHEET                                    Fiscal
(in thousands, except share data)                               Year ended
                                                   April 30     January 31
                                                     1997          1997
                                                  ----------    ----------
                                                 (unaudited)

Assets

Current assets:
 Cash and cash equivalents                        $  11,162      $  15,642
 Accounts receivable, less allowance
    for doubtful accounts of $492 and $227           67,052         43,469
 Inventories, at average cost
    which is lower than market:
    Finished goods and components                    37,906         26,701
    Goods in process                                  5,138          4,634
    Raw materials                                     6,577          4,667
                                                  ---------      ---------
                                                     49,621         36,002

 Deferred income taxes                                  145          1,496
 Prepaid expenses                                     1,785          2,020
                                                  ---------      ---------
    Total current assets                            129,765         98,629

Property, plant and equipment, at cost less
    accumulated depreciation                        107,257         81,393
Deferred income taxes                                 1,662          1,139
Goodwill and other assets                            96,690         18,332
                                                  ---------      ---------
    Total assets                                 $  335,374     $  199,493
                                                  ---------      ---------
                                                  ---------      ---------

Liabilities and Shareholders' Equity

Current liabilities:
 Notes payable to banks                          $  100,499      $  29,846
 Current portion of long-term debt                    3,084          2,264
 Accounts payable                                    29,732         21,373
 Accrued payroll and payroll taxes                    5,902          4,222
 Other accrued expenses                               8,970          8,174
 Income taxes                                         1,563
                                                  ---------      ---------
    Total current liabilities                       149,750         65,879

Long-term debt                                       43,368         12,810
Deferred income taxes                                 5,422          5,151
Accrued environmental expenditures                    8,913          8,913
Other liabilities                                     6,028          3,033
                                                  ---------      ---------
    Total liabilities                               213,481         95,786
                                                  ---------      ---------

Mandatorily redeemable convertible preferred stock,
  no par value, 330,000 shares issued                 4,950          4,950
                                                  ---------      ---------

Shareholders' equity:
Exchangeable preferred stock, no par value,
  1,100,000 shares authorized, issued and
  outstanding                                        15,640
Common stock, $.50 par value, authorized
   20,000,000, share issued 12,048,208                6,024          6,024
Additional paid-in capital                            3,251
Retained earnings                                    96,119         94,561
Cumulative foreign currency
   translation adjustments                           (3,810)        (1,142)
Treasury stock, at cost
   (156,504 and 381,504 shares)                        (281)          (686)
                                                  ---------      ---------
Total shareholders' equity                          116,943         98,757
Total liabilities and
                                                  ---------      ---------
shareholders' equity                             $  335,374     $  199,493
                                                  ---------      ---------
                                                  ---------      ---------


*For the three months ended April 30, 1997, the cumulative translation adjustment account reflects a charge of $2,668 resulting from currency translation adjustments.


The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited - in thousands)                            Three months ended
                                                           April 30
                                                     ---------------------
                                                      1997          1996
                                                     --------    ---------

Cash flows from operating activities:
 Net income                                      $    2,900     $    4,390
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                     5,155          2,685
    Deferred income taxes                              (393)           (25)
Changes in operating assets and liabilities:
  Accounts receivable                                (6,025)         1,650
  Inventories                                          (281)          (664)
  Prepaid expenses                                      649            232
  Account payable and accrued expenses               (2,603)        (7,711)
  Income taxes                                          575          1,551
  Other liabilities                                     429             34
                                                  ----------     ----------

    Cash provided by operating activities               406          2,142
                                                  ----------     ----------


Cash flows from investing activities:
 Acquisition of property, plant and equipment        (6,579)        (3,519)
 Business Acquisitions                              (64,943)
 Other assets                                           511            (75)
                                                  ----------     ----------


    Net cash used in investing activities           (71,011)        (3,594)
                                                  ----------     ----------


Cash flows from financing activities:
 Long-term debt, including current portion             (797)          (937)
 Notes payable to banks                              67,042            795
 Cash dividends                                      (1,342)        (1,071)
                                                  ----------     ----------


    Net cash provided by (used in) financing
     activities                                      64,903         (1,213)
                                                  ----------     ----------

Effect of exchange rate changes                       1,222            (88)
                                                  ----------     ----------


Decrease in cash and cash equivalents                (4,480)        (2,753)


Cash and cash equivalents at
 beginning of year                                   15,642         23,326
                                                  ----------     ----------


Cash and cash equivalents at end of period        $  11,162      $  20,573
                                                  ----------     ----------
                                                  ----------     ----------

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
    Interest                                      $   1,349      $     205
    Income taxes                                  $     628      $     821
The accompanying notes to consolidated financial statements are an integral part of this statement.

                    CASCADE  CORPORATION AND SUBSIDIARY COMPANIES

                                       PART II
                                       -------


ITEM 1.  LEGAL PROCEEDINGS

         Neither the Company nor any of its subsidiaries are involved in any material pending legal proceedings other than enviromental litigation or litigation incidental to the regular course of business. The company and its subsidiaries are adequately insured against product liability, personal injury and property damage claims which may arise occasionally.


ITEM 2.  CHANGES IN SECURITIES

         On March 11, 1997, 1,100,000 preference shares, which may be exchanged share for share into Cascade Corporation common shares, were issued in connection with the acquisition of Kenhar Corporation. On February 1, 1997, 225,000 common shares held as treasury shares were issued in connection with the acquisition of Hyco-Cascade Pty. Ltd.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

             None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None


ITEM 5.  OTHER INFORMATION

             None


ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         During the quarter ended April 30, 1997, the Company filed a current report on Form 8-K with the Commission dated March 11, 1997, reporting the acquisition of Kenhar Corporation and Hyco-Cascade Pty. Ltd.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACQUISITIONS

The consolidated financial statements for the quarter ended April 30, 1997 reflects the acquisition of Kenhar Corporation (Kenhar) and Hyco-Cascade Pty. Ltd. ( Hyco) by the Company. The aggregate purchase price for the Kenhar acquisition was approximately $71.9 million and includes $55.9 million in borrowings and approximately $15.6 million in preference shares exchangeable share for share into Cascade Corporation common stock. The aggregate acquisition cost of the Hyco acquisition was approximately $12.6 million which consisted of $1.2 million, $3.6 million and $7.8 million in cash, stock and debt. As part of the Hyco acquisition agreement, if certain of Hyco's sales reach specified targets over each of the next two years additional consideration totalling $1.5 million will be paid.

The borrowings used in the acquisitions were funded using a short-term line of credit. The Company intends to secure long-term financing during 1997 to replace a portion of these short-term borrowings.

NOTE 2 - PRO FORMA INFORMATION

In accordance with APB 16, the following unaudited pro forma information is provided. The total revenues include the consolidated revenues of the Company as reported and the net revenues of the acquired business as if they had been acquired as of the beginning of the period. The acquired businesses include Kenhar, Hyco, Industrial Tire Limited, White Systems International Pty. Ltd. and EML Industry AB. The revenues have not been adjusted to consider any benefit that may have occurred from the combination of the operations. The pro forma net income and net income per share have been adjusted to include the additional costs of depreciation, goodwill amortization and interest expense based on the actual purchase price and related borrowings. Expenses have not been reduced to reflect any operational efficiencies that may have resulted from the combination of the entities. The unaudited pro forma information is not necessarily indicative of what actual results would have been had the acquisitions been completed by the Company at the beginning of the periods.

                             QUARTER ENDED APRIL 30
                            1997                 1996
                      (Dollars in thousand except per share)
UNAUDITED

Total Revenue                $   92,404          $  93,687
                             ----------          ---------
                             ----------          ---------
Net Income                   $    3.001          $   3,738
                             ----------          ---------
                             ----------          ---------
Net income per share         $      .23          $     .27
                             ----------          ---------
                             ----------          ---------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended April 30, 1997 totaled $84,725,000, an increase of 48.6% compared to sales of $57,010,000 recorded in the first quarter of 1996. Net income for the first quarter of 1997 was $2,900,000 ($.23 per share) or 33.9% lower than net income of $4,390,000 ($.37 per share) for the corresponding 1996 period. Expressed as a return on sales, net income for the first three months of 1997 was 3.4%, which represents a decrease from last year. The quarter results were affected by consolidation of several recent acquisitions and acquisition-related purchase accounting.

Sales of lift truck attachments in Europe and North America for the first three months increased by 20.3% and 11.9%, respectively, compared with the previous quarter. Global trends in the first quarter are improved from 1996. North American industry orders have increased dramatically during the first several months of 1997, continuing the trend from 1996's fourth quarter. While the current high level of orders might not be sustained, this increase should be reflected in increased orders for Cascade attachments, Kenhar forks and ITL tires in the second and third quarters, as lift truck orders are translated into shipments. Asian operations continue to report significant growth from prior year levels, although first quarter results of our Australian company have been disappointing due to delayed introduction of new products. This situation has been corrected and Hyco-Cascade should begin to contribute to operating results in coming quarters.

First quarter results were adversely impacted by non-recurring inventory charges to cost of goods sold related to the acquisition of Kenhar Corporation and Industrial Tires Limited totaling $855,500 after tax ($.07 per share). These one-time charges arise from purchase accounting treatment of the acquisitions, which include revaluing inventories from cost to market, resulting in lower goodwill, but also in decreased gross profit for the first turn of inventories.

In addition, the Company incurred amortization expense totaling $724,600 after tax ($.06 per share) and acquisition-related interest expense of $500,000 after tax ($.04 per share) for the first quarter. We believe, however, that the companies we have acquired since last August will produce modest accretion to Cascade's total earnings in the year ending January 31, 1998.

During the first quarter the U.S. dollar strengthened modestly against most foreign currencies affecting our financial consolidations. As a result, the adjustment for currency translation in our financial statements reflects a decrease of $2,668,000 ($.21 per share) for the current quarter and year to date.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 1997, the Company generated $406,000 in cash flows from operating activities. These cash flows include contributions from Kenhar Corporation and Hyco-Cascade subsequent to their acquisition by the Company.

Cash on hand, along with $63,170,000 drawn on available lines of credit, issuance of exchangeable preferred stock valued at $15,640,000 and issuance of Cascade common shares valued at $3,656,000 was used to acquire all of the outstanding stock of Kenhar Corporation and Hyco-Cascade Pty. Ltd. during the first quarter of 1997.

As of April 30, 1997, the Company and its subsidiaries had lines of credit available of $121,179,000 ($20,680,000 of which was unused at April 30, 1997) plus an additional $5,000,000 equipment financing line of credit, all of which was available. Subsequent to April 30, the available lines of credit were increased by an additional $20,000,000.

Over the preceding five years, expenditures for new facilities, machinery, equipment and tooling have exceeded $40,000,000. Capital expenditures of $6,579,000 have been recorded during the first three months of this fiscal year. This is higher than the $3,519,000 recorded during the corresponding period in 1996. Planned expenditures for 1997 are estimated at $18,500,000 and include the remaining $3,730,000 for a major addition, renovation and consolidation of the Portland offices. Work on this project was started during 1996 and completion is scheduled for the third quarter of 1997. This and other capital expenditures are directed at increased productivity, quality improvements and new product introductions. The Company plans to use cash generated from operations and existing credit facilities to fund these expenditures.

The Company's total long and short-term debt to equity ratio was 1.25 to 1.00 and working capital was a negative $20,000,000 at April 30, 1997. Included in working capital are borrowings under short-term credit lines used for temporary financing of the acquisitions completed during the last three quarters. The Company intends to secure long-term financing in 1997 to replace a portion of these short-term borrowings. The Company's available cash and credit facilities are more than sufficient to meet its short-term requirements.

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


                                           CASCADE CORPORATION




    ---------------                  -------------------------------
         Date                                James P.  Miller
                                         Executive Vice President
                                         Secretary and Treasurer