Form 10-Q
period 1997-07-31
CASCADE CORP
filed 1997-09-15
CIK 18061

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

                         For the quarterly period ended July 31, 1997

                                          OR

                   (  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                           COMMISSION FILE NUMBER  2-23666



                                 CASCADE CORPORATION

                                AN OREGON CORPORATION
                  I.R.S. Employer Identification Number   93-0136592
                                2201 N.E. 201st Avenue
                              Fairview,  Oregon   97024
                                   (503)   669-6300

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common shares
outstanding   11,831,704,  net of treasury shares.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

(unaudited - in thousands, except share data)




                                                      Three months ended            Six months ended
                                                           July 31                       July 31
                                                  ------------------------     -------------------------
                                                      1997           1996           1997          1996
                                                 ----------     ----------     ----------     ----------
Net sales                                       $    90,340    $    54,805    $   175,065    $   111,815
                                                 ----------     ----------     ----------     ----------

Costs and expenses:
    Cost of goods sold, excluding depreciation       62,445         35,765        120,685         73,110
    Depreciation                                      4,870          2,590         10,025          5,275
    Selling and administrative expenses              15,300          9,850         30,710         19,765
    Environmental insurance settlement, net          (9,250)                       (9,250)
                                                 ----------     ----------     ----------     ----------
                                                     73,365         48,205        152,170         98,150
                                                 ----------     ----------     ----------     ----------

Operating income                                     16,975          6,600         22,895         13,665

    Interest expense                                  2,960            200          4,475            410
    Interest income                                    (120)          (235)          (250)          (470)
    Other expense (income), net                        (520)           255           (380)           615
                                                 ----------     ----------     ----------     ----------

Income before taxes                                  14,655          6,380         19,050         13,110
Income taxes                                          4,950          2,045          6,445          4,385
                                                 ----------     ----------     ----------     ----------

Net income                                            9,705          4,335         12,605          8,725


Retained earnings, beginning of period               96,119         88,402         94,561         85,083
Stock repurchase                                     (1,005)        (1,290)        (1,005)        (1,290)
Cash dividends                                       (1,333)        (1,059)        (2,675)        (2,130)
                                                 ----------     ----------     ----------     ----------
Retained earnings, end of period                $   103,486    $    90,388    $   103,486    $    90,388
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------

Net income per share                            $      0.73    $      0.37    $      0.96    $      0.74
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------

Dividends per share                             $      0.10    $      0.09    $      0.20    $      0.18
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------

Weighted average shares outstanding              13,290,400     11,815,834     13,074,853     11,855,825
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------


The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
              PART 1
CONSOLIDATED BALANCE SHEET                                         Fiscal
     (in thousands, except share data)                           Year ended
                                                   July 31       January 31
                                                     1997           1997
                                                 -----------     -----------
                                                 (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                    $   16,841       $   15,642
    Accounts receivable, less allowance
      for doubtful accounts of $595 and $227         60,270           43,469
    Inventories, at average cost
      which is lower than market:
        Finished goods and components                39,089           26,701
        Goods in process                              1,714            4,634
        Raw materials                                11,167            4,667
                                                  ---------        ---------
                                                     51,970           36,002

    Deferred income taxes                               357            1,496
    Insurance settlement receivable                   9,750
    Prepaid expenses                                  1,855            2,020
                                                  ---------        ---------
      Total current assets                          141,043           98,629

Property, plant and equipment, at cost less
  accumulated depreciation                          106,983           81,393
Deferred income taxes                                 2,162            1,139
Goodwill and other assets                            97,770           18,332
                                                  ---------        ---------
      Total assets                               $  347,958       $  199,493
                                                  ---------        ---------
                                                  ---------        ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable to banks                       $  111,680        $  29,846
    Current portion of long-term debt                 2,789            2,264
    Accounts payable                                 27,350           21,373
    Accrued payroll and payroll taxes                 5,646            4,222
    Other accrued expenses                           11,767            8,174
                                                  ---------        ---------
      Total current liabilities                     159,232           65,879

Long-term debt                                       43,132           12,810
Deferred income taxes                                 5,006            5,151
Accrued environmental expenditures                    8,925            8,913
Other liabilities                                     3,305            3,033
                                                  ---------        ---------
      Total liabilities                             219,600           95,786
                                                  ---------        ---------

Mandatorily redeemable convertible preferred
   stock, no par value, 330,000 shares issued         4,950            4,950
                                                  ---------        ---------
Shareholders' equity:
    Exchangeable preferred stock, no par value,
      1,100,000 shares authorized, issued and
      outstanding                                    15,640
   Common stock, $.50 par value, authorized
      20,000,000, shares issued 11,988,208 and
      12,048,208                                      5,994            6,024
   Additional paid-in capital                         2,246
   Retained earnings                                104,491           94,561
   Cumulative foreign currency
     translation adjustments                         (4,682)          (1,142)
   Treasury stock, at cost
     (156,504 and 381,504 shares)                      (281)            (686)
                                                  ---------        ---------
      Total shareholders' equity                    123,408           98,757
                                                  ---------        ---------
      Total liabilities and
       shareholders' equity                      $  347,958       $  199,493
                                                  ---------        ---------
                                                  ---------        ---------


*For the six months ended July 31, 1997, the cumulative translation adjustment account reflects a charge of $3,540 resulting from currency translation adjustments.

The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
     (unaudited - in thousands)                          Six months ended
                                                             July 31
                                                   --------------------------
                                                      1997             1996
                                                  ---------        ---------
Cash flows from operating activities:
    Net income                                    $  12,605         $  8,725
    Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization                 10,025            5,275
       Deferred income taxes                         (1,323)               4
    Changes in operating assets and liabilities:
      Accounts receivable                               806            4,482
      Inventories                                    (2,630)          (1,542)
      Insurance settlement receivable                (9,750)
      Prepaid expenses                                  579             (121)
      Account payable and accrued expenses           (3,644)         (11,186)
      Other liabilities                              (2,282)              64
                                                  ---------        ---------

      Net cash provided by operating activities       4,386            5,701
                                                  ---------        ---------

Cash flows from investing activities:
    Acquisition of property, plant and equipment    (11,125)          (8,187)
    Business acquisitions                           (64,943)
    Other assets                                     (1,193)              52
                                                  ---------        ---------

      Net cash used in investing activities         (77,261)          (8,135)
                                                  ---------        ---------

Cash flows from financing activities:
    Long-term debt, including current portion          (839)          (1,083)
    Notes payable to banks                           78,223            1,904
    Stock repurchase                                 (1,035)          (1,920)
    Cash dividends                                   (2,675)          (2,130)
                                                  ---------        ---------

      Net cash provided by (used in) financing
       activities                                    73,674           (3,229)
                                                  ---------        ---------

Effect of exchange rate changes                         400              158
                                                  ---------        ---------

Increase (decrease) in cash and cash equivalents      1,199           (5,505)

Cash and cash equivalents at beginning of year       15,642           23,326
                                                  ---------        ---------

Cash and cash equivalents at end of period        $  16,841        $  17,821
                                                  ---------        ---------
                                                  ---------        ---------

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest                                    $   2,646        $     400
      Income taxes                                $   5,603        $   5,270


The accompanying notes to consolidated financial statements are an integral part of this statement.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended July 31, 1997 totaled $90,340,000, an increase of 64.8% compared to sales of $54,805,000 recorded in the second quarter of 1996. Net income for the second quarter of 1997 was $9,705,000 ($.73 per share) or 123.9% higher than net income of $4,335,000 ($.37 per share) for the corresponding 1996 period. Expressed as a return on sales, net income for the second three months of 1997 was 4.0% before the insurance settlement described below. Earnings for the quarter include the effect of a $9,750,000 settlement of claims against certain insurance companies in connection with environmental matters ($6,105,000, or $.46 per share after taxes, adjusted for accrued expenses related to litigation). Litigation is continuing as to other insurers. The quarter results were also affected by consolidation of several recent acquisitions.

Consolidated net sales for the first six months of 1997 totaled $175,065,000, an increase of 56.6% compared to sales of $111,815,000 recorded in the first half of 1996. Net income for the first six months of 1997 was $12,605,000 ($.96 per share) or 44.5% higher than net income of $8,725,000 ($.74 per share) for the corresponding 1996 period. Expressed as a return on sales, net income for the first half of 1997 was 7.2% (3.7% before the insurance settlement).

Sales of lift truck attachments in Europe and North America for the first two quarters increased by 39.9% and 4.7%, respectively, compared with the previous year. Fork sales are up slightly and tire revenues are up 13.0% from the previous quarter. Global trends in the second quarter continue to improve and are better than 1996. North American industry orders have continued the improvement which started in late 1996 and this high level of activity is being reflected in increased orders for Cascade attachments, Kenhar forks and ITL tires.

Both our attachment and fork business in Europe have shown excellent improvement during the quarter. Attachment sales are up from 12% to 45% in our European branches as compared to last year and we are very pleased with the additional market share this represents. Kenhar's European fork operations continue to operate at high levels and during the quarter we acquired the fork manufacturing assets of Sidergarda Mollificio Bresciano Srl. of Brescia, Italy. These assets were redeployed to our fork plants in Italy and Manchester, UK and will provide additional capacity to handle our growing fork business in Europe.

We are pleased to report that during the quarter we purchased the Hebei Fork Manufacturing Co. of Hebei Province, Peoples Republic of China. Hebei is the leading manufacturer of forks in China, and this represents our second production facility in the Peoples Republic. Our Xiamen attachment plant continues to make impressive strides and we expect to export product from this plant in the third quarter.

Unfortunately our Australian subsidiary, Hyco-Cascade, has not yet turned the corner and we are taking additional steps to return it to profitability before year's end. Planned introduction of tires and battery products into Australia ran behind schedule, and production levels in our factories in Brisbane and Melbourne have taken longer to get up to speed than was planned.


During both the second quarter and the year to date the U.S. dollar strengthened against the major foreign currencies affecting our financial consolidations. As a result, the adjustment for currency translation in our financial statements reflects a charge to shareholders' equity of $872,000 ($.07 per share) for the current quarter and a charge of $3,540,000 ($.27 per share) for the six months ended July 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1997, the Company generated $4,386,000 in cash flows from operating activities. These cash flows were primarily provided by net income and include the results of Kenhar Corporation and Hyco-Cascade subsequent to their acquisition in the first quarter. Cash used by investing activities through July 31, 1997 totaled $77,261,000 and includes $64,943,000 used to acquire these companies. Year to date cash provided by financing activities of $73,674,000 was primarily generated from short-term bank borrowings.

As of July 31, 1997, the Company and its subsidiaries had lines of credit available totaling $144,764,000 ($33,084,000 of which was unused at July 31, 1997). In addition, the Company has a $5,000,000 equipment financing line of credit, all of which was available.

Over the preceding five years, expenditures for new facilities, machinery, equipment and tooling have totaled nearly $45,000,000. Capital expenditures of $11,125,000 have been recorded during the first six months of this fiscal year. This is higher than the $8,187,000 recorded during the corresponding period in 1996. Planned expenditures for 1997 total $18,500,000 and include the remaining $3,730,000 for a major addition, renovation and consolidation of the Portland offices. Work on this project was started during 1996 and completion is scheduled for the third quarter of 1997. This and other capital expenditures are directed at increased productivity, quality improvements and new product introductions. The Company plans to use cash generated from operations and existing credit facilities to fund these expenditures.

The Company's total long and short-term debt to equity ratio was 1.28 to 1.00 and working capital deficit was $18,000,000. Included in working capital are borrowings under short-term credit lines used for temporary financing of the acquisitions completed during the past quarters. The Company intends to secure long-term financing in 1997 to replace a portion of these short-term borrowings. The Company's available cash and credit facilities are more than sufficient to meet its short-term requirements.

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

               None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Annual Meeting of Shareholders of the Company, held May 13, 1997, two matters were submitted to a vote of common shareholders: (a) the election of directors; and (b) an amendment to the Company's Articles of Incorporation permitting issuance of a special voting share to give the holder of exchangeable shares issued by a subsidiary of the Company the right, through a trustee, to a number of votes upon matters presented to shareholders of the Company equal to the number of such exchangeable shares outstanding. The exchangeable shares were issued in connection with the acquisition of Kenhar Corporation. Shareholders votes were are follows:

          Election of Directors

          Nominee                  For                 Votes Withheld
          ----------------------------------------------------------
          J.J. Barclay             10,383,350               355,214
          R.C. Hire                10,380,928               357,363
          W.J. Harrison            10,382,550               356,014
          E. Hoffman               10,376,478               362,086
          C.C. Knudsen             10,398,528               340,036
          N.R. Lardy               10,395,500               343,064
          L.S. Maunder             10,376,828               361,736
          J.S. Osterman            10,394,900               343,664
          J.B. Schwartz            10,377,850               360,714
          R.C. Warren Jr.          10,382,550               356,014
          N. Willgenbusch          10,398,751               339,813


          Amendment to Articles of Incorporation

               For                      Against             Abstain
          ------------------------------------------------------------
          8,065,664                649,963                  63,012

ITEM 5.   OTHER INFORMATION

               None


ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K

               None

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 - ACQUISITIONS

The consolidated financial statements for the six months ended July 31, 1997 reflect the acquisition of Kenhar Corporation (Kenhar) and Hyco-Cascade Pty. Ltd. (Hyco) by the Company. The aggregate purchase price for the Kenhar acquisition was approximately $71.9 million and includes $55.9 million in borrowings and approximately $15.6 million in preference shares exchangeable share for share into Cascade Corporation common stock. The aggregate Hyco acquisition cost was approximately $12.6 million which consisted of $1.2 million, $3.6 million and $7.8 million in cash, stock and debt. As part of the Hyco acquisition agreement, if certain of Hyco's sales reach specified targets over each of the next two years additional consideration totalling $1.5 million will be paid.

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

                                             SIX MONTHS ENDED JULY 31
                                               1997         1996
                                        (Dollars in thousand except per share)
UNAUDITED

Total Revenue                                $182,744       $180,952
                                             --------       --------
                                             --------       --------
Net Income                                   $  7,298       $ 10,576
                                             --------       --------
                                             --------       --------
Net income per share                         $    .96       $    .57
                                             --------       --------
                                             --------       --------

NOTE 3 - ENVIRONMENTAL INSURANCE SETTLEMENT

Earnings for the three months ended July 31, 1997 include the effect of a $9,750,000 settlement of claims against certain insurance companies in connection with environmental matters ($6,105,000 or $.46 per share after taxes, adjusted for accrued expenses related to litigation). Litigation is continuing as to other insurers.

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


                                             CASCADE CORPORATION




          --------------                          ----------------------------
               Date                                    James P.  Miller
                                                  Executive Vice President
                                                            Secretary

          --------------                          ----------------------------
               Date                                    Kurt Wollenberg
                                                          Treasurer