Form 10-Q
period 1997-10-31
CASCADE CORP
filed 1997-12-12
CIK 18061

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

       -----------------------------------------------------------------------

                                      FORM 10-Q


  (Mark one)

                    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended October 31, 1997

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
                                    (503) 669-6300


       -----------------------------------------------------------------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     YES   X       NO
                                                      ----         ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common shares outstanding 11,831,704, net of treasury shares.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
              PART 1
CONSOLIDATED BALANCE SHEET
 (in thousands, except share data)
                                                 October 31,    January 31,
                                                   1997           1997
                                                 -----------    -----------
                                                 (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                      $  12,083    $  15,642
   Accounts receivable, less allowance
    for doubtful accounts of $698 and $227           66,808       43,469
   Inventories, at average cost
    which is lower than market:
     Finished goods and components                   43,716       26,701
     Goods in process                                 2,426        4,634
     Raw materials                                    9,221        4,667
                                                  ---------    ---------
                                                     55,363       36,002

   Deferred income taxes                                118        1,496
   Insurance settlement receivable                    3,000
   Prepaid expenses                                   2,113        2,020
                                                  ---------    ---------
       Total current assets                         139,485       98,629

Property, plant and equipment, at cost less
  accumulated depreciation                          108,092       81,393
Deferred income taxes                                 2,162        1,139
Goodwill and other assets                           105,762       18,332
                                                  ---------    ---------
       Total assets                              $  355,501   $  199,493
                                                  ---------    ---------
                                                  ---------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable to banks                        $  113,001    $  29,846
   Current portion of long-term debt                  4,341        2,264
   Accounts payable                                  28,124       21,373
   Accrued payroll and payroll taxes                  6,846        4,222
   Other accrued expenses                            12,806        8,174
                                                  ---------    ---------
       Total current liabilities                    165,118       65,879

Long-term debt                                       36,172       12,810
Deferred income taxes                                 3,385        5,151
Accrued environmental expenditures                   13,112        8,913
Other liabilities                                     3,960        3,033
                                                  ---------    ---------
       Total liabilities                            221,747       95,786
                                                  ---------    ---------
                                                  ---------    ---------

Mandatorily redeemable convertible preferred
  stock, no par value, 330,000 shares issued          4,950        4,950
                                                  ---------    ---------
                                                  ---------    ---------
Shareholders' equity:
   Exchangeable preferred stock, no par value,
    1,100,000 and 0 shares authorized, issued and
    outstanding at October 31, 1997 and
    January 31, 1997                                 15,640
  Common stock, $.50 par value, 20,000,000 shares
    authorized, 11,988,208 and 12,048,208 shares
    issued                                            5,994        6,024
  Additional paid-in capital                          2,246
  Retained earnings                                 109,416       94,561
  Cumulative foreign currency
    translation adjustments                          (4,211)      (1,142)
  Treasury stock, at cost
    (156,504 and 381,504 shares)                       (281)        (686)

                                                  ---------    ---------
       Total shareholders' equity                   128,804       98,757
                                                  ---------    ---------
       Total liabilities and
         shareholders' equity                    $  355,501   $  199,493
                                                  ---------    ---------
                                                  ---------    ---------

The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

(unaudited - in thousands, except share and per share data)


                                   Three months ended       Nine months ended
                                        October 31               October 31
                              ------------------------ ------------------------
                                   1997        1996         1997        1996
                              -----------  ----------- -----------  -----------
Net sales                    $    97,525  $    54,870 $   272,590  $   166,685
                             -----------  ----------- -----------  -----------

Costs and expenses:
  Cost of goods sold,
    excluding depreciation        68,295       35,710     188,980      108,820
  Depreciation                     5,715        2,440      15,740        7,715
  Selling and administrative
    expenses                      16,415        9,920      47,125       29,685
  Environmental insurance
    settlement, net               (4,920)                 (14,170)
                             -----------  ----------- -----------  -----------
                                  85,505       48,070     237,675      146,220
                             -----------  ----------- -----------  -----------

Operating income                  12,020        6,800      34,915       20,465

  Interest expense                 2,650          210       7,125          620
  Interest income                   (330)        (180)       (580)        (650)
  Other expense (income), net       (170)         330        (550)         945
                             -----------  ----------- -----------  -----------

Income before taxes                9,870        6,440      28,920       19,550
Income taxes                       3,390        2,075       9,835        6,460
                             -----------  ----------- -----------  -----------

Net income                         6,480        4,365      19,085       13,090



Retained earnings, beginning
  of period                      104,491       90,388      94,561       85,083
Stock repurchase                               (1,317)                  (2,607)
Cash dividends                    (1,555)      (1,051)     (4,230)      (3,181)
                             -----------  ----------- -----------  -----------
Retained earnings, end
  of period                  $   109,416  $    92,385 $   109,416  $    92,385
                             -----------  ----------- -----------  -----------
                             -----------  ----------- -----------  -----------


Net income per share         $      0.49  $      0.37 $      1.46  $      1.11
                             -----------  ----------- -----------  -----------
                             -----------  ----------- -----------  -----------


Dividends per share          $      0.10  $      0.09 $      0.30  $      0.27
                             -----------  ----------- -----------  -----------
                             -----------  ----------- -----------  -----------


Weighted average shares
  outstanding                 13,261,704   11,744,856  13,089,873   11,818,164
                             -----------  ----------- -----------  -----------
                             -----------  ----------- -----------  -----------


The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
      (unaudited - in thousands)                       Nine months ended
                                                            October 31
                                                    ---------------------
                                                       1997        1996
                                                    --------    ---------
Cash flows from operating activities:
  Net income                                        $ 19,085     $ 13,090
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                    15,740        7,715
     Deferred income taxes                            (2,933)         (19)
  Changes in operating assets and liabilities:
    Accounts receivable                               (5,781)        (234)
    Inventories                                       (4,315)      (1,298)
    Insurance settlement receivable                  (13,067)
    Prepaid expenses                                     321         (455)
    Accounts payable and accrued expenses             (2,392)      (7,195)
    Accrued environmental expenditures                 6,187
    Other liabilities                                 (1,627)          70
                                                    --------    ---------

    Net cash provided by operating activities         11,218       11,674
                                                    --------    ---------
Cash flows from investing activities:
  Acquisition of property, plant and equipment       (13,302)     (12,074)
  Business acquisitions                              (70,741)
  Other assets                                           102         (573)
                                                    --------    ---------

    Net cash used in investing activities            (83,941)     (12,647)
                                                    --------    ---------

Cash flows from financing activities:
  Long-term debt, including current portion           (6,724)      (1,378)
  Notes payable to banks                              79,544           20
  Stock repurchase                                    (1,035)      (3,286)
  Cash dividends                                      (4,230)      (3,181)
                                                    --------    ---------
    Net cash provided by (used in) financing
     activities                                       67,555       (7,825)
                                                    --------    ---------

Effect of exchange rate changes                        1,609          258
                                                    --------    ---------

Decrease in cash and cash equivalents                 (3,559)      (8,540)

Cash and cash equivalents at beginning of year        15,642       23,326
                                                    --------    ---------

Cash and cash equivalents at end of period          $ 12,083     $ 14,786
                                                    --------    ---------
                                                    --------    ---------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                        $  5,685     $    574
    Income taxes                                    $  7,724     $  6,376


The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ACQUISITIONS

The consolidated financial statements for the nine months ended October 31, 1997 reflect the acquisition of Kenhar Corporation (Kenhar) and Hyco-Cascade Pty. Ltd. ( Hyco) by the Company. The aggregate purchase price for the Kenhar acquisition was approximately $71.9 million and includes $55.9 million in borrowings and approximately $15.6 million in preference shares exchangeable share for share into Cascade Corporation common stock. The aggregate Hyco acquisition cost was approximately $12.6 million which consisted of $1.2 million, $3.6 million and $7.8 million in cash, stock and debt. As part of the Hyco acquisition agreement, if certain of Hyco's sales reach specified targets over each of the next two years additional consideration totalling $1.5 million will be paid.

The borrowings used in the acquisitions were funded using a short-term line of credit. Subsequent to quarter end the Company issued long-term notes to refinance this debt. See Note 4.

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

                              NINE MONTHS ENDED OCTOBER 31
                                 1997             1996
                         (Dollars in thousands except per share)
UNAUDITED

Total Revenue                 $  280,269     $   270,391
                              ----------     -----------
                              ----------     -----------
Net Income                    $   19,228     $    10,900
                              ----------     -----------
                              ----------     -----------
Net income per share          $     1.45     $       .81
                              ----------     -----------
                              ----------     -----------

NOTE 3 - ENVIRONMENTAL INSURANCE SETTLEMENT

Earnings for the three months ended October 31, 1997 include the effect of a $14,000,000 settlement of claims against four insurance companies in connection with environmental matters ($3,245,000 or $.25 per share after taxes, adjusted for certain litigation expenses and after providing for certain future
environmental expenses).   The $14,000,000 is due in three installments which
extend into the year 1999. Earnings for the nine months ended October 31, 1997 also include the effect of a $9,750,000 settlement of claims in connection with environmental matters ($6,105,000 after taxes adjusted for accrued expenses related to litigation).

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 -  SUBSEQUENT EVENT


Subsequent to October 31, 1997, the Company and it subsidiaries issued $25 million and $50 million in Series A Notes and Series B Senior Notes (collectively referred to as "the Notes"). The proceeds received from the sale of the Notes were used to repay existing debt. Among other restrictions, the debt agreements contain financial covenants relating to specified levels of indebtedness and net worth. Principal payments are due annually beginning in 2002 through 2007. Interest is paid semi-annually at 6.92%.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended October 31, 1997 totaled $97,525,000, an increase of 77.7% compared to sales of $54,870,000 recorded in the third quarter of 1996. Net income for the third quarter of 1997 was $6,480,000 ($.49 per share) or 48.5% higher than net income of $4,365,000 ($.37 per share) for the corresponding 1996 period. Earnings for the quarter include the effect of a $14,000,000 settlement of claims against four insurers in connection with environmental matters ($3,245,000 or $.25 per share after taxes, adjusted for certain litigation expenses and after providing for certain future environmental expenses). Expressed as a return on sales, net income for the third three-month period of 1997 was 3.3% before the insurance settlement. Trial with respect to other insurers concluded during the quarter with a favorable verdict. Final court rulings are pending. The quarter results were also affected by consolidation of several acquisitions completed earlier in 1997.

Consolidated net sales for the first nine months of 1997 totaled $272,590,000, an increase of 63.5% compared to sales of $166,685,000 recorded in the first three quarters of 1996. Net income for the first nine months of 1997, including current and previously announced environmental insurance settlements, was $19,085,000 ($1.46 per share) or 45.8% higher than net income of $13,090,000 ($1.11 per share) for the corresponding 1996 period.

The lift truck industry remains very strong in our major markets. North American factory orders for new trucks continue to outpace shipments, and the resulting original equipment manufacturer (OEM) backlogs suggest that demand for attachments, forks and tires will remain high throughout 1998. While European OEM numbers are not as dramatic, they continue to show solid improvement over 1996, and industry analysts forecast continued modest growth into 1999.

In Asian markets, major currency movements have occurred with respect to the U.S. Dollar and business conditions are uncertain. The Company's exposure in these markets is limited. Over the long-term, Asian markets will provide significant growth for the full range of Cascade products, and we intend to continue to serve this important region of the world.

All of the Company's operations showed operating profit improvement in the third quarter, with the exception of our Australian subsidiary, Hyco-Cascade. Steps were being taken to return Hyco-Cascade to profitability. Those steps included a substantial reduction in personnel and expenses, and as a result, Hyco-Cascade reported a profitable October, after significant losses in August and September. Incoming orders and factory operations continue to improve in Australia and we remain confident that Hyco-Cascade will be profitable in 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1997, the Company generated $11,218,000 in cash flows from operating activities. These cash flows were primarily provided by net income and include the results of Kenhar Corporation and Hyco-Cascade subsequent to their acquisition in the first quarter and the receipt of an environmental insurance settlement of $9,750,000 in the second quarter; offset by recognition of the third quarter insurance settlement which will be collected in three subsequent installments. Cash used by investing activities through October 31, 1997 totaled $83,941,000 and includes $70,741,000 used to complete the Company's fiscal 1998 acquisitions. Year to date cash provided by financing activities was primarily generated from short-term bank borrowings (used to pay for the current year acquisitions) and totaled $67,555,000.

In summary, cash on hand, along with $63,170,000 drawn on available lines of credit, issuance of exchangeable preferred stock valued at $15,640,000 and issuance of Cascade common shares valued at $3,365,000 was used to acquire all of the outstanding stock of Kenhar Corporation and Hyco-Cascade Pty. Ltd. during the first quarter of 1997.

As of October 31, 1997, the Company and its subsidiaries had lines of credit available totaling $141,582,000 ($28,581,000 of which was unused at October 31, 1997).

Over the preceding five years, expenditures for new facilities, machinery, equipment and tooling have totaled approximately $47,000,000. Capital expenditures of $15,347,000 have been recorded during the first nine months of this fiscal year. This is higher than the $12,074,000 recorded during the corresponding period in 1996. Planned expenditures for 1997 total $18,500,000. During the quarter a major expansion and remodel of the Portland offices was completed. This and other capital expenditures are directed at increased productivity, quality improvements and new product introductions. The Company used cash generated from operations and existing credit facilities to fund these expenditures. Future capital expenditures will come from similar sources.

In early November, the Company purchased the manufacturing assets of North Carolina Hydraulics Manufacturing Company of Beulaville, North Carolina for $3,243,000. NC Hydraulics is a well-established, quality manufacturer of hydraulic cylinders supplying the mobile materials handling industry and we are pleased to welcome its employees to our team. This purchase is the first step in executing our long-standing plan to duplicate our European success in the hydraulic cylinder business here in North America.

The Company's total long and short-term debt to equity ratio was 1.19 to 1.00 and working capital was a negative $25,633,000. Included in working capital are borrowings under short-term credit lines used for temporary financing of the acquisitions completed during the past quarters. Subsequent to quarter end, the Company placed $75,000,000 principal amount Senior Unsecured Notes to institutional investors. This private placement, with a very favorable interest coupon of 6.92% fixed for ten years, is an important part of our planned refinancing of short-term debt owed under the company's revolving credit facility. The proceeds were used to retire existing borrowings. The Company's available cash and credit facilities plus cash flows generated from operating activities are more than sufficient to meet its short-term cash requirements.

During the third quarter the U.S. dollar weakened slightly against the major foreign currencies affecting our financial consolidations. However, for the nine months ended October 31, 1997 the U.S. dollar strengthened against the Dutch guilder and the Canadian dollar. As a result, the adjustment for currency translation in our financial statements reflects a credit to shareholders' equity of $471,000 ($.04 per share) for the current quarter and a charge of $3,069,000 ($.23 per share) for the nine months ended October 31, 1997.

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



                                           CASCADE CORPORATION



        12/12/97                        /s/ James P. Miller
     ----------------              -------------------------------------
          Date                               James P. Miller
                                        Executive Vice President
                                               Secretary



        12/12/97                          /s/ Kurt G. Wollenberg
     ----------------              -------------------------------------
          Date                               Kurt G. Wollenberg
                                                 Treasurer