Form 10-K
period 1998-01-31
CASCADE CORP
filed 1998-04-30
CIK 18061

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-K

          /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

          / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO ____

                                  -----------

                         COMMISSION FILE NUMBER 1-12557

                              CASCADE CORPORATION
             (Exact name of registrant as specified in its charter)

                      OREGON                               93-0136592
          (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)               Identification No.)

                  2201 N.E. 201ST AVE. FAIRVIEW, OREGON 97024-9718
                 (Address of principal executive office) (Zip Code)

          Registrant's telephone number, including area code: 503-669-6300 Securities registered pursuant to Section 12(b) of the Act: COMMON STOCK, PAR
                                                            VALUE $.50 PER SHARE
           Name of exchange on which registered: NEW YORK STOCK EXCHANGE Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes /X/   No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. / /

The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 1998 was $191,995,243.

The number of shares outstanding of the registrant's common stock as of March 31, 1998 was 11,860,710.

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1997 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV. Portions of the definitive Proxy Statement dated April 14, 1998 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 14, 1998 are incorporated by reference into Parts I and III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I

    ITEM 1.   BUSINESS                                                      1
                General                                                     1
                Attachment Products                                         1
                Fork Products                                               3
                Industrial Tires                                            4
                Other                                                       5

    ITEM 2.   PROPERTIES                                                    6

    ITEM 3.   LEGAL PROCEEDINGS                                             7

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS                                          7

PART II

    ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS                                  7

    ITEM 6.   SELECTED FINANCIAL DATA                                       7

    ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                          8

    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  11

    ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE                      11

PART III

    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           11

    ITEM 11.  EXECUTIVE COMPENSATION                                       12

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT                                              12

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               12

PART IV

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
               REPORTS ON FORM 8-K                                         12

SIGNATURES                                                                 14

NOTE: All references to the fiscal year (i.e. Fiscal 1995, 1996 and 1997) refer to the period ended January 31 of the year subsequent to the fiscal year (i.e. January 31, 1996, January 31, 1997, and January 31, 1998).

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Cascade Corporation is a corporation organized in 1943 under the laws of the State of Oregon. The term "the Company" as used hereinafter means Cascade Corporation and subsidiaries. The Company's headquarters are located at 2201 N.E. 201st Ave. Fairview, Oregon 97024 (telephone number 503-669-6300).

     The Company has for many years been one of the world's leading manufacturers of attachments, masts, hose reels, sideshifters, hydraulic cylinders and related replacement parts, primarily for the lift truck industry. Acquisitions in 1996 and 1997 expanded the Company's attachment and hydraulic cylinder capabilities, and broadened its focus to include forks and solid tires, also primarily for the lift truck industry.

     Following these acquisitions, the Company organized itself into three basic divisions: Attachment Products, Fork Products, and Industrial Tires. A description of each group follows:

ATTACHMENT PRODUCTS

     The Attachment Products division manufactures an extensive line of hydraulically actuated attachments designed for mounting on industrial lift trucks. The primary function of these products is to increase the scope and efficiency of materials handling applications normally performed by lift trucks. The Attachment Products division offers a wide variety of functionally different attachments, each of which has several models, capacities and optional combinations. These attachments have been designed to clamp, lift, rotate, push, pull, tilt and sideshift a variety of loads such as appliances, paper rolls, baled materials, textiles, beverage containers, drums, canned goods, bricks, masonry blocks, lumber, plywood and boxed, packaged, palletized and containerized products of virtually all types.

     In addition, the Attachment Products division manufactures hydraulic cylinders, which are used to transmit power in lift trucks and other types of machinery and industrial equipment. A substantial number of cylinders are utilized in the Company's proprietary lift truck attachment products. Hydraulic cylinders are also sold to manufacturers of various types of materials handling and other mobile equipment, usually through the customer's purchasing and engineering departments.

     The Company believes its Attachment Products division is one of the leading domestic and foreign independent suppliers of hydraulically actuated materials handling equipment designed for mounting on industrial lift trucks. Several lift truck manufacturers, who are customers of the Company, are also competitors in varying degrees to the extent that they manufacture a portion of their attachment requirements. Since the Attachment Products division offers a broad line of attachments capable of supplying a significant part of the total requirements for the entire lift truck industry, the Company believes lower costs resulting from its relatively high unit volume would be difficult for any individual lift truck manufacturer to achieve.

     This division's products are sold to both original equipment manufacturers (OEMs) and equipment dealers.

Products are marketed throughout the United States, Canada, Latin America, Europe, the Middle East, Australia, Africa and Asia.

     Since the Attachment Products division deals with lift truck manufacturers and their dealers, a substantial portion of its sales are made to the approximately ten major companies in the industry. NACCO Industries Inc. is the Attachment Products division's single largest customer. Sales to NACCO and its subsidiaries, Hyster Company and Yale Materials Handling Inc., and to their independent dealers, were 5%, 9.2% and 9.7% of consolidated Company sales during the years ended January 31, 1998, 1997 and 1996, respectively, and were 7.2%, 9.2% and 9.7% of division sales during the same periods.

     The Attachment Products division purchases raw materials and components, principally rolled products from steel mills, unfinished castings and forgings, hydraulic motors and hardware items such as fasteners, rollers, hydraulic seals and hose assemblies. The division is not currently experiencing any shortages in obtaining raw materials or purchased parts. A significant portion of rolled steel is purchased from a German steel mill. With respect to other materials, the division has several domestic and foreign suppliers. Difficulties in obtaining any of those items could affect the division's results.

     The division's headquarters are located in Portland, Oregon. North American manufacturing activities are conducted in its plants in Portland, Oregon; Springfield, Ohio; Westminster, South Carolina; Beulaville, North Carolina, Warner Robins, Georgia; and Toronto, Ontario, Canada. Overseas manufacturing sites include the United Kingdom, The Netherlands, Australia, Sweden and China. In addition, this division has sales, engineering and warehousing facilities in Japan, Korea, Germany, France, Spain, Finland, New Zealand and South Africa.

     During the last five years, sales of attachments accounted for 78% to 55% of the Company's consolidated sales, and hydraulic cylinders accounted for approximately 17% to 8%. The lower percentages reflect the addition of Fork Products and Industrial Tires to the Company's product line. Replacement parts and other sales accounted for 14% to 7% of total sales. North American sales ranged from 55% to 63% of division sales, while European sales ranged from 27% to 32%.

     The backlog for this division was approximately $24,783,000 at January 31, 1998. Of this order backlog, approximately 92% was due within 60 days and substantially all within six months.

     The Attachment Products division maintains an extensive research and development effort aimed at increasing the efficiency, durability and capacity range of its product line. The Company does not believe patents are important to the division's business. The division's products are manufactured with the Cascade name and symbol, for which the Company has secured trademark protection.

FORK PRODUCTS

     In March 1997, the Company established the Fork Products division with the purchase of Kenhar Corporation (see note 10 to the 1997 Annual Report to Shareholders). The Fork Products division continues to market under the Kenhar brand name. Lift truck forks are carefully designed and engineered products requiring specially formulated steel, a manufacturing process which strengthens the "heel", certified welding of the brackets which hold them to the carriage and heat treatment of the finished product. Forks are certified lifting devices and subject to strict design, construction and safety requirements established by industry associations and the International Standards Association.

     The Fork Products division presently offers a wide variety of both standardized and specialized forks. Fork characteristics are dictated by the expected capacity to be lifted, the characteristics of the load, the ambient environment in which they are employed, the terrain over which the load will be moved and the operational life cycle of the vehicle using the fork. Accordingly, while there are some standard fork products, a wide range of forks in custom sizes and shapes is demanded in the market.

     The Company believes the Fork Products division is one of the leading independent manufacturers of forks for lift trucks in the world. Market share varies by geographic region. In addition to sales to the lift truck market, the Fork Products division has an increasing market share of forks sold to OEMs of construction, mining, agricultural and industrial (other than lift trucks) mobile equipment. The Company believes the Fork Products segment is the leading manufacturer in North America. It is the preferred supplier of many OEMs as well as after-market dealers and distributors. This division also has significant market share in Europe and is continuing its sales and manufacturing expansion into the Asia/Pacific region. Since the Fork Products division offers a broad range of both standard and specialized forks it is capable of supplying a significant part of the total requirements for the lift truck industry. Management believes that its high-unit volume results in lower costs that would be difficult for any single competitor to achieve.

     As with other divisions of the Company, the division's sales are primarily to the lift truck industry. A substantial portion of its sales are made to the approximately ten major companies in the industry. As previously mentioned, NACCO Industries Inc., along with its subsidiaries and dealers, is the Company's largest customer. During the eleven-month period ended January 31, 1998 that this division was owned by the Company, division sales to NACCO and its subsidiaries, Hyster Company and Yale Materials Handling, Inc. were 2.7% of consolidated sales and were 12.5% of division sales.

     The Fork Products division purchases material and components necessary to produce its products. The principal item purchased is bar steel. The division is not currently experiencing any shortage in obtaining bar steel.
As with other manufactures using bar steel, the Fork Products division obtains its bar steel from steel mills under long-term purchase contracts. While the division has alternative suppliers of bar steel identified, difficulties in obtaining alternative sources of bar steel could affect the division's operating results should bar steel from one of its primary suppliers become unavailable.

     Headquarters of this division are located in Guelph, Ontario, Canada. North American manufacturing activities are conducted in plants in Guelph, Canada; Findlay Ohio; and Vancouver, Washington. Overseas manufacturing sites include Manchester, United Kingdom; La Machine, France; Brescia, Italy; Hebei, China; and Inchon, South Korea.

     This division's products are primarily sold to OEMs and also to lift truck dealers. Products are marketed extensively throughout North America and Europe. In addition, the division is continuing to increase marketing activities and market share in Asia, Australia and New Zealand.

     As previously mentioned, this segment was purchased in March 1997. Accordingly, the Company's consolidated net sales includes sales from the Fork Products segment for the eleven months ended January 31, 1998. During this period this division accounted for 21% of total Company sales. During the year ended January 31, 1998, North American and European sales represented 67% and 28% of division sales.

     The backlog for this division was approximately $9,470,000 at January 31, 1998. Of this order backlog, approximately 79% was due within 60 days and substantially all within six months.

     Patents have been a relatively unimportant factor in the development of the division's business.

INDUSTRIAL TIRES

     In January 1997 the Company purchased Industrial Tires Limited and created the Industrial Tire division (see note 10 to the consolidated financial statements of the 1997 Annual Report to Shareholders). The Industrial Tire division continues to market products under the ITL brand name. This division designs, manufactures, sells and services non-pneumatic or solid tires. Solid tires are used extensively on lift trucks and other industrial mobile equipment such as airport ground support equipment, aerial platform equipment and large loader and skid steer machinery.

     The Industrial Tire division is one of the leading North American suppliers of solid tires to the lift truck industry. In addition, the Industrial Tire division has made significant progress in expanding into the much broader market of high-load, high-hazard, and low-speed applications such as aerial platform equipment, airport ground support equipment and off-the-road applications such as waste management and underground mining. Products are sold primarily to the aftermarket through independent distributors, equipment dealers and tire dealers. The Industrial Tire division also sells a significant amount of its volume to OEMs for installation on new equipment. The Industrial Tire division has recently expanded its sales and marketing outside of North America and is now actively engaged in selling tires in Europe, Australia and Asia.

     The Industrial Tire division experiences intense competition from large companies offering a full range of products to smaller companies specializing in certain segments of the market. Important competitive factors include price, availability, service, product quality and company image. Management believes that through its commitment to research and development of new products combined with existing manufacturing resources, low cost contract manufacturing and commitment to state-of-the-art distribution technologies, the Industrial Tire division should remain competitive.

     The Industrial Tire division purchases materials necessary to produce its products. The principal products purchased are rubber compounds and precision manufactured steel wheels ("basebands"). During the year, the division experienced an interruption in the supply of compounded rubber from its largest supplier. However, with only a slight effect on operations, the division was able to quickly identify an alternative supplier at comparable costs. Basebands are currently purchased from the Fork Products segment. As with compounded rubber products, management believes alternative suppliers of basebands are available. The Industrial Tire division is not experiencing any shortages in obtaining basebands. Nevertheless, difficulties in obtaining any of these products could affect the division's operating results.

     The division's headquarters, manufacturing plant and retail center are located in Mississauga, Ontario, Canada. Contract manufacturing is conducted in factories in Mexico and China. In addition to independent distributors, the division has nine distribution and warehousing centers located throughout North America.

      As with other divisions of the Company, Industrial Tire division sales are primarily to the lift truck industry. A substantial portion of its sales are made to the approximately ten major companies in the industry. During 1997, the division's largest customer accounted for 16.7% of its sales, while sales to its next largest customer were 9.2% of its sales.

     As previously mentioned, this division was purchased in January 1997. For the year ended January 31, 1998, this division accounted for 9% of total Company sales. Substantially all sales were in North America.

     The backlog for this division was approximately $2,610,000 at January 31, 1998. Substantially all of this order backlog was due within 60 days.

     Patents have been a relatively unimportant factor in the development of the division's business.

OTHER

RESEARCH AND DEVELOPMENT

     Most of the Company's research and development activities are performed in a 28,000-square-foot product development center in Portland, Oregon. The engineering staff develops and designs almost all of the products sold by the Company. This staff numbers approximately 79 engineers and is continually involved in developing new products and applications in the materials handling field and improving existing lines. Consolidated research and development expenses in the fiscal years ended January 31, 1998, 1997 and 1996 were approximately $5,500,000, $4,900,000 and $4,700,000, respectively.

ENVIRONMENTAL QUALITY

     From time to time the Company is the subject of investigations, conferences, discussions, and negotiations with various federal, state, local and foreign agencies with respect to cleanup of hazardous waste and compliance with environmental laws and regulations. The balance of the response to this section of Item 1 is incorporated by reference to Note 13 of the Notes to the Consolidated Financial Statements in the 1997 Annual Report to Shareholders and the information contained in "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

EMPLOYEES

     At January 31, 1998 the Company had 2,322 full-time employees throughout the world. The majority of these employees are not subject to collective bargaining agreements. The Company believes relations with its employees are excellent.

FOREIGN OPERATIONS

      The Company has substantial operations outside the United States. There are additional business risks attendant to the Company's foreign operation such as the risk that the relative value of the underlying local currencies may weaken when compared to the U.S. dollar. For further information about foreign operations, please see Note 11 on page 18 of the 1997 Annual Report to Shareholders.

FORWARD-LOOKING STATEMENTS

     Forward-looking statements throughout this report are based upon assumptions involving a number of risks and uncertainties. Factors which could cause actual results to differ materially from these forward-looking statements include, but are not limited to competitive factors in, and the cyclical nature of, the materials handling industry; fluctuations in lift truck orders or deliveries, availability and cost of raw materials; general business and economic conditions in North America, Europe and Asia; foreign currency fluctuations; effectiveness of the Company's cost reduction initiatives; and the Company's success in organizationally and operationally integrating recently acquired businesses.

ITEM 2.   PROPERTIES

     The Company owns and leases various types of properties located throughout North America, Europe, Australia, South Africa, China and Japan. Of the above mentioned properties, the following are considered principal facilities:

     The Company's principal executive offices are located at 2201 N.E. 201st Ave., Fairview, Oregon 97024. The Company operates sales offices, manufacturing or warehouse facilities in 16 countries. Its major manufacturing facilities in the United States are located in Springfield and Findlay, Ohio; Warner Robins, Georgia; Westminster, South Carolina; Beulaville, North Carolina; Portland, Oregon and Vancouver, Washington. Major manufacturing facilities outside the United States include Almere and Hoorn, The Netherlands; La Machine, France; Manchester and Newcastle, United Kingdom; Vaggeryd, Sweden; Toronto, Mississauga and Guelph, Canada; Brisbane and Melbourne, Australia; Inchon, Korea; Xiamen and Hebei, China; and Brescia, Italy. Sales offices and warehouse facilities are located in Japan, South Africa, New Zealand, Australia, Sweden, Italy, United Kingdom, France, Germany, The Netherlands, China, Canada and the United States. (See Item 1 Business for more information regarding the location of the principal facilities for each industry segment.) The Company owns 15 facilities that include major manufacturing facilities and certain sales and warehouse buildings, five of which are located in the United States and 10 of which are located in other countries. The Company leases 33 facilities, 13 of which are located in the United States and 20 of which are located in other countries.

     The Company generally considers the productive capacity of the plants operated by each of its industry segments adequate and suitable for the requirements of each such segments.

     Several subsidiary companies are parties to various leases of office and computer equipment, storage space and automobiles which are of minor consequence.

ITEM 3.   LEGAL PROCEEDINGS

     Neither the Company nor any of its subsidiaries are involved in any material pending legal proceedings other than litigation related to environmental matters discussed at pages 18 and 19 of the 1997 Annual Report to Shareholders or matters in the regular course of business. The Company and its subsidiaries are adequately insured against product liability, personal injury and property damage claims which may occasionally arise.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     As of January 31, 1998, there were 389 holders of the Company's common stock including blocks of shares held by various depositories. It is the Company's belief that when the shares held by the depositories are attributed to the beneficial owners, the total exceeds 2,500. The remainder of the response to this Item is incorporated by reference to page 20 of the 1997 Annual Report to Shareholders.

     During the year ended January 31, 1998, a Canadian subsidiary of the Company issued 1,100,000 preference shares in connection with the acquisition of Kenhar Corporation, each exchangeable for one common share of the Company. The preference shares were issued in an exempt private offering transaction and have not been registered. The Company has agreed to register common shares issued to the holder of exchangeable shares under certain conditions. Absent registration, Rule 144 would apply to sales of such common shares.

     The Company also issued 225,000 common shares in connection with the acquisition of Hyco-Cascade Ltd., and 29,006 common shares in connection with the acquisition of minority interests in two subsidiaries of Kenhar, all in exempt private offering transactions. These common shares have not been registered. Absent registration, Rule 144 would apply to sales of such common shares.

ITEM 6.   SELECTED FINANCIAL DATA

     Pages 1, 5 and 20 of the 1997 Annual Report to Shareholders is incorporated by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET REVENUES

     Consolidated net sales for 1997 totaled $369,865,000, a 69.3% increase from sales of $218,485,000 for 1996. When compared to 1995, 1996 sales decreased 6.6%. Revenues in 1997 grew dramatically as a result of strong industry conditions but principally due to the acquisitions made during the past 18 months. Sales in 1996 were lower than 1995, reflecting softer lift truck shipments following 1995's record levels.

     Attachment Products sales in North America were 10.6% higher than in 1996. Industry booking figures reflected record order levels throughout the year, although shipments from lift truck manufacturers were only marginally higher than the previous year, clearly reflecting a decision to allow backlogs to grow rather than expanding production capacity as has been the case in previous cyclical upturns. Attachment Products sales in Europe grew 43.7% from 1996 as a result of management's pricing and other marketing initiatives designed to improve market share. European economies have shown modest but steady growth during the year, and prospects are good that this controlled growth will continue well into the current year. The Company's subsidiaries in Africa and Asia were hurt by currency and economic crises in those regions, and its Korean and Japanese operations in particular will continue to be challenged in 1998 by uncertain business conditions. Sales to these regions represented 5.9% of consolidated 1997 revenues.

     The addition of the Fork Products division increased sales by $79,745,000. Overall, the Company has been very pleased with the addition of Kenhar forks to its product line, and with greater emphasis on using the existing dealer distribution channel, management expects improved profitability. The addition of the Industrial Tire division increased sales by $35,380,000 in 1997. ITL solid tires showed a strong revenue increase during the year as a result of additional OEM business. However, uncertainties associated with ITL's Chinese contract supplier, as well as competitive pricing pressures, held tire profitability to marginal levels. The Company is reviewing market strategy and anticipates improved results in 1998.

     Any significant decline in the lift truck market could affect future operating results.

COST OF SALES

As a percentage of sales, cost of sales was 70.2% in 1997, 65.5% in 1996 and 65.5% in 1995. The percentage increased in 1997 primarily because a greater proportion of Company sales were to OEMs than in prior years. The Industrial Tire and Fork Products divisions were added in late fiscal 1996 and early 1997, respectively. Traditionally, due to the emphasis on OEM sales, these segments have achieved lower margins than the Attachment Products division. Also, with the addition of these two new divisions, the Company recorded certain one-time purchase accounting charges of $1,368,000 to cost of sales.

DEPRECIATION AND AMORTIZATION

     Cascade invested heavily in the future with the business acquisitions made in 1997 and 1996. As part of these acquisitions, Cascade has recorded goodwill totaling $99,688,000 and is amortizing this goodwill over its 20 year estimated life. Accordingly, depreciation and amortization expense as a percentage of sales increased to 5.5% in 1997 from 4.7% in 1996 and 4.1% in 1995.

SELLING AND ADMINISTRATIVE EXPENSES

     The increase in the absolute dollar amount of selling and administrative expenses during fiscal 1997 was the result of the business acquisitions. As a percentage of sales, selling and administrative expenses were 17.3% in 1997, 18.4% in 1996 and 17.1% in 1995.

ENVIRONMENTAL EXPENSES, NET

     Environmental expenses in 1997 include the effect of settlements with several insurance companies totaling $23,750,000. The net impact of these settlements after adjusting for certain litigation and environmental expenses was a credit to environmental expense of $14,890,000.

     In 1995, environmental expenses of $14,795,000 included a charge of $12,000,000 to provide for probable future environmental costs related to the Portland, Oregon manufacturing facility.

NONOPERATING ITEMS

     Interest expense has increased significantly as the result of additional debt issued to fund business acquisitions. At the same time, interest income has decreased since excess cash has been used to reduce outstanding borrowings rather than invest in interest-bearing securities.

PROVISION FOR INCOME TAXES

     The effective tax rate was 34.4% in 1997, 30.3% in 1996 and 34.3% in 1995. The 1996 decrease was due to the effect of an IRS settlement of a prior year's deferred compensation deductions. See note 2 to the consolidated financial statements relative to the Company's effective tax rate.

NET INCOME

     Net income for the year ended January 31, 1998 was a record $21,040,000 ($1.60 per share). This compares to $17,420,000 ($1.48 per share) for the year ended January 31, 1997 and $10,550,000 ($.88 per share) in 1996. The 1997 amount includes after-tax settlements of $9,770,000 ($.74 per share) related to environmental litigation initiated several years ago. The 1997 net income (before insurance settlements) was a disappointing 3.0% of sales compared to 8.0% in 1996. Interest charges from acquisition debt along with amortization of goodwill totaled $6,945,000, after taxes ($.53 per share). Income before these charges and insurance settlements was 4.9% of sales. For the year ended January 31, 1998, net losses at our Australian subsidiary totaled $2,406,000. The Company has made substantial changes at this subsidiary and looks forward to improved performance in Australia during 1998.

     Net income for 1996 was 8% of sales compared to 4.5% in 1995. In 1995 the Company recorded a charge of $12,000,000 ($7,800,000 after taxes) for future environmental costs. Before the effect of the environmental charge, 1995 net income was 7.8% of sales.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended January 31, 1998, capital expenditures totaled $15,453,000 compared to $16,624,000 for 1996 and $11,825,000 for 1995.
Planned capital expenditures for 1998 of $16,336,000 include $5,815,000 for implementation of an enterprise-wide software system to link all of the Company's core business systems. Implementation will be phased-in throughout the operating units with final completion scheduled for fiscal 2000. The estimated total cost for this project is approximately $9,000,000. Other capital expenditures have been scaled back from previous year's level to redirect cash flow. Goodwill increased significantly in 1997 due to the Company's business acquisitions.

     Dividends for 1997 totaled $.40 per share as compared to $.45 per share in 1996 and 1995, both of which included a special $.09 year end dividend. In 1997 the Company increased the quarterly dividend rate from $.09 to $.10 per share but chose not to declare a special year-end dividend.

     The Company's financial condition remains strong. The balance sheet shows $12,966,000 in cash and cash equivalents. Together with established lines of credit totaling $132,541,000, management believes these resources are more than sufficient to meet planned short-term needs and provide for working capital requirements associated with projected growth.

     Net cash provided by operations was $15,701,000 in 1997 compared to $22,374,000 in 1996 and $21,765,000 in 1995. The decrease in 1997 was primarily due to increases in inventories and deferred taxes and decreases in accounts payable and accrued expenses, partially offset by increases in net income and depreciation and amortization.

     Borrowings to finance the 1997 and 1996 business acquisitions have caused the ratio of short and long-term debt to shareholders' equity to rise to 1.45 to 1.00; however, all of the short-term borrowings associated with these acquisitions have been replaced by very manageable long-term financings through $75,000,000 private placements of senior unsecured notes at a very favorable interest rate of 6.92% and a new $100,000,000 revolving credit agreement.

     The U.S. Dollar strengthened significantly when compared to most foreign currencies where the Company has substantial operations. As a result, foreign currency translation adjustments decreased shareholders' equity by $6,874,000 ($.52 per share) in 1997. Translation adjustments resulted in decrease of $2,095,000 ($.18 per share) and $120,000 ($.01 per share) in 1996 and 1995, respectively.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Some of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, ship product or engage in any number of similar business activities.

     Based on a recent assessment, the Company determined that it will need to modify or replace portions of its software so that its computer systems will properly handle dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or not timely completed, the Year 2000 issue could have a material impact on the operations of the Company.

     The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company has determined that it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold.

     The Company has initiated the implementation of an enterprise-wide resource planning (ERP) software system to link all of its core business systems throughout the Company. This project was the result of a normal business migration to improved and expanded software systems to increase the Company's ability to improve its operational efficiency, reduce costs and enhance overall quality. As part of this implementation, the Company will also replace those software systems that will encounter the Year 2000 Issue. The Company plans to complete the ERP project in the year 2000 and will complete those portions of the project that will address the Year 2000 Issue in 1999. The total remaining cost of the ERP project is estimated at $9,000,000 and is being funded through operating cash flows and through leasing portions of the system. Of the project cost, approximately $7,900,000 will be capitalized. The remaining $1,100,000 will be expensed or placed under operating leases.

     The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates which were derived using numerous assumptions of future events including the continued availability of certain resources, third party modifications, plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pages 4 through 19 to the 1997 Annual Report to Shareholders are incorporated by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The definitive Proxy Statement dated April 14, 1998 is incorporated by reference.

     The term of office of all officers is one year. Names, ages and positions of all executive officers of Cascade Corporation follow.

---------------------------------------------------------------------------------------------------------------
                                Year First
                                Elected
Name                     Age    Officer                     Present Position
---------------------------------------------------------------------------------------------------------------
Robert C. Warren, Jr.    49     1984         President, Chief Executive Officer and Director
James P. Miller          50     1992         Executive Vice President, Secretary and Chief Financial Officer
William J. Harrison      59     1997         Executive Vice President
Gregory S. Anderson      49     1991         Vice President-Human Resources
Richard S. Anderson      50     1996         Vice President-Material Handling Product Group
Terry H. Cathey          50     1993         Vice President-Material Handling Operations
Robert L. Mott           56     1996         Vice President-OEM Product Group
Kurt G. Wollenberg       48     1997         Treasurer
---------------------------------------------------------------------------------------------------------------

ITEM 11.  EXECUTIVE COMPENSATION

     The definitive Proxy Statement dated April 14, 1998 is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The definitive Proxy Statement dated April 14, 1998 is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

INDEX TO FINANCIAL STATEMENTS

(a)  1.   CONSOLIDATED FINANCIAL STATEMENTS

     The Consolidated Financial Statements, together with the report thereon of Price Waterhouse LLP dated March 20, 1998, appearing on pages 4 to 19 of the accompanying 1997 Annual Report are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and information incorporated in Items 1, 5, 6 and 8, the 1997 Annual Report is not to be deemed filed as part of this report.

     2.   FINANCIAL STATEMENT SCHEDULES-1997, 1996 AND 1995

     Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or not required.

     The individual financial statements of the registrant and its subsidiaries have been omitted since the registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together exceed 5% of the total consolidated assets at January 31, 1998, except indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the year of its creation.

     3.   EXHIBITS

          1.   Copy of Notice of Annual Meeting dated April 14, 1998.

          2.   Copy of Form of Proxy for Annual Meeting.

          3.   Basic documents incorporated by reference:

               -  Articles of Incorporation filed with the Commission
                  May 28, 1965.

               - Amendment to Articles of Incorporation filed in Proxy Statement for annual meeting of shareholders May 12, 1987, filed with the Commission April 14, 1988.

               - Amendment to Articles of Incorporation filed in Proxy Statement for annual meeting of shareholders May 9, 1989, filed with the Commission April 27, 1990.

               - By-Laws, as amended to February 8, 1989, filed with the Commission April 27, 1990.

               - Specimen copy of stock certificate, filed as Exhibit 4-1 to Form S-1, filed with the Commission May 28, 1965.

               - Amendment to Articles of Incorporation included in the Proxy Statement for Annual

                  Meeting of Shareholders May 13, 1997, filed with the Commission April 13, 1997.

     4. Documents required by Item 14(c), all of which are exhibits to Form 8-K filed with the Commission March 27, 1997, and are incorporated by reference:

               - Share Purchase Agreement dated March 11, 1997, among the Company, Cascade (Canada) Holdings, Inc., and the shareholders of Kenhar Corporation, Exhibit 2.1.

               - Employment agreement dated March 11, 1997, among Cascade Corporation, Couphar Ltd., and William J. Harrison,
                  Exhibit 10.1.

               - Refusal Agreement dated March 11, 1997, among Cascade Corporation, Couphar Ltd., and William J. Harrison,
                  Exhibit 10.2.

               - Registration Rights Agreement dated March 11, 1997, between Cascade Corporation and Couphar Ltd.,
                  Exhibit 10.3.

               - Shareholders' Agreement dated March 11, 1997, between the Trustees of the Robert C. and Nani S. Warren Revocable Trust and Couphar Ltd., Exhibit 10.4.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the last quarter of fiscal 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant, CASCADE CORPORATION has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CASCADE CORPORATION


                                       /s/ James P. Miller
                                       ------------------------------------
                                 By:   James P. Miller
                                       EXECUTIVE VICE PRESIDENT, SECRETARY
                                       AND CHIEF FINANCIAL OFFICER


     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


/s/ Joseph J. Barclay         4/10/98    /s/ Robert C. Warren, Jr.     4/10/98
-------------------------------------    -------------------------------------
Joseph J. Barclay                Date    Robert C. Warren, Jr.            Date
CHAIRMAN, DIRECTOR                       PRESIDENT AND CHIEF EXECUTIVE
                                         OFFICER, DIRECTOR


/s/ William J. Harrison       4/10/98    /s/ Richard C. Hire           4/10/98
-------------------------------------    -------------------------------------
William J. Harrison              Date    Richard C. Hire, DIRECTOR        Date
EXECUTIVE VICE PRESIDENT,
DIRECTOR

/s/ Eric Hoffman              4/10/98    /s/ C. Calvert Knudsen        4/10/98
-------------------------------------    -------------------------------------
Eric Hoffman, DIRECTOR           Date    C. Calvert Knudsen, DIRECTOR     Date


/s/ Nicholas R. Lardy         4/10/98    /s/ Ernest C. Mercier         4/10/98
-------------------------------------    -------------------------------------
Nicholas R. Lardy, DIRECTOR      Date    Ernest C. Mercier, DIRECTOR      Date


/s/ James S. Osterman         4/10/98    /s/ Jack B. Schwartz          4/10/98
-------------------------------------    -------------------------------------
James S. Osterman, DIRECTOR      Date    Jack B. Schwartz,                Date
                                         ASSISTANT SECRETARY, DIRECTOR


/s/ Nancy Wilgenbusch         4/10/98
-------------------------------------
Nancy Wilgenbusch, DIRECTOR      Date