Form 10-Q
period 1998-04-30
CASCADE CORP
filed 1998-06-12
CIK 18061

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                            ------------------------

                                      FORM 10-Q


/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended April 30, 1998

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From _________ to _________

                           Commission file number  1-12557

                              ------------------------

                                 CASCADE CORPORATION

                (Exact name of registrant as specified in its charter)

                    OREGON                                      93-0136592
      (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                 2201 N.E. 201ST AVE. FAIRVIEW, OREGON    97024-9718
                (Address of principal executive office)   (Zip Code)

          Registrant's telephone number, including area code:  (503)669-6300

                         ------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of the registrant's common stock as of May 30, 1998 was 11,862,206.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Consolidated net sales for the three months ended April 30, 1998 totaled $107,125,000, an increase of 26.4% compared to sales of $84,725,000 recorded in the first quarter of 1997. Revenues for the first quarter of 1998 include the full effect of recent acquisitions. Net income for the first quarter of 1998 was $6,815,000 ($.51 per share) or 135.0% higher than net income of $2,900,000 ($.23 per share) for the corresponding 1997 period. Earnings for the quarter include $1,628,000 ($.12 per share after tax) from the sale of a parcel of land. Expressed as a return on sales, net income for the first three-month period of 1998 was 4.8% before the land sale. The improvement in operating results is broad based and management is optimistic about the balance of the year.

    The lift truck industry remains exceptionally strong in most major markets. North American factory orders for new trucks continue at record levels, and the resulting original equipment manufacturer (OEM) backlogs suggest that demand for attachments, forks and tires will remain high well into 1999. European OEM numbers continue to show solid improvement for the second consecutive year, and industry analysts forecast continued modest growth.

    Asian markets continue to be a concern. It is apparent that there are no short-term solutions to the economic and political problems in Japan, Southeast Asia and Korea. The U.S. dollar continues to strengthen against these currencies, and we are reacting by accelerating our plans to increase local manufacturing capabilities in the region. Over the long-term, Asian markets will provide significant growth for the full range of Cascade products, and the Company intends to continue to serve this important region of the world.

    The Company is particularly pleased to report that its Australian subsidiary, Hyco-Cascade, recorded an operating profit in the first quarter, a dramatic turnaround from last year. With this quarter's results the Company is beginning to see positive results from its acquisition program.
Management is continuing to implement its strategy by consolidating operations, looking for cost reduction opportunities in every aspect of the business and capitalizing on market synergies.

    Cost of sales during the first quarter of 1998 and 1997 was $73,635,000 and $58,240,000, respectively. For the first quarter of 1998 and 1997, cost of sales as a percentage of net sales remained constant at 68.7%. As a percentage of net sales, cost of sales was 72.6% during the fourth quarter of 1997 and was 70.2% for the year ended January 31, 1998. The Company is focusing on lowering cost of sales as a percentage of sales. During the first quarter of 1998 the Company implemented selected price increases. In addition, the Company continues to emphasize cost reductions and manufacturing process improvements at all of its facilities. First quarter 1997 cost of sales included non-recurring inventory charges totaling $855,500 arising from revaluing inventory of purchased subsidiaries.

    Depreciation and amortization expense increased to $5,405,000, 5.0% of net sales in 1998 from $5,155,000, 6.1% of net sales in 1997. The 1998 increase is primarily the result of amortization of goodwill recorded with the purchase of recently acquired subsidiaries.

    The Company's selling and administrative expenses during the first quarter of 1998 were $17,600,000, 16.4% of net sales, versus $15,410,000, 18.2% of net sales during the year earlier period.

    First quarter 1998 interest expense of $2,560,000 was higher than the $1,515,000 recorded during the 1997 period. Increased interest expense is the result of additional financing incurred in connection with the purchase of recently acquired subsidiaries.

    Other income and expense for the first quarter of 1998 includes a pre-tax gain of $2,505,000 from the sale of an undeveloped parcel of land.

    The effective tax rate for the quarter was 32.7% compared with 34.0% for the first quarter of 1997 and 34.4% for the full year ended January 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    During the first three months of 1998, the Company generated $6,873,000 in cash from operating activities compared with $406,000 for 1997. Cash and cash equivalents at the end of the first quarter of 1998 totaled $20,045,000.


    The Company's total long and short-term debt to equity ratio was 1.39 to
1.00 and working capital was $86,936,000 at April 30, 1998. As of April 30, 1998, the Company had approved borrowing arrangements with commercial banks totaling $32,541,000 of which $15,878,000 was unused. The Company's available cash and credit facilities are more than sufficient to meet its short-term requirements.

    For the quarter ended April 30, 1998, capital expenditures totaled $2,618,000 compared to $6,579,000 recorded during the corresponding 1997 period. Capital expenditures for new facilities, machinery, equipment and tooling over the preceding five years totaled approximately $73,389,000. Planned capital expenditures for 1998 are estimated at $16,336,000 and include $5,815,000 for implementation of an enterprise-wide software system to link all of the Company's core business systems. Implementation will be phased-in throughout the operating units with final completion scheduled for fiscal 2000. The Company plans to use cash generated from operations and existing credit facilities to fund 1998 capital expenditures.

    The US dollar weakened when compared to the most significant foreign currencies where the Company operates. As a result, foreign currency translation adjustments increased shareholders' equity by $1,643,000 ($.12 per share) for the quarter and year to date.

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

    Based on a recent assessment, the Company determined that it would need to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

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

    The Company has initiated the implementation of an enterprise-wide resource planning (ERP) software system to link all of its core business systems throughout the Company. This implementation was the result of normal business migration to improved and expanded software systems to increase the Company's ability to improve its operational efficiency, reduce costs and enhance overall quality. As part of this implementation, the Company will also replace those software systems that will encounter the Year 2000 Issue. The Company plans to complete the ERP project in the year 2000 and will complete those portions of the project that will address the Year 2000 Issue in 1999. The total cost of the ERP project is estimated at $9,000,000 and is being funded through operating cash flows and the Company will lease portions of the system. Of the project cost, approximately $7,900,000 will be capitalized. The remaining $1,100,000 will be expensed or placed under operating leases. Actual project costs incurred through the end of the first quarter of 1998 total $1,378,000 on the ERP project.

    The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modifications, plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

FORWARD-LOOKING STATEMENTS

    Forward-looking statements throughout this report are based upon assumptions involving a number of risks and uncertainties. Factors which could cause actual results to differ materially from these forward-looking statements include, but are not limited to competitive factors in, and the cyclical nature of, the lift truck industry; fluctuations in lift truck orders or deliveries, availability and cost of raw materials; general business and economic conditions in North America, Europe and Asia; foreign currency fluctuations; effectiveness of the Company's cost reduction initiatives; and the Company's success in organizationally and operationally integrating recently acquired businesses.

                 CASCADE CORPORATION AND SUBSIDIARY COMPANIES

                                   PART 1

                         CONSOLIDATED BALANCE SHEET

                      (in thousands, except share data)

                                                       April 30      January 31
                                                         1998           1998
                                                      ---------      ----------
                                                     (unaudited)
Assets

Current assets:
 Cash and cash equivalents.......................      $ 20,045       $ 12,966
 Accounts receivable, less allowance
   for doubtful accounts of $738 and $743........        71,803         62,271
 Inventories, at average cost
   which is lower than market:
   Finished goods and components.................        44,985         42,280
   Goods in process..............................         2,170          3,965
   Raw materials.................................        13,165         12,035
                                                      ---------      ----------
                                                         60,320         58,280

 Deferred income taxes...........................         1,165          1,165
 Prepaid expenses................................         6,749          6,011
                                                      ---------      ----------
   Total current assets..........................       160,082        140,693

Property, plant and equipment, at cost less
   accumulated depreciation......................       100,249        101,147
Deferred income taxes............................         4,507          4,044
Goodwill.........................................        93,953         94,982
Other Assets.....................................        10,258          8,726
                                                      ---------      ----------
   Total assets..................................      $369,049       $349,592
                                                      ---------      ----------
                                                      ---------      ----------

Liabilities and Shareholders' Equity

Current liabilities:
 Notes payable to banks..........................      $ 16,663       $ 13,193
 Current portion of long-term debt...............         2,207          2,501
 Accounts payable................................        28,420         23,604
 Accrued payroll and payroll taxes...............         6,814          7,331
 Other accrued expenses..........................        19,042         13,001
                                                      ---------      ----------
   Total current liabilities.....................        73,146         59,630

Long-term debt...................................       144,375        144,785
Accrued environmental expenditures...............        10,316         10,316
Other liabilities................................         3,292          3,720
                                                      ---------      ----------
   Total liabilities.............................       231,129        218,451
                                                      ---------      ----------

Mandatorily redeemable convertible preferred
  stock, no par value, 305,000 and 330,000
  shares issued and outstanding..................         4,575          4,950
Minority interest................................        15,640         15,640

Shareholders' equity:
Common stock, $.50 par value, authorized
   20,000,000 shares; 11,989,704 and
   11,988,208 outstanding........................         5,995          5,994
Additional paid-in capital.......................         3,734          3,711
Retained earnings................................       114,578        109,091
Cumulative foreign currency
   translation adjustments.......................        (6,373)        (8,016)
Treasury stock, at cost
   (127,498 shares)..............................          (229)          (229)
                                                      ---------      ----------
   Total shareholders' equity....................       117,705        110,551
                                                      ---------      ----------
   Total liabilities and
   shareholders' equity..........................      $369,049       $349,592
                                                      ---------      ----------
                                                      ---------      ----------

The accompanying notes to consolidated financial statements are an integral part of this statement.

                 CASCADE CORPORATION AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENT OF INCOME

                 (unaudited -- in thousands, except share data)

                                                         Three months ended
                                                              April 30,
                                                     --------------------------
                                                         1998            1997
                                                     -----------     ----------
Net sales.........................................   $   107,125     $   84,725
                                                     -----------     ----------


Costs and expenses:
   Cost of goods sold.............................        73,635         58,240
   Depreciation and amortization..................         5,405          5,155
   Selling and administrative expenses............        17,600         15,410
                                                     -----------     ----------
                                                          96,640         78,805
                                                     -----------     ----------

Operating income.................................         10,485          5,920

   Interest expense..............................          2,560          1,515
   Interest income...............................           (190)          (130)
   Other expense, net............................         (2,020)           140
                                                     -----------     ----------

Income before income taxes.......................        10,135          4,395
Income taxes.....................................         3,320          1,495
                                                     -----------     ----------

Net income.......................................    $    6,815      $    2,900
                                                     -----------     ----------
                                                     -----------     ----------

Basic earnings per share.........................    $     0.56      $     0.23
                                                     -----------     ----------
                                                     -----------     ----------

Diluted earnings per share.......................    $     0.51      $     0.23
                                                     -----------     ----------
                                                     -----------     ----------

Diluted weighted average shares outstanding......    13,297,768      12,852,041
                                                     -----------     ----------
                                                     -----------     ----------


The accompanying notes to consolidated financial statements are an integral part of this statement.

                 CASCADE CORPORATION AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                          (unaudited - in thousands)

                                                          Three months ended
                                                               April 30
                                                        ----------------------
                                                         1998           1997
                                                        -------        -------
Cash flows from operating activities:
 Net income......................................       $ 6,815        $ 2,900
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization................         5,405          5,155
    Deferred income taxes........................          (444)          (393)
    Gain on disposal of property.................        (2,505)           --
Changes in operating assets and liabilities:
    Accounts receivable..........................        (9,532)        (6,025)
    Inventories..................................        (2,040)          (281)
    Prepaid expenses.............................          (738)           649
    Account payable and accrued expenses.........        10,340         (2,028)
    Other liabilities............................          (428)           429
                                                        -------        -------
   Net cash provided by operating activities.....         6,873            406
                                                        -------        -------

Cash flows from investing activities:
 Acquisition of property, plant and equipment.....       (2,618)        (6,579)
 Business acquisitions............................         --          (64,943)
 Other assets.....................................       (1,518)           511
 Proceeds from sale of property...................        2,606           --
                                                        -------        -------
   Net cash used in investing activities..........       (1,530)       (71,011)
                                                        -------        -------

Cash flows from financing activities:
 Payments on long-term debt.......................         (852)          (797)
 Notes payable to banks, Net......................        3,470         67,042
 Repurchase of manditorily redeemable convertible
   preferred stock................................         (375)          --
 Issuance of common stock.........................           24           --
 Cash dividends...................................       (1,328)        (1,342)
                                                        -------        -------
   Net cash provided by financing activities......          939         64,903
                                                        -------        -------

Effect of exchange rate changes...................          797          1,222
                                                        -------        -------

Increase (decrease) in cash and cash equivalents..        7,079         (4,480)

Cash and cash equivalents at
 beginning of year................................       12,966         15,642
                                                        -------        -------

Cash and cash equivalents at end of period........      $20,045        $11,162
                                                        -------        -------
                                                        -------        -------

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest....................................       $ 1,448        $ 1,349
     Income taxes................................       $ 3,945        $   628
   Exchangeable preferred stock issued for
   acquisition...................................       $  --          $15,640


The accompanying notes to consolidated financial statements are an integral part of this statement.

                 CASCADE CORPORATION AND SUBSIDIARY COMPANIES

          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                          Fiscal
                                                                        Year ended
                                                        April 30        January 31
                                                          1998             1998
                                                        --------        ----------
                                                       (unaudited)
COMMON STOCK
   Beginning balance.............................          5,994            6,024
   Common stock issued (repurchased).............              1              (30)
                                                        --------          --------
                                                           5,995            5,994
                                                        --------          --------

ADDITIONAL PAID-IN CAPITAL
   Beginning balance.............................          3,711             --
   Treasury shares issued for acquisition........            --             3,711
   Common stock issued...........................             23             --
                                                        --------          --------
                                                           3,734            3,711
                                                        --------          --------

RETAINED EARNINGS
   Beginning balance.............................        109,091           94,561
   Net income....................................          6,815           21,040
   Cash dividend.................................         (1,328)          (5,505)
   Common stock repurchsed.......................           --             (1,005)
                                                        --------          --------
                                                         114,578          109,091
                                                        --------          --------

CUMULATIVE FOREIGN CURRENCY ADJUSTMENTS
   Beginning balance.............................        (8,016)           (1,142)
   Translation adjustments.......................         1,643            (6,874)
                                                        --------          --------
                                                         (6,373)           (8,016)
                                                        --------          --------

TREASURY STOCK
   Beginning balance.............................          (229)             (686)
   Treasury shares issued for acquisitions.......          --                 457
                                                        --------          --------
                                                           (229)             (229)
                                                        --------          --------

TOTAL SHAREHOLDERS' EQUITY.......................       $117,705          $110,551
                                                        --------          --------
                                                        --------          --------


The accompanying notes to consolidated financial statements are an integral part of this statement.

                 CASCADE CORPORATION AND SUBSIDIARY COMPANIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income". The Company has adopted the standard as of February 1, 1998. Total comprehensive income consists of the following:


                                                      For the quarter ended
                                                      ---------------------
                                                      April 30     April 30
                                                       1998          1997
                                                      ------        -------
     Net income..................................     $6,815        $ 2,900
     Translation adjustment......................      1,643         (2,668)
                                                      ------        -------
     Total comprehensive income..................     $8,458        $   232
                                                      ------        -------
                                                      ------        -------

     Cumulative foreign currency translation adjustments represent the Company's only other comprehensive income item. The translation adjustment consists of unrealized gains/losses in accordance with SFAS No. 52, "Foreign Currency Translation". The Company has no intention of liquidating the assets of the foreign subsidiaries in the foreseeable future.

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


                                       CASCADE CORPORATION



  June 12, 1998
-------------------                    /s/ Kurt G. Wollenberg
     Date                              ------------------------------
                                           Kurt G. Wollenberg,
                                        Vice President - Finance