Form 10-Q
period 1998-07-31
CASCADE CORP
filed 1998-09-14
CIK 18061

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      FORM 10-Q


                     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarterly Period Ended July 31, 1998


                    ( )  TRANSITION REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Transition Period From _______ to _________


                           COMMISSION FILE NUMBER  1-12557


                                 CASCADE CORPORATION
                Exact name of registrant as specified in its charter)


                 OREGON                                 93-0136592
      (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)


 2201 N.E. 201ST AVE. FAIRVIEW, OREGON                  97024-9718
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)               (ZIP CODE)


Registrant's telephone number, including area code:  (503)669-6300


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


The number of shares outstanding of the registrant's common stock as of July 31, 1998 was 11,807,258.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

CASCADE CORPORATION AND SUBSIDIARY COMPANIES

                                        PART 1
CONSOLIDATED BALANCE SHEET
     (in thousands, except share data)

                                                              July 31           January 31
                                                                1998               1998
                                                             ----------         ----------
                                                            (unaudited)
Assets

Current assets:
 Cash and cash equivalents                                   $  15,748           $  12,966
 Accounts receivable, less allowance
   for doubtful accounts of $725 and $743                       71,557              62,271
 Inventories, at average cost
   which is lower than market:
   Finished goods and components                                44,544              42,280
   Goods in process                                              2,440               3,965
   Raw materials                                                15,279              12,035
                                                             ---------           ---------
                                                                62,263              58,280
Deferred income taxes                                               56               1,165
Prepaid expenses                                                 7,808               6,011
                                                             ---------           ---------
     Total current assets                                      157,432             140,693

Property, plant and equipment, at cost less
   accumulated depreciation                                    101,140             101,147
Deferred income taxes                                            4,260               4,044
Goodwill                                                        89,097              94,982
Other Assets                                                     9,958               8,726
                                                             ---------           ---------
    Total assets                                             $ 361,887           $ 349,592
                                                             ---------           ---------
                                                             ---------           ---------

Liabilities and Shareholders' Equity

Current liabilities:
 Notes payable to banks                                      $  24,855           $  13,193
 Current portion of long-term debt                               2,207               2,501
 Accounts payable                                               26,875              23,604
 Accrued payroll and payroll taxes                               5,692               7,331
 Other accrued expenses                                          9,764              13,001
                                                             ---------           ---------
    Total current liabilities                                   69,393              59,630

Long-term debt                                                 144,834             144,785
Accrued environmental expenditures                              10,316              10,316
Other liabilities                                                3,310               3,720
                                                             ---------           ---------
    Total liabilities                                          227,853             218,451
                                                             ---------           ---------

Mandatorily redeemable convertible preferred stock, no par
 value, 305,000 and 330,000 shares issued and outstanding        4,575               4,950
Minority interest                                               15,640              15,640
Shareholders' equity:
Common stock, $.50 par value, authorized
  20,000,000 shares; 11,934,756 and 11,988,208 outstanding       5,967               5,994
Additional paid-in capital                                       2,835               3,711
Retained earnings                                              118,743             109,091
Cumulative foreign currency
  translation adjustments                                      (13,497)             (8,016)
Treasury stock, at cost
  (127,498 shares)                                                (229)               (229)
                                                             ---------           ---------
    Total shareholders' equity                                 113,819             110,551
                                                             ---------           ---------
    Total liabilities and
    shareholders' equity                                    $  361,887          $  349,592
                                                             ---------           ---------
                                                             ---------           ---------

The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF INCOME

(unaudited - in thousands, except Per Share and average share figures)

                                                              Three months ended              Six months ended
                                                                   July 31                         July 31
                                                        -----------------------------    --------------------------
                                                           1998                 1997         1998           1997
                                                       -----------         ----------    -----------    -----------
Net sales                                              $  105,160          $   90,340    $   212,285    $   175,065
                                                       -----------         ----------    -----------    -----------
Costs and expenses:
   Cost of goods sold, excluding depreciation              73,085              62,445        146,720        120,685
   Depreciation                                             5,235               4,870         10,640         10,025
   Selling and administrative expenses                     17,535              15,300         35,135         30,710
   Environmental insurance settlement, net                      -              (9,250)             -         (9,250)
                                                         ---------         ----------    -----------    -----------
                                                           95,855              73,365        192,495        152,170
                                                         ---------         ----------    -----------    -----------

Operating income                                            9,305              16,975         19,790         22,895

   Interest expense                                         2,625               2,960          5,185          4,475
   Interest income                                           (125)               (120)          (315)          (250)
   Other expense (income), net                             (1,270)               (520)        (3,290)          (380)
                                                         ---------         ----------    -----------    -----------
Income before taxes                                         8,075              14,655         18,210         19,050
Income taxes                                                2,585               4,950          5,905          6,445
                                                         ---------         ----------    -----------    -----------

Net income                                             $    5,490          $    9,705    $    12,305    $    12,605
                                                       -----------         ----------    -----------    -----------
                                                       -----------         ----------    -----------    -----------

Basic earnings per share                               $     0.45          $     0.81    $      1.01    $      1.04
                                                       -----------         ----------    -----------    -----------
                                                       -----------         ----------    -----------    -----------

Diluted earings per share                              $     0.41          $     0.73    $      0.93    $      0.96
                                                       -----------         ----------    -----------    -----------
                                                       -----------         ----------    -----------    -----------

Diluted weighted average shares outstanding            13,280,602          13,290,400     13,286,701     13,074,852
                                                       -----------         ----------    -----------    -----------
                                                       -----------         ----------    -----------    -----------


The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited - in thousands)

                                                                             Six months ended
                                                                                 July 31
                                                                      ------------------------------
                                                                          1998                1997
                                                                      ----------          ----------
Cash flows from operating activities:
Net income                                                            $   12,305          $   12,605
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                         10,641              10,025
    Deferred income taxes                                                  1,066              (1,323)
    Gain on disposal of property                                          (2,505)                  -
Changes in operating assets and liabilities:
    Accounts receivable                                                   (9,286)                806
    Inventories                                                           (3,983)             (2,630)
    Insurance settlement receivable                                            -              (9,750)
    Prepaid expenses                                                      (1,797)                579
    Accounts payable and accrued expenses                                 (1,605)             (3,644)
    Other liabilities                                                       (410)             (2,282)
                                                                      ----------          ----------
     Net cash provided by operating activities                             4,426               4,386
                                                                      ----------          ----------
Cash flows from investing activities:
 Acquisition of property, plant and equipment                             (8,395)            (11,125)
 Business acquisitions                                                         -             (64,943)
 Other assets                                                              1,761              (1,193)
 Proceeds from sale of property                                            2,606                   -
                                                                      ----------          ----------
     Net cash used in investing activities                                (4,028)            (77,261)
                                                                      ----------          ----------
Cash flows from financing activities:
 Payments on long-term debt                                                 (458)               (839)
 Notes payable to banks                                                   11,662              78,223
 Repurchase of manditorily redeemable convertible
   preferred stock                                                          (375)                  -
 Repurchase of common stock                                               (1,009)             (1,035)
 Issuance of common stock                                                    106                   -
 Cash dividends                                                           (2,653)             (2,675)
                                                                      ----------          ----------
     Net cash provided by financing activities                             7,273              73,674
                                                                      ----------          ----------
Effect of exchange rate changes                                           (4,889)                400
                                                                      ----------          ----------
Increase in cash and cash equivalents                                      2,782               1,199

Cash and cash equivalents at
 beginning of year                                                        12,966              15,642
                                                                      ----------          ----------
Cash and cash equivalents at end of period                            $   15,748          $   16,841
                                                                      ----------          ----------
                                                                      ----------          ----------

Supplemental disclosure of cash flow information:

  Cash paid during the period for:
     Interest                                                         $    3,780          $    2,646
     Income taxes                                                     $    8,338          $    5,603

  Exchangeable preferred stock issued for
     acquisition                                                      $        -          $   15,640



The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



                                                        Six months
                                                          ended              Fiscal
                                                          July 31          Year ended
                                                           1998            January 31
COMMON STOCK                                            (unaudited)           1998
                                                        -----------        ----------
   Beginning balance                                     $  5,994            $  6,024
   Common stock issued                                          3
   Common stock repurchased                                   (30)                (30)
                                                         ---------           --------
                                                            5,967               5,994
                                                         ---------           --------

ADDITIONAL PAID-IN CAPITAL
   Beginning balance                                        3,711                   -
   Treasury shares issued for acquisition                       -               3,711
   Common stock issued                                        103
   Common stock repurchased                                  (979)                  -
                                                         ---------           --------
                                                            2,835               3,711
                                                         ---------           --------

RETAINED EARNINGS
   Beginning balance                                      109,091              94,561
   Net income                                              12,305              21,040
   Cash dividend                                           (2,653)             (5,505)
   Common stock repurchased                                     -              (1,005)
                                                         ---------           --------
                                                          118,743             109,091
                                                         ---------           --------

CUMULATIVE FOREIGN CURRENCY ADJUSTMENTS
   Beginning balance                                       (8,016)             (1,142)
   Translation adjustments                                 (5,481)             (6,874)
                                                         ---------           --------
                                                          (13,497)             (8,016)
                                                         ---------           --------

TREASURY STOCK
   Beginning balance                                         (229)               (686)
   Treasury shares issued for acquisitions                      -                 457
                                                         ---------           --------
                                                             (229)               (229)
                                                         ---------           --------

TOTAL SHAREHOLDERS' EQUITY                             $  113,819          $  110,551
                                                         ---------           --------
                                                         ---------           --------


The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION            EXHIBIT 11.


Computation of Earnings Per Share
(In thousands except per share data)

------------------------------------------------------------------------------------------------------------------------------------
                                                                             QUARTER ENDED JULY 31
                                                                  1998                                       1997
                                              ----------------------------------------     -----------------------------------------
                                                                             PER SHARE                                     PER SHARE
                                                 INCOME          SHARES        AMOUNT        INCOME          SHARES          AMOUNT
                                               (Numerator)   (Denominator)                 (Numerator)   (Denominator)
                                               -----------   -------------   ---------     -----------   -------------     ---------
Net income                                     $  5,490                                     $  9,705

Less:  preferred stock dividend                    (140)                                        (143)
                                               --------                                     --------
BASIC EPS
Income available to
   common shareholders                            5,350         11,843        $  0.45          9,562         11,860        $  0.81
                                                                              -------                                      -------
                                                                              -------                                      -------

Effect of dilutive securities
Manditorily redeemable convertible
   preferred stock                                  110          1,100                           110          1,100

Exchangeable preferred stock                         30            305                            33            330

Incentive stock options                               -             33                             -              -
                                               --------         ------                        ------        -------
DILUTED EPS
Income available to common
   shareholder plus assumed
   conversions                                 $  5,490         13,281        $  0.41       $  9,705         13,290        $  0.73
                                               --------         ------        -------       --------         ------        -------
                                               --------         ------        -------       --------         ------        -------







                                                                             SIX MONTHS ENDED JULY 31
                                                                  1998                                       1997
                                              ----------------------------------------      ----------------------------------------
                                                                             PER SHARE                                     PER SHARE
                                                 INCOME          SHARES        AMOUNT        INCOME         SHARES          AMOUNT
                                               (Numerator)   (Denominator)                 (Numerator)   (Denominator)
                                               -----------   -------------   ---------     -----------   -------------     ---------
Net income                                    $  12,305                                    $  12,605

Less:  preferred stock dividend                    (283)                                        (286)
                                              ---------                                    ---------
BASIC EPS
Income available to
  common shareholders                            12,022         11,852        $  1.01         12,319         11,876        $  1.04
                                                                              -------                                      -------
                                                                              -------                                      -------
Effect of dilutive securities
Manditorily redeemable convertible
   preferred stock                                  220          1,100                           220            869

Exchangeable preferred stock                         63            316                            66            330

Incentive stock options                               -             18                             -              -
                                              ---------        -------                       -------        -------
DILUTED EPS
Income available to common
  shareholder plus assumed
  conversions                                 $  12,305         13,286        $  0.93      $  12,605         13,075        $  0.96
                                              ---------        -------        -------      ---------        -------        -------
                                              ---------        -------        -------      ---------        -------        -------


CASCADE  CORPORATION AND SUBSIDIARY COMPANIES

                              PART II OTHER INFORMATION

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

               None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The election of directors was the only matter submitted to a shareholder vote at the Annual Meeting of the Shareholders of the Company, held May 14, 1998: The vote on each nominee presented follows:


          Nominee                       Votes For*          Votes Withheld
          -------                       ----------          --------------
          J.J. Barclay                  10,576,532              47,661
          W.J. Harrison                 10,576,432              47,761
          R.C. Hire                     10,574,582              49,411
          E. Hoffman                    10,571,382              52,811
          C.C. Knudsen                  10,573,482              50,711
          N.R. Lardy                    10,576,432              47,761
          E.C. Mercier                  10,568,732              55,461
          J.S. Osterman                 10,568,632              55,561
          J.B. Schwartz                 10,576,132              48,061
          N.A. Wilgenbusch              10,572,132              52,061
          R.C. Warren, Jr.              10,576,132              48,061


          *includes in each case 1,100,000 votes cast by holder of special voting share.

ITEM 5.   OTHER INFORMATION

               None


ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K

          (A) EXHIBITS
               11.  Computation of Earnings Per Share

          (B) REPORTS ON FORM 8-K
               Cascade Corporation filed no reports on Form 8-K during the quarter ended July 31, 1998.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (unaudited)


NOTE 1 - COMPREHENSIVE INCOME

          In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income". The Company has adopted the standard as of February 1, 1998. Total comprehensive income consists of the following:



                                                 For the quarter ended         For the six months ended
                                                July 31        July 31         July 31            July 31
                                                  1998           1997            1998               1997
                                               --------       --------        --------          ---------
          Net income                           $  5,490       $  9,705       $ 12,305           $  12,605
          Foreign currency
             translation, net of tax             (7,124)          (872)        (5,481)             (3,540)
                                               --------       --------        --------          ---------
          Total comprehensive income           $ (1,634)      $  8,833       $  6,824            $  9,065
                                               --------       --------        --------          ---------
                                               --------       --------        --------          ---------




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


                                        CASCADE CORPORATION



  9/14/98                              /s/ Kurt G. Wollenberg
-------------                         ---------------------------------
Date                                       Kurt G. Wollenberg,
                                          Vice President - Finance

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended July 31, 1998 totaled $105,160,000, an increase of 16.4% compared to sales of $90,340,000 recorded in the second quarter of 1997. Net income for the second quarter of 1998 was $5,490,000 ($.41 per share) or 52.5% higher than operating net income of $3,600,000 ($.27 per share) for the corresponding 1997 period. Reported net income for the prior year quarter was $9,705,000 ($.73 per share) which included $6,105,000 ($.46 per share) for an insurance settlement related to environmental expenses. Expressed as a return on sales, net income for the second three-month period of 1998 was 5.2% compared to 4.0% for the corresponding 1997 quarter exclusive of the insurance settlement.

Consolidated net sales for the first six months of 1998 totaled $212,285,000, an increase of 21.3% compared to sales of $175,065,000 recorded in the first two quarters of 1997. Net income for the first six months of 1998 before a previously announced land sale gain was $10,677,000 ($.80 per share), 64.3% above 1997 net income before the insurance settlements of $6,500,000 ($.50 per share). Year to date net income including non recurring items was $12,305,000 ($.93 per share), compared to $12,605,000 ($.96 per share) in 1997.


The lift truck industry remains exceptionally strong in North American markets. Factory orders for new trucks continue at very high levels, and the resulting original equipment manufacturer (OEM) backlogs suggest that demand for attachments, forks and tires will remain high into next year. European OEM shipments continue to improve and the Company continues to experience improved performance in this important market.

Recent Asian and Eastern European economic disruptions are a concern, but the Company's exposure in these markets is limited. Management continues to believe that long-term prospects in these markets are for significant growth, and the Company intends to continue to be in position to serve them.

Cost of sales during the second quarter of 1998 and 1997 was $73,085,000 and $62,445,000, respectively. For the second quarter of 1998 and 1997, cost of sales as a percentage of net sales was 69.5% and 69.1%. For the year to date through July 31, 1998 and 1997, cost of sales as a percentage of net sales was 69.1% and 68.9%. During the first and second quarters of 1998 the Company has
implemented selected price increases.   The Company continues to concentrate on
manufacturing cost reduction and improving manufacturing methods and processes. These steps have lowered cost of sales as a percentage of net sales. Nevertheless, these gains have been offset by changes in product mix related to stronger OEM sales.

Depreciation and amortization expense increased to $5,235,000, 5.0% of net sales during the second quarter of 1998 from $4,870,000, and 5.4% of net sales for the prior year period. For the six months through July 31, 1998 depreciation and amortization expense was $10,640,000, 5.0% of sales compared with $10,025,000, and 5.7% of sales for the prior year period. Amortization of the goodwill from the purchase of Kenhar Corporation did not commence until April 1997. As a result, the 1997 year to date depreciation and amortization expense is lower than the 1998 amount.

The Company's selling and administrative expenses for the second quarter of 1998 were $17,535,000, 16.7% of net sales versus $15,300,000, 16.9% of net sales during the year earlier period. Year to date selling and administrative expense was $35,135,000, 16.6% compared with $30,710,000, 17.5% for 1997. The 1998 results reflect the implementation of strict cost controls imposed to reduce selling and administrative expenses as a percentage of revenues.

Second quarter 1998 interest expense of $2,625,000 was lower than the $2,960,000 recorded in the 1997 period as a result of refinancing existing debt at more favorable interest rates. For the six months ended July 31, 1998 interest expense of $5,185,000 is higher than the $4,475,000 interest expense recorded through July 31, 1997 because the acquisition debt was not outstanding during the entire 1997 period.

Other income and expense for the second quarter of 1998 of $1,270,000 includes currency translation gains recorded as a result of the strengthening US dollar. The year to date other income and expense account of $3,290,000 includes a pre-tax gain of $2,505,000 from the sale of an undeveloped parcel of land recorded in the first quarter.

The effective tax rate for the quarter was 32% compared with 33.8% for the second quarter of 1997. For the six months ended July 31, 1998 and 1997 the effective tax rates were 32.4% and 33.8%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended July 31, 1998, the Company generated $4,426,000 in cash from operating activities compared with $4,386,000 for 1997. Cash and cash equivalents at the end of the second quarter of 1998 totaled $15,748,000.

The Company's total long and short-term debt to equity ratio was 1.51 to 1.00 and working capital was $88,039,000 at July 31, 1998. As of July 31, 1998, the Company had revolving loan commitments with commercial banks totaling $131,868,000 of which $47,013,000 was unused. The Company believes its available cash and credit facilities are more than sufficient to meet its short-term requirements.

For the six months ended July 31, 1998, capital expenditures totaled $8,395,000 compared with $11,125,000 purchased during the corresponding 1997 period. Capital expenditures for new facilities, machinery, equipment and tooling over the preceding five years totaled approximately $78,031,000. Planned capital expenditures for 1998 are estimated at $16,336,000 and include $5,815,000 for implementation of an enterprise-wide software system to link all of the Company's core business systems. Implementation will be phased-in throughout the operating units with final completion scheduled for fiscal 2000. The Company plans to use cash generated from operations and existing credit facilities to fund 1998 capital expenditures.

During the second quarter and for the six months ended July 31, 1998, the U.S. dollar strengthened significantly against most major currencies included in the Company's financial consolidations. As a result, the cumulative translation adjustment in the consolidated balance sheet has decreased $7,124,000 ($.54 per share) for the quarter and $5,481,000 ($.41 per share) for the six months ended July 31, 1998.


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

Based on its own assessment, the Company determined that it would need to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

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

The Company has initiated the implementation of an enterprise-wide resource planning (ERP) software system to link all of its core business systems throughout the Company. This implementation was the result of normal business migration to improved and expanded software systems to increase the Company's ability to improve its operational efficiency, reduce costs and enhance overall quality. As part of this implementation, the Company will also replace those software systems that will encounter the Year 2000 Issue. The Company plans to complete the ERP project in the year 2000 and will complete those portions of the project that will address the Year 2000 Issue in 1999. The total cost of the ERP project is estimated at $10,000,000 and is being funded through leases and operating cash flows.

Actual project costs incurred through the end of the second quarter of 1998 total approximately $3,597,000.

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