Form 10-Q
period 1998-10-31
CASCADE CORP
filed 1998-12-11
CIK 18061

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------


                                    FORM 10-Q


                   (X) QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 31, 1998


                  ( ) TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Transition Period From _______ to _________

                         Commission file number 1-12557
                         ------------------------------


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

The number of shares outstanding of the registrant's common stock as of October 31, 1998 was 11,587,990.

--------------------------------------------------------------------------------

                 CASCADE CORPORATION AND SUBSIDIARY COMPANIES
                                   PART 1
                          CONSOLIDATED BALANCE SHEET
                       (in thousands, except share data)

                                                                      October 31     January 31
                                                                         1998           1998
                                                                     ------------   ------------
                                                                     (unaudited)
Assets

Current assets:
 Cash and cash equivalents                                          $     17,655   $     12,966
 Accounts receivable, less allowance
       for doubtful accounts of $652 and $743                             72,723         62,271
 Inventories, at average cost
       which is lower than market:
       Finished goods and components                                      46,719         42,280
       Goods in process                                                    2,135          3,965
       Raw materials                                                      16,407         12,035
                                                                     ------------   ------------
                                                                          65,261         58,280

 Deferred income taxes                                                        52          1,165
 Prepaid expenses                                                          7,165          6,011
                                                                     ------------   ------------
         Total current assets                                            162,856        140,693

Property, plant and equipment, at cost less
       accumulated depreciation                                          103,817        101,147
Deferred income taxes                                                      4,078          4,044
Goodwill                                                                  87,146         94,982
Other assets                                                              10,170          8,726
                                                                     ------------   ------------
         Total assets                                               $    368,067   $    349,592
                                                                     ============   ============

Liabilities and Shareholders' Equity

Current liabilities:
 Notes payable to banks                                             $     22,243   $     13,193
 Current portion of long-term debt                                         2,306          2,501
 Accounts payable                                                         29,145         23,604
 Accrued payroll and payroll taxes                                         6,629          7,331
 Other accrued expenses                                                   13,259         13,001
                                                                     ------------   ------------
         Total current liabilities                                        73,582         59,630

Long-term debt                                                           145,683        144,785
Accrued environmental expenditures                                         8,316         10,316
Other liabilities                                                          4,287          3,720
                                                                     ------------   ------------
         Total liabilities                                               231,868        218,451
                                                                     ============   ============

Mandatorily redeemable convertible preferred stock, no par
  value, 305,000 and 330,000 shares issued and outstanding                 4,575          4,950
Minority interest                                                         15,640         15,640

Shareholders' equity:
Common stock, $.50 par value, authorized
   20,000,000 shares; 11,715,488 and 11,988,208 outstanding                5,858          5,994
Additional paid-in capital                                                    54          3,711
Retained earnings                                                        123,469        109,091
Cumulative foreign currency
   translation adjustments                                               (13,168)        (8,016)
Treasury stock, at cost
   (127,498 shares)                                                         (229)          (229)
                                                                     ------------   ------------
         Total shareholders' equity                                      115,984        110,551

         Total liabilities and                                       ------------   ------------
         shareholders' equity                                       $    368,067   $    349,592
                                                                     ============   ============




  The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF INCOME

(unaudited - in thousands, except per share and average share figures)

                                                          Three months ended                       Nine months ended
                                                              October 31                               October 31
                                                   ---------------------------------       ---------------------------------
                                                        1998                1997                1998                1997
                                                   -------------       -------------       -------------       -------------
Net sales                                         $     105,660       $      97,525       $     317,945       $     272,590
                                                   -------------       -------------       -------------       -------------
Costs and expenses:
     Cost of goods sold, excluding depreciation          72,340              68,295             219,060             188,980
     Depreciation and amortization                        5,450               5,715              16,090              15,740
     Selling and administrative expenses                 16,835              16,415              51,970              47,125
     Environmental insurance settlement, net                  -              (4,920)                  -             (14,170)
                                                   -------------       -------------       -------------       -------------
                                                         94,625              85,505             287,120             237,675
                                                   -------------       -------------       -------------       -------------

Operating income                                         11,035              12,020              30,825              34,915

     Interest expense                                     3,050               2,650               8,235               7,125
     Interest income                                       (240)               (330)               (555)               (580)
     Other expense (income), net                           (760)               (170)             (4,050)               (550)
                                                   -------------       -------------       -------------       -------------

Income before taxes                                       8,985               9,870              27,195              28,920
Income taxes                                              2,960               3,390               8,865               9,835
                                                   -------------       -------------       -------------       -------------

Net income                                        $       6,025       $       6,480       $      18,330       $      19,085
                                                   =============       =============       =============       =============

Basic earnings per share                          $        0.50       $        0.54       $        1.52       $        1.58
                                                   =============       =============       =============       =============

Diluted earnings per share                        $        0.46       $        0.49       $        1.39       $        1.46
                                                   =============       =============       =============       =============

Diluted weighted average shares outstanding          13,103,833          13,261,704          13,212,987          13,089,873
                                                   =============       =============       =============       =============


       The accompanying notes to consolidated financial statements are an integral part of this statement.

                  CASCADE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (unaudited - in thousands)

                                                                   Nine months ended
                                                                       October 31
                                                                -----------------------
                                                                   1998         1997
                                                                ----------   ----------
Cash flows from operating activities:
 Net income                                                    $   18,330   $   19,085
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                  16,090       15,740
    Deferred income taxes                                           1,353       (2,933)
    Gain on disposal of property                                   (3,125)           -
Changes in operating assets and liabilities:
    Accounts receivable                                           (10,452)      (5,781)
    Inventories                                                    (6,981)      (4,315)
    Insurance settlement receivable                                     -      (13,067)
    Prepaid expenses                                               (1,154)         321
    Accounts payable and accrued expenses                           5,097       (2,392)
    Accrued environmental expenditures                             (2,000)       6,187
    Other liabilities                                                 567       (1,627)
                                                                ----------   ----------

       Net cash provided by operating activities                   17,725       11,218
                                                                ----------   ----------

Cash flows from investing activities:
 Acquisition of property, plant and equipment                     (13,886)     (13,302)
 Business acquisitions                                                  -      (70,741)
 Other assets                                                       1,997          102
 Proceeds from sale of property                                     3,480            -
                                                                ----------   ----------

       Net cash used in investing activities                       (8,409)     (83,941)
                                                                ----------   ----------

Cash flows from financing activities:
 Payments on long-term debt                                          (115)      (6,724)
 Notes payable to banks                                             9,050       79,544
 Repurchase of manditorily redeemable convertible
   preferred stock                                                   (375)           -
 Repurchase of common stock                                        (4,064)      (1,035)
 Issuance of common stock                                             271            -
 Cash dividends                                                    (3,952)      (4,230)
                                                                ----------   ----------

       Net cash provided by financing activities                      815       67,555
                                                                ----------   ----------

Effect of exchange rate changes                                    (5,442)       1,609
                                                                ----------   ----------

Increase in cash and cash equivalents                               4,689       (3,559)

Cash and cash equivalents at
 beginning of year                                                 12,966       15,642
                                                                ----------   ----------

Cash and cash equivalents at end of period                     $   17,655   $   12,083
                                                                ==========   ==========

Supplemental disclosure of cash flow information:
       Cash paid during the period for:
                  Interest                                     $    5,246   $    5,685
                  Income taxes                                 $   10,755   $    7,724
       Exchangeable preferred stock issued for
            acquisition                                        $        -   $   15,640


       The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                        Nine months
                                                                           ended             Fiscal
                                                                         October 31        Year ended
                                                                           1998            January 31
COMMON STOCK                                                            (unaudited)           1998
                                                                        ------------      ------------
   Beginning balance                                                     $    5,994        $    6,024
   Common stock issued                                                            9                 -
   Common stock repurchased                                                    (145)              (30)
                                                                        ------------      ------------
                                                                              5,858             5,994
                                                                        ------------      ------------

ADDITIONAL PAID-IN CAPITAL
   Beginning balance                                                          3,711                 -
   Treasury shares issued for acquisition                                         -             3,711
   Common stock issued                                                          262                 -
   Common stock repurchased                                                  (3,919)                -
                                                                        ------------      ------------
                                                                                 54             3,711
                                                                        ------------      ------------

RETAINED EARNINGS
   Beginning balance                                                        109,091            94,561
   Net income                                                                18,330            21,040
   Cash dividend                                                             (3,952)           (5,505)
   Common stock repurchased                                                       -            (1,005)
                                                                        ------------      ------------
                                                                            123,469           109,091
                                                                        ------------      ------------

CUMULATIVE FOREIGN CURRENCY ADJUSTMENTS
   Beginning balance                                                         (8,016)           (1,142)
   Translation adjustments                                                   (5,152)           (6,874)
                                                                        ------------      ------------
                                                                            (13,168)           (8,016)
                                                                        ------------      ------------

TREASURY STOCK
   Beginning balance                                                           (229)             (686)
   Treasury shares issued for acquisitions                                        -               457
                                                                        ------------      ------------
                                                                               (229)             (229)
                                                                        ------------      ------------

TOTAL SHAREHOLDERS' EQUITY                                               $  115,984        $  110,551
                                                                        ============      ============


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

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      (unaudited)


NOTE 1 - COMPREHENSIVE INCOME

              In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income". The Company has adopted the standard as of February 1, 1998. Total comprehensive income consists of the following:

                                              For the quarter ended           For the nine months ended
                                            October 31     October 31        October 31      October 31
                                               1998           1997              1998            1997
                                            ----------     ----------        ----------      ----------
              Net income                     $  6,025       $  6,480          $ 18,330        $ 19,085
              Foreign currency
                 translation, net of tax          329            471            (5,152)         (3,069)
                                            ----------     ----------        ----------      ----------
              Total comprehensive income     $  6,354       $  6,951          $ 13,178        $ 16,016
                                            ==========     ==========        ==========      ==========

              Cumulative foreign currency translation adjustments represent the Company's only other comprehensive income item. The translation adjustment consists of unrealized gains/losses in accordance with SFAS No. 52, "Foreign Currency Translation".

NOTE 2 - ADOPTION OF FINANCIAL ACCOUNTING STANDARDS NUMBER 133

The Company adopted Statement of Financial Accounting Standards No. 133 (FAS
133), Accounting for Derivative Instruments and Hedging Activities, on August 1, 1998. The adoption resulted in no material adjustments to the Company's financial statements.


NOTE 3 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has operations and sells products to dealers and original equipment manufacturers throughout the world. Approximately 40 percent of the Company's revenues are generated from international customers. The Company's activities expose it to a variety of market risks, including the effects of changes in foreign-currency exchange rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk-management program. The Company's risk-management program focuses on the unpredictability of financial markets and seeks to reduce the effects that the volatility of these markets may have on its operating results.

The Company maintains a foreign-currency risk-management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings caused by volatility in currency exchange rates. Various amounts of the Company's payables, receivables and subsidiary royalties are denominated in foreign currencies, thereby creating exposures to changes in exchange rates.

The Company purchases foreign-currency forward-exchange contracts, with contract terms normally lasting less than one year, to protect against the adverse effects that exchange-rate fluctuations may have on foreign-currency-denominated trade receivables and trade payables. These derivatives do not qualify for hedge accounting, in accordance with FAS 133, because they relate to existing assets or liabilities denominated in a foreign currency. The gains and losses on both the derivatives and the foreign-currency-denominated trade receivables and payables are recorded as transaction adjustments in current earnings thereby minimizing the effect on current earnings of exchange-rate fluctuations.

By using derivative financial instruments to hedge exposures to changes in exchange rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not posses repayment risk. The Company minimizes the credit (or repayment) risk in derivative instruments by 1) entering into transactions with counterparties whose credit ratings are A/A or higher, 2) monitoring the amount of exposure to each counterparty and 3) monitoring the financial condition of its counterparties.

Market risk is the adverse effect on the value of a foreign-exchange contract that results from a change in the underlying exchange rates. The market risk associated with foreign-exchange contracts is managed by the establishment and monitoring of parameters that limit the types and degree of market risk that may be undertaken.


NOTE 4 - SUBSEQUENT EVENT

In November 1998 the Company agreed to sell the mast product line to a newly formed company owned by William J. Harrison, Executive Vice President and Director of Cascade. The sale will include all assets of the mast product line including the factory in Westminster, South Carolina. The Company will finalize the calculation of the gain when the sale is completed in early 1999. The sale should not have a significant impact on the Company's future earnings and cash flows.

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


ITEM 5.   OTHER INFORMATION

                    None


ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K

          (A) EXHIBITS
               11.    Computation of Earnings Per Share

          (B) REPORTS ON FORM 8-K
               Cascade Corporation filed no reports on Form 8-K during the quarter ended October 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended October 31, 1998 totaled $105,660,000, an increase of 8.3% compared to sales of $97,525,000 recorded in the third quarter of 1997. Net income for the third quarter of 1998 was $6,025,000 ($.46 per share) or 86.2% higher than operating net income of $3,235,000 ($.24 per share) for the corresponding 1997 period. Reported net income for the prior year quarter was $6,480,000 ($.49 per share) which included $3,245,000 ($.25 per share) for an insurance settlement related to environmental expenses. Expressed as a return on sales, net income for the third three-month period of 1998 was 5.7% compared to 3.3% for the corresponding 1997 quarter.

Consolidated net sales for the first nine months of 1998 totaled $317,945,000, an increase of 16.6% compared to sales of $272,590,000 recorded in the first three quarters of 1997. Net income for the first nine months of 1998 before a previously announced land sale gain was $16,702,000 ($1.26 per share), 71.6% above 1997 net income before the insurance settlements of $9,735,000 ($.74 per share). Year to date net income including these items was $18,330,000 ($1.39 per share), compared to $19,085,000 ($1.46 per share) in 1997.

Industry figures remain strong in North America and Europe, and reports from Asian markets are encouraging. Bookings for new orders from lift truck manufacturers have rebounded from August and September levels. The Company believes Asian markets offer some reason for encouragement with indications that economic conditions are stabilizing in Japan and Korea.

The Company has agreed to sell its mast product line. Cascade has produced a complete line of masts for many years, and the business has steadily improved over that time. However with the need for significant reinvestment in the mast product line to maintain a competitive offering, and given other opportunities which management believes will generate higher returns on investment, the Company decided to sell this business unit to its managers. William J. Harrison, Executive Vice President and a Director, has formed a new company to purchase the Company's mast assets, including the plant in Westminster, South Carolina and smaller operations in Canada and Europe. The Company expects to recognize a gain on the sale when it completes this divestiture in January 1999. The sale should not materially impact the Company's future earnings and cash flows.

Cost of sales during the third quarter of 1998 and 1997 was $72,340,000 and $68,295,000, respectively. For the third quarter of 1998 and 1997, cost of sales as a percentage of net sales was 68.5% and 70.0%. For the year to date through October 31, 1998 and 1997, cost of sales as a percentage of net sales was 68.9% and 69.3%. During

1998, the Company implemented selected price increases and has continued to lower product costs by improving manufacturing methods and processes.

Depreciation and amortization expense decreased to $5,450,000, 5.2% of net sales during the third quarter of 1998 from $5,715,000, 5.9% of net sales for the prior year period. For the nine months through October 31, 1998 depreciation and amortization expense was $16,090,000, 5.1% of sales compared with $15,740,000, 5.8% of sales for the prior year period. Amortization of the goodwill from the purchase of Kenhar Corporation did not commence until April 1997. As a result, the 1997 year to date depreciation and amortization expense is lower than the 1998 amount.

The Company's selling and administrative expenses for the third quarter of 1998 were $16,835,000, 15.9% of net sales versus $16,415,000, 16.8% of net sales during the year earlier period. Year to date selling and administrative expenses were $51,970,000, 16.3% compared with $47,125,000, 17.3% for 1997. The 1998 results reflect the implementation of strict cost controls imposed to reduce selling and administrative expenses as a percentage of revenues.

Third quarter 1998 interest expense of $3,050,000 was higher than the $2,650,000 recorded in the 1997 period. For the nine months ended October 31, 1998 interest expense of $8,235,000 was higher than the $7,125,000 interest expense recorded through October 31, 1997 due to additional borrowings during 1998 and because acquisition related debt was not outstanding during the entire 1997 period.

Other income for the third quarter of 1998 of $760,000 includes the gain from the sale of a formerly closed manufacturing facility. The year to date other income and expense account of $4,050,000 also includes a pre-tax gain of $2,505,000 from the sale of an undeveloped parcel of land recorded in the first quarter.

The effective tax rate for the quarter was 32.9% compared with 34.3% for the third quarter of 1997. For the nine months ended October 31, 1998 and 1997 the effective tax rates were 32.6% and 34.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended October 31, 1998, the Company generated $17,725,000 in cash from operating activities compared with $11,218,000 for 1997. Cash and cash equivalents at the end of the third quarter of 1998 totaled $17,655,000.

The Company's total long and short-term debt to equity ratio was 1.47 to 1.00 and working capital was $89,274,000 at October 31, 1998. As of October 31, 1998, the Company had revolving loan commitments with commercial banks totaling $122,497,000 of which $40,254,000 was unused. The Company believes its available cash and credit facilities are more than sufficient to meet its short-term requirements.

For the nine months ended October 31, 1998, capital expenditures totaled $13,886,000 compared with $13,302,000 purchased during the corresponding 1997 period. Capital expenditures for new facilities, machinery, equipment and tooling over the preceding five years totaled approximately $82,100,000. Planned capital expenditures for 1998 are estimated at $16,336,000 and include $5,815,000 for implementation of an enterprise-wide software system to link all of the Company's core business systems. Implementation will be phased-in throughout the operating units with final completion scheduled for fiscal 2000. The Company plans to use cash generated from operations and existing credit facilities to fund 1998 capital expenditures.

At its August meeting, the Board authorized the repurchase of up to 500,000 Cascade common shares from time to time in the open market. Through the end of November, 224,400 shares have been repurchased at an average price of $13.31.

During the third quarter, the U.S. dollar weakened against the major currencies included in the Company's financial consolidations. As a result, the cumulative translation adjustment in the consolidated balance sheet increased shareholder's equity by $329,000 ($.03 per share) for the quarter. For the nine months ended October 31, 1998 the cumulative translation adjustment decreased shareholder's equity by $5,152,000 ($.39 per share).


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

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. This program is ongoing and the Company will continue to monitor responses received to determine if Year 2000 issues exist with these third parties. Contingency plans include finding alternative suppliers where practical. For those suppliers that are not easily replaced, the Company will maintain adequate supplies to help counteract short-term supply interruptions. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The Company has initiated the implementation of an enterprise-wide resource planning (ERP) software system to link all of its core business systems throughout the Company. This implementation was the result of normal business migration to improved and expanded software systems to increase the Company's ability to improve its operational efficiency, reduce costs and enhance overall quality. As part of this implementation, the Company will also replace those software systems that will encounter the Year 2000 Issue. The Company plans to complete the ERP project in the year 2000 and plans to complete those portions of the project that will address the Year 2000 Issue in the first quarter of 1999. The scope of the ERP project has been expanded to include the fully defined Year 2000 solutions. The total remaining cost for the optional implementation of the ERP and Year 2000 project is estimated at $10,000,000 and is being funded through leases and operating cash flows.

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

In addition to computers and related systems, non-financial systems such as manufacturing equipment, telephone switches and other devices may be affected by the Year 2000 Issue. The Company has begun to modify, upgrade and replace those devices it has identified as adversely affected and expects to complete this process during the first quarter of 1999. Based on its current assessments, the Company estimates the total cost of completing any modifications, upgrades and replacements will not be material.


THE EUROPEAN UNION'S SINGLE CURRENCY

On January 1, 1999, 11 of the 15 member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. The euro will then trade on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the euro conversion are addressing the systems and business issues raised by the euro currency conversion. These issues include, among others (1) the need to adapt computer and other business systems equipment to accommodate euro-denominated transactions; and (2) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis particularly once the euro currency is issued in 2002. The Company anticipates that the euro conversion will not have a material adverse impact on its financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

Forward-looking statements throughout this report are based upon assumptions involving a number of risks and uncertainties. Factors which could cause actual results to differ materially from these forward-looking statements include, but are not limited to competitive factors in, and the cyclical nature of, the lift truck industry; fluctuations in lift truck orders or deliveries, availability and cost of raw materials; general business and economic conditions in North America, Europe and Asia; foreign currency fluctuations; and the effectiveness of the Company's cost reduction initiatives.

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


                                                    CASCADE CORPORATION




                12-8-98                            /s/ Kurt G. Wollenberg
           ------------------                 ---------------------------------
                 Date                                Kurt G. Wollenberg,
                                                  Vice President - Finance