Form 10-K
period 1999-01-31
CASCADE CORP
filed 1999-04-30
CIK 18061

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-K

         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ____ TO ____
                               -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. / /

The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 1999 was $127,591,210.

The number of shares outstanding of the registrant's common stock as of March 31, 1999 was 11,534,190.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the 1998 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV. Portions of the definitive Proxy Statement dated April 14, 1999 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 13, 1999 are incorporated by reference into Parts I and III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
       ITEM 1.  BUSINESS                                                       1
                   GENERAL                                                     1
                   ATTACHMENT PRODUCTS                                         1
                   FORK PRODUCTS                                               2
                   INDUSTRIAL TIRES                                            4
                   OTHER                                                       5
       ITEM 2.  PROPERTIES                                                     6
       ITEM 3.  LEGAL PROCEEDINGS                                              6
       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                   OF SECURITY HOLDERS                                         6

PART II
       ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS                                 7
       ITEM 6.  SELECTED FINANCIAL DATA                                        7
       ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                         7
       ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   11
       ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE                     11

PART III
       ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT            11
       ITEM 11. EXECUTIVE COMPENSATION                                        12
       ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT                                             12
       ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                12

PART IV
       ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                   REPORTS ON FORM 8-K                                        12

SIGNATURES                                                                    14





NOTE: All references to the fiscal year (i.e. Fiscal 1996, 1997 and 1998) refer to the period ended January 31 of the year subsequent to the fiscal year (i.e. January 31, 1997, January 31, 1998, and January 31, 1999).

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

      Following these acquisitions, the Company organized itself into three basic divisions: Attachment Products, Fork Products, and Industrial Tires, however all divisions operate under and serve the lift truck industry segment. A description of each group follows:

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

      Since the Attachment Products division deals with lift truck manufacturers and their dealers, a substantial portion of its sales are concentrated in a few major customers, none of which account for more than 10% of the division's total sales.

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

      During the last five years, sales of attachments accounted for 76% to 54% of the Company's consolidated sales, and hydraulic cylinders accounted for approximately 17% to 8%. The lower percentages are for recent years and reflect the addition of Fork Products and Industrial Tires to the Company's product line. Replacement parts for these products and other sales accounted for an additional 11% to 5% of total sales. North American sales ranged from 55% to 60% of division sales, while European sales ranged from 31% to 32%.

      The backlog for this division was approximately $19,196,000 at January 31, 1999. Of this order backlog, approximately 85% was due within 60 days and substantially all within six months.

      The Attachment Products division maintains an extensive research and development effort aimed at increasing the efficiency, durability and capacity range of its product line. The Company does not believe patents are important to the division's business. The division's products are manufactured with the Cascade name and symbol, for which the Company has secured trademark protection.

FORK PRODUCTS       In March 1997, the Company established the Fork Products
division with the purchase of Kenhar Corporation (see note 10 to the 1998 Annual Report to Shareholders). Forks are certified lifting devices and subject to strict design, construction and safety requirements established by industry associations and the International Standards Association. The Fork Products division continues to market under the Kenhar brand name. Kenhar forks are carefully designed and engineered products requiring specially formulated steel, a manufacturing process which strengthens the "heel", certified welding of the brackets which hold them to the carriage and heat treatment of the finished product.

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

      As with other divisions of the Company, the division's sales are primarily related to the lift truck industry. A substantial portion of its sales are concentrated in a few major customers. During 1998, the division's largest customer accounted for 12.4% of its sales, while sales to its next largest customer were 2.6% of its sales.

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

      Headquarters of this division are located in Guelph, Ontario, Canada. North American manufacturing activities are conducted in plants in Guelph, Canada and Findlay, Ohio. Overseas manufacturing sites include Manchester, United Kingdom; La Machine, France; Brescia, Italy; Hebei, China; and Inchon, South Korea.

      This division's products are primarily sold to OEMs and also to lift truck dealers. Products are marketed extensively throughout North America and Europe. In addition, the division is continuing to increase marketing activities and market share in Asia, Australia and New Zealand.

      As previously mentioned, this division was purchased in March 1997. Accordingly, the Company's consolidated net sales includes sales from the Fork Products division for the year ended January 31, 1999 and the eleven months ended January 31, 1998. During these periods this division accounted for 21% of total Company sales. During these same periods, North American sales ranged from 69% to 67% of division sales, while European sales ranged from 29% to 28%.

      The backlog for this division was approximately $8,966,000 at January 31, 1999. Of this order backlog, approximately 87% was due within 60 days and substantially all within six months.

      Patents have been a relatively unimportant factor in the development of the division's business.

INDUSTRIAL TIRES
      In January 1997 the Company purchased Industrial Tires Limited and created the Industrial Tire division (see note 10 to the consolidated financial statements of the 1998 Annual Report to Shareholders). The Industrial Tire division continues to market products under the ITL brand name. This division designs, manufactures, sells and services non-pneumatic or solid tires. Solid tires are used extensively on lift trucks and other industrial mobile equipment such as airport ground support equipment, aerial platform equipment and large loader and skid steer machinery.

      Subsequent to year end the Company announced its intention to sell the Industrial Tire division to Maine Rubber Company. The agreement calls for Maine Rubber Company to purchase all operating assets and assume certain liabilities of the Industrial Tire division as well as the Fork Products division's baseband manufacturing operations. Closing of the transaction, valued between $38,000,000 and $40,000,000, was completed on April 29, 1999.

      The Industrial Tire division is one of the leading North American suppliers of solid tires to the lift truck industry. In addition, the Industrial Tire division has made significant progress in expanding into the much broader market of high-load, high-hazard, and low-speed applications such as aerial platform equipment, airport ground support equipment and off-the-road applications such as waste management and underground mining. Products are sold primarily to the aftermarket through independent distributors, equipment dealers and tire dealers. The Industrial Tire division also sells a significant amount of its volume to OEMs for installation on new equipment. The Industrial Tire division recently expanded its sales and marketing outside of North America.

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

      The Industrial Tire division purchases materials necessary to produce its products. The principal products purchased are rubber compounds and precision manufactured steel wheels ("basebands"). During 1997, the division experienced an interruption in the supply of compounded rubber from its largest supplier. However, with only a slight effect on operations, the division was able to quickly identify an alternative supplier at comparable costs. Basebands are currently purchased from the Fork Products segment. As with compounded rubber products, management believes alternative suppliers of basebands are available. The Industrial Tire division is not experiencing any shortages in obtaining basebands. Nevertheless, difficulties in obtaining any of these products could affect the division's operating results.

      The division's headquarters, manufacturing plant and retail center are located in Mississauga, Ontario, Canada. Contract manufacturing is conducted in factories in Mexico and China. In addition to independent distributors, the division has nine distribution and warehousing centers located throughout North America.

      As with other divisions of the Company, the division's sales are primarily related to the lift truck industry. A substantial portion of its sales are concentrated in a few major customers. During 1998, the division's largest customer accounted for 20.2% of its sales, while sales to its next largest customer were 12.2% of its sales.

      For the years ended January 31, 1999 and 1998, this division accounted for 9.5% to 9.6% of total Company sales. Substantially all sales were in North America.

      The backlog for this division was approximately $297,000 at January 31, 1999. Substantially all of this order backlog was due within 60 days.

      Patents have been a relatively unimportant factor in the development of the division's business.

OTHER
RESEARCH AND DEVELOPMENT
      Most of the Company's research and development activities are performed in a 28,000-square-foot product development center in Portland, Oregon. The engineering staff develops and designs almost all of the products sold by the Company. This staff numbers approximately 79 engineers and is continually involved in developing new products and applications in the materials handling field and improving existing lines. Consolidated research and development expenses in the fiscal years ended January 31, 1999, 1998 and 1997 were approximately $4,500,000, $5,500,000 and $4,900,000, respectively.

ENVIRONMENTAL QUALITY
      From time to time the Company is the subject of investigations, conferences, discussions, and negotiations with various federal, state, local and foreign agencies with respect to cleanup of hazardous waste and compliance with environmental laws and regulations. The balance of the response to this section of Item 1 is incorporated by reference to Note 12 of the Notes to the Consolidated Financial Statements in the 1998 Annual Report to Shareholders and the information contained in "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

EMPLOYEES
      At January 31, 1999 the Company had 2,174 full-time employees throughout the world. The majority of these employees are not subject to collective bargaining agreements. The Company believes relations with its employees are excellent.

FOREIGN OPERATIONS
      The Company has substantial operations outside the United States. There are additional business risks attendant to the Company's foreign operation such as the risk that the relative value of the underlying local currencies may weaken when compared to the U.S. dollar. For further information about foreign operations, please see Note 14 of the 1998 Annual Report to Shareholders.

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

ITEM 2. PROPERTIES

      The Company owns and leases various types of properties located throughout North America, Europe, Australia, South Africa, China, Korea and Japan. Of the above mentioned properties, the following are considered principal facilities:

      The Company's principal executive offices are located at 2201 N.E. 201st Ave., Fairview, Oregon 97024. The Company operates sales offices, manufacturing or warehouse facilities in 16 countries. Its major manufacturing facilities in the United States are located in Springfield and Findlay, Ohio; Warner Robins, Georgia; Beulaville, North Carolina and Portland, Oregon. Major manufacturing facilities located outside the United States include Almere and Hoorn, The Netherlands; La Machine, France; Manchester and Newcastle, United Kingdom; Vaggeryd, Sweden; Toronto, Mississauga and Guelph, Ontario, Canada; Brisbane and Melbourne, Australia; Inchon, Korea; Xiamen and Hebei, China; and Brescia, Italy. Sales offices and warehouse facilities are located in Japan, South Africa, New Zealand, Australia, Sweden, Italy, United Kingdom, France, Germany, Spain, The Netherlands, China, Canada and the United States. (See Item 1 Business for more information regarding the location of the principal facilities for each industry segment.) The Company owns 14 facilities that include major manufacturing facilities and certain sales and warehouse buildings, four of which are located in the United States and 10 of which are located in other countries. The Company leases 33 facilities, 13 of which are located in the United States and 20 of which are located in other countries.

      The Company generally considers the productive capacity of the plants operated by each of its industry segments adequate and suitable for the requirements of each such segments.

      Several subsidiary companies are parties to various leases of office and computer equipment, storage space and automobiles which are of minor consequence.

ITEM 3. LEGAL PROCEEDINGS

      Neither the Company nor any of its subsidiaries are involved in any material pending legal proceedings other than litigation related to environmental matters discussed at page 15 of the 1998 Annual Report to Shareholders or matters in the regular course of business. The Company and its subsidiaries are adequately insured against product liability, personal injury and property damage claims which may occasionally arise.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of January 31, 1999, there were 369 holders of the Company's common stock including blocks of shares held by various depositories. It is the Company's belief that when the shares held by the depositories are attributed to the beneficial owners, the total exceeds 2,500. The remainder of the response to this Item is incorporated by reference to page 21 of the 1998 Annual Report to Shareholders.

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

ITEM 6. SELECTED FINANCIAL DATA

      Pages 1 and 6 through 18 of the 1998 Annual Report to Shareholders is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET REVENUES

Consolidated net sales for 1998 totaled $407,930,000, a 10.3% increase from 1997 sales of $369,865,000. In 1997, consolidated net sales were 69.3% higher then 1996 due to acquisitions made in the fourth quarter of 1996 and the first quarter of 1997 as well as strong industry conditions.

Attachment Products sales in North America were 9.1% higher than in 1997 after eliminating the effects of the sale of the mast business unit as discussed below. Industry booking figures leveled off from their steady climb of the past three years, but were still at near record levels. After a brief decline in the third quarter of the year, shipments and new orders for lift trucks from manufacturers inched back up at year end. Industry forecasts generally call for activity in calendar 1999 to be about the same as 1998. Compared to fiscal 1996, fiscal 1997 Attachment Products sales in North America increased by 10.6%. Attachment Product sales in Europe grew 24.0% from the previous year after eliminating the effect of certain OEM mast business which has been discontinued. European industry statistics dropped sharply in September and October, but showed signs of strengthening at the end of the year. Forecasts call for a flat to slightly lower year in lift truck shipments in Europe for the coming year. Our Asian subsidiaries have dealt well with the difficult economic conditions in that region of the world. They have held market share and our South Korean operation posted a slight profit.

Fork Products sales in North America increased 9.3% in 1998 compared to 1997 and European busi-ness increased by 6.7% as well. The addition of Kenhar forks to our product line in 1997 has been successful, and further gains are planned this year as marketing, pricing and operational strategies take full effect. The addition of the Fork Products group in 1997 resulted in adding $79,745,000 to consolidated net sales in 1997 and $88,302,000 in 1998.

Industrial Tire sales increased by 9.3% in 1998 from 1997. The product group was acquired at the end of fiscal 1996. Industrial Tire sales added $35,380,000 to consolidated net sales in 1997 and $38,660,000 in 1998.

At the end of 1998, the Company divested its mast operation by selling it to former members of management, who have formed a new company, Lift Technologies, Inc. The Company determined that the risk from customer concentration along with potential future returns would not justify the necessary new investment that would be required to modernize the design of this product line. In fiscal 1998, the mast product line contributed approximately $50,400,000 in net sales. While this divestiture will cause revenues to be reduced in the coming year, due to the low profit margins of this product line and high costs of future product redesign, management does not expect a significant negative impact on future operating results.

Any significant decline in the lift truck market could negatively affect future operating results.

COST OF SALES

As a percentage of sales, cost of sales was 68.9% in 1998, 70.2% in 1997 and 65.5% in 1996. The percentage decreased in 1998 as the result of a combination of selected price increases, cost reduction efforts and additional manufacturing efficiencies generated from higher factory throughput. As noted earlier the Industrial Tire and Fork Products divisions were added in late fiscal 1996 and early 1997, respectively. As these product lines have traditionally been sold to original equipment manufacturers (OEM's), these divisions have higher costs relative to sales then the Attachment Products division. As a result, the 1997 cost of sales percent of sales is significantly higher than the 1996 percent.

DEPRECIATION AND AMORTIZATION

Depreciation and Amortization expense was $21,550,000, $20,280,000 and $10,280,000 in 1998, 1997 and 1996, respectively. As a percentage of sales, depreciation and amortization was 5.3% in 1998, 5.5% in 1997 and 4.7% in 1996. As a result of business acquisitions made in 1997 and 1996 the Company added significant amounts of depreciable assets to its balance sheet and $99,688,000 of goodwill. The goodwill is being amortized over its 20 year estimated useful life.

SELLING AND ADMINISTRATIVE EXPENSES

The absolute dollar amounts of selling and administrate expenses have increased in order to support the growth in net revenues. As a percentage of net sales, selling and administrative expenses continue to decline and were 16.8% in 1998, 17.3% in 1997 and 18.4% in 1996.

ENVIRONMENTAL EXPENSES, NET

Environmental expenses in 1997 include the effect of settlements totaling $23,750,000 with several insurance companies. The net impact of these settlements after adjusting for certain litigation and environmental expenses was a credit to environmental expense of $14,890,000.

NONOPERATING ITEMS

Interest expense was $10,940,000, $9,440,000 and $876,000 in 1998. 1997 and
1996, respectively. In 1997, the Company issued additional debt to fund business acquisitions.

Other Income of $4,755,000 in 1998 included the gain on the sale of two parcels of land.

NET INCOME

Net income for the year ended January 31, 1999 was a record $21,370,000 or $1.63 per share. This compares to $21,040,000 ($1.60 per share) for the year ended January 31, 1998, which included $9,770,000 ($.74 per share) resulting from insurance settlements related to environmental litigation initiated several years ago.

Fiscal 1998's results of 5.2% were a strong improvement over the prior year when net income (before insurance settlements) was 3.0% of sales. In fiscal year 1998 net income included $90,000 from the Company's Australian subsidiary compared to a loss of $2,406,000 in 1997. The changes made are beginning to show results, and with continued focus, management expects additional progress in 1999 towards the goal of a satisfactory return on the Company's investment in Australia.

Attachment operations in China were profitable in 1998 and additional progress is anticipated in 1999. The operation in Hebei, PRC has improved its quality and is beginning to export forks to Korea. These improvements, along with increased volume, should help Hebei achieve its goals in 1999.

Forecasts for 1999 are for a continuation of the level of activity experienced in 1998. Nevertheless, the Company is monitoring industry signs for the potential for lower activity in the year 2000 and later. The Company has worked hard in 1998 to improve margins and reduce the cost of doing business, and will continue to take steps to be as efficient as possible in 1999 and coming years.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended January 31, 1999, capital expenditures totaled $22,357,000, which includes $8,268,000 spent on the company's ERP project, compared to $15,453,000 for 1997 and $16,624,000 for 1996. Planned capital expenditures for 1999 of $19,226,000 include $4,459,000 for implementation of an enterprise-wide software system to link all of the Company's core business systems. The implementation is being phased-in throughout the operating units with final completion scheduled for fiscal 2000.

Dividends for 1998 and 1997 totaled $.40 per share as compared to $.45 per share in 1996. The 1996 dividends included a special $.09 per share year end dividend. In 1997 the Company increased the quarterly dividend from $.09 to $.10 per share. No special year-end dividends were declared in 1998 or 1997.

The Company's financial condition remains strong. The balance sheet shows $11,460,000 in cash and cash equivalents at January 31, 1999. Together with established short-term lines of credit totaling $22,322,000, management believes these resources are more than sufficient to meet planned short-term needs and provide for working capital requirements associated with projected growth. The sale of the mast operation and the future sale of the industrial tire division would further strengthen the company's liquidity position.

Net cash provided by operating activities was $20,702,000 in 1998 compared to $15,701,000 in 1997 and $22,374,000 in 1996. The increase in 1998 was primarily due to a decrease in deferred income
taxes and an increase in accounts payable. The decrease in cash provided by operating activities in 1997 compared to 1996 was due to increases in inventories and deferred taxes and decrease in accounts payable and accrued expenses, partially offset by increases in net income, depreciation and amortization.

The Company's debt to equity ratio improved from 1.45 to 1.00 at January 31, 1998 to 1.33 to 1.00 at January 31, 1999.

The US dollar strengthened when compared to most foreign currencies where the Company has substantial operations. As a result, foreign currency translation adjustments decreased shareholders' equity by $3,184,000 ($.24 per share) in 1998. Translation adjustments resulted in decreases in shareholder's equity of $6,874,000 ($.52 per share) and $2,095,000 ($.18 per share) in 1997 and 1996.

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

Based on its assessment of the Year 2000 Issue, the Company determined that it would need to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made or completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

The Company has identified significant suppliers and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. This program is ongoing and the Company will continue to evaluate responses received to determine if Year 2000 issues exist with these third parties. It is expected that full identification will be completed by June 1, 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, contingency plans include finding alternative suppliers where practical. For those suppliers that are not easily replaced, the Company will maintain adequate supplies to help counteract short-term supply interruptions. The Company has received indications that most of its customers are working on Year 2000 compliance. In the event that any of the Company's significant customers or suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternative suppliers, the Company's business or operations could be adversely affected.

The Company has initiated the implementation of an enterprise-wide resource planning (ERP) software system to link all of its core business systems throughout the Company. This implementation was the result of normal business migration to improved and expanded software systems to increase the Company's ability to improve its operational efficiency, reduce costs and enhance overall quality. As part of this implementation, the Company will also replace those business systems that will encounter the Year 2000 Issue. The Company plans to complete the ERP project in the year 2000 and plans to complete those portions of the project that will address the Year 2000 Issue in the second quarter of 1999. The total cost of the ERP project is estimated to exceed $14,000,000, including

$8,268,000 spent during fiscal 1998, and is being funded through leases and operating cash flows. The Company is currently evaluating data gathered with regard to non-financial software and imbedded chip technology to asses the impact of the Year 2000 on its non-financial systems such as manufacturing equipment, security equipment, etc. Scheduled completion of the data gathering and evaluation of the Year 2000 impact is June 1, 1999. The Company does not, at this time, have sufficient data to estimate the cost of achieving Year 2000 compliance for its non-financial systems, however, based on information received to date, the costs are not expected to be material. Since the Company is in the information gathering stage, the Company expects to have a contingency plan in place for its internal non-financial software and imbedded chip technology by July 31, 1999.

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

      Pages 6 through 18 of the 1998 Annual Report to Shareholders are incorporated by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The definitive Proxy Statement dated April 14, 1999 is incorporated by reference.

      The term of office of all officers is one year. Names, ages and positions of all executive officers of Cascade Corporation follow.

----------------------------------------------------------------------------------------------------------------
                                      Year First
                                      Elected
Name                       Age        Officer                Present Position
----------------------------------------------------------------------------------------------------------------
Robert C. Warren, Jr.      50         1984       President, Chief Executive Officer and Director
James P. Miller            51         1992       Executive Vice President, Secretary and Chief Operating Officer
Gregory S. Anderson        50         1991       Vice President-Human Resources
Richard S. Anderson        51         1996       Senior Vice President-International
Terry H. Cathey            51         1993       Vice President-Material Handling Operations
Robert L. Mott             57         1996       Vice President-OEM Product Group
Kurt G. Wollenberg         49         1997       Vice President-Finance, Chief Financial Officer and Treasurer
James R. Keene             52         1998       Vice President-Sales
Charlie S. Mitchelson      43         1999       Vice President and Managing Director-Europe
----------------------------------------------------------------------------------------------------------------

ITEM 11.  EXECUTIVE COMPENSATION

      The definitive Proxy Statement dated April 14, 1999 is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

      The definitive Proxy Statement dated April 14, 1999 is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The definitive Proxy Statement dated April 14, 1999 is incorporated by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

INDEX TO FINANCIAL STATEMENTS
(a)   1. CONSOLIDATED FINANCIAL STATEMENTS
      The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 23, 1999, appearing on pages 6 to 18 of the accompanying 1998 Annual Report are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and information incorporated in Items 1, 5, 6 and 8, the 1998 Annual Report is not to be deemed filed as part of this report.

      2. FINANCIAL STATEMENT SCHEDULES-1998, 1997 AND 1996
      Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or not required.

      The individual financial statements of the registrant and its subsidiaries have been omitted since the registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together exceed 5% of the total consolidated assets at January 31, 1999, except indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the year of its creation.

      3. EXHIBITS
         1. Copy of Notice of Annual Meeting dated April 14, 1999.
         2. Copy of Form of Proxy for Annual Meeting.
         3. Basic documents incorporated by reference:
            - Articles of Incorporation filed with the Commission May 28, 1965.
            - Amendment to Articles of Incorporation filed in Proxy Statement for annual meeting of shareholders May 12, 1987, filed with the Commission April 14,1988.
            - Amendment to Articles of Incorporation filed in Proxy Statement for annual meeting of shareholders May 9, 1989, filed with the Commission April 27, 1990.
            - By-Laws, as amended to February 8, 1989, filed with the Commission
              April 27,1990.
            - Specimen copy of stock certificate, filed as Exhibit 4-1 to
              Form S-1, filed with the Commission May 28, 1965.
            - Amendment to Articles of Incorporation included in the Proxy
              Statement for Annual Meeting of Shareholders May 14, 1998, filed with the Commission April 13, 1997.

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

(b)   REPORTS ON FORM 8-K
      No reports on Form 8-K were filed during the last quarter of fiscal 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant, CASCADE CORPORATION has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CASCADE CORPORATION

                                    /s/Kurt G. Wollenberg
                                    --------------------------------------------
                            By:     Kurt G. Wollenberg
                                    VICE PRESIDENT - FINANCE AND
                                    CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

      Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


/s/ C. Calvert Knudsen          4/29/99     /s/ Robert C. Warren, Jr.    4/29/99
---------------------------------------     ------------------------------------
C. Calvert Knudsen, DIRECTOR     Date       Robert C. Warren, Jr.         Date
                                            PRESIDENT AND CHIEF EXECUTIVE
                                            OFFICER, DIRECTOR

/s/ Joseph J. Barclay,         4/29/99      /s/ Richard C. Hire          4/29/99
---------------------------------------     ------------------------------------
Joseph J. Barclay, DIRECTOR      Date       Richard C. Hire, DIRECTOR     Date

/s/ Eric Hoffman               4/29/99      /s/ Greg H. Kubicek          4/29/99
---------------------------------------     ------------------------------------
Eric Hoffman, DIRECTOR           Date       Greg H. Kubicek, DIRECTOR     Date

/s/ Nicholas R. Lardy          4/29/99      /s/ Ernest C. Mercier        4/29/99
---------------------------------------     ------------------------------------
Nicholas R. Lardy, DIRECTOR      Date       Ernest C. Mercier, DIRECTOR   Date

/s/ James S. Osterman          4/29/99      /s/ Jack B. Schwartz         4/29/99
---------------------------------------     ------------------------------------
James S. Osterman, DIRECTOR      Date       Jack B. Schwartz,             Date
                                            ASSISTANT SECRETARY, DIRECTOR

/s/ Henry W. Wessinger II      4/29/99      /s/ Nancy Wilgenbusch        4/29/99
---------------------------------------     ------------------------------------
Henry W. Wessinger II, DIRECTOR  Date       Nancy Wilgenbusch, DIRECTOR   Date