Form 10-Q
period 1999-04-30
CASCADE CORP
filed 1999-06-15
CIK 18061

------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                   (X) QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 30, 1999


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

Registrant's telephone number, including area code: (503) 669-6300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

The number of shares outstanding of the registrant's common stock as of April 30, 1999 was 11,412,390

-------------------------------------------------------------------------------

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
                             PART 1
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                               April 30         January 31
                                                                 1999              1999
                                                             -----------        ----------
                                                             (unaudited)
Assets

Current assets:
  Cash and cash equivalents                                   $ 17,808           $ 11,460
  Accounts receivable, less allowance
   for doubtful accounts of $1,205 and $1,009                   62,402             72,354
  Inventories, at average cost
   which is lower than market:
    Finished goods and components                               34,268             44,496
    Goods in process                                             2,149              2,309
    Raw materials                                               12,090             15,210
                                                              --------           --------
                                                                48,507             62,015

  Deferred income taxes                                            311                254
  Prepaid expenses                                               8,745              7,640
                                                              --------           --------
      Total current assets                                     137,773            153,723

Property, plant and equipment, at cost less
 accumulated depreciation                                       87,455            100,075
Deferred income taxes                                            6,326              3,370
Goodwill                                                        74,840             86,462
Other Assets                                                    10,670              4,227
                                                              --------           --------
      Total assets                                            $317,064           $347,857
                                                              --------           --------
                                                              --------           --------
Liabilities and Shareholders' Equity

Current liabilities:
  Notes payable to banks                                      $  7,290           $  9,817
  Current portion of long-term debt                              2,980              6,510
  Accounts payable                                              17,589             26,789
  Accrued payroll and payroll taxes                              5,861              6,954
  Other accrued expenses                                        11,659              9,105
                                                              --------           --------
      Total current liabilities                                 45,379             59,175

Long-term debt                                                 124,225            142,783
Accrued environmental expenditures                               7,228              7,228
Other liabilities                                                4,005              3,228
                                                              --------           --------
      Total liabilities                                        180,837            212,414
                                                              --------           --------
Mandatorily redeemable convertible preferred stock
 and minority interest                                          15,949             15,949

Shareholders' equity:
Common stock, $.50 par value, authorized
 20,000,000 shares; 11,539,888 and 11,715,488 outstanding        5,770              5,858
Retained earnings                                              126,052            125,065
Accumulated other comprehensive income:
  Cumulative foreign currency translation adjustments          (11,315)           (11,200)
Treasury stock, at cost, 127,498 shares                           (229)              (229)
                                                              --------           --------
      Total shareholders' equity                               120,278            119,494
                                                              --------           --------
      Total liabilities and shareholders' equity              $317,064           $347,857
                                                              --------           --------
                                                              --------           --------

The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF INCOME

(In thousands except per share data)

                                                                Three months ended
                                                                      April 30
                                                          ---------------------------------
                                                              1999                 1998
                                                          -----------           -----------
Net sales                                                 $    89,500           $   107,125
                                                          -----------           -----------
Costs and expenses:
      Cost of goods sold, excluding depreciation               58,830                73,635
      Depreciation                                              5,220                 5,405
      Selling and administrative expenses                      16,215                17,600
                                                          -----------           -----------
                                                               80,265                96,640
                                                          -----------           -----------
Operating income                                                9,235                10,485

      Interest expense                                          2,385                 2,560
      Interest income                                            (115)                 (190)
      Other expense (income), net                                 695                (2,020)
                                                          -----------           -----------
Income before taxes                                             6,270                10,135
Income taxes                                                    2,160                 3,320
                                                          -----------           -----------
Net income                                                $     4,110           $     6,815
                                                          -----------           -----------
                                                          -----------           -----------
Basic earnings per share                                  $      0.35           $      0.56
                                                          -----------           -----------
                                                          -----------           -----------
Diluted earnings per share                                $      0.33           $      0.51
                                                          -----------           -----------
                                                          -----------           -----------
Diluted weighted average shares outstanding                12,639,138            13,297,768
                                                          -----------           -----------
                                                          -----------           -----------

The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
    (unaudited - in thousands)

                                                                            Three months ended
                                                                                  April 30
                                                                        ---------------------------
                                                                          1999               1998
                                                                        --------           --------

Cash flows from operating activities:
Net income                                                                 4,110           $  6,815
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization                                            5,220              5,405
  Deferred income taxes                                                   (3,069)              (444)
  (Gain) Loss on disposal of property                                      1,025             (2,505)
Changes in operating assets and liabilities:
  Accounts receivable                                                      9,952             (9,532)
  Inventories                                                             13,508             (2,040)
  Prepaid expenses                                                        (1,105)              (738)
  Accounts payable and accrued expenses                                   (7,587)            10,340
  Other liabilities                                                          625               (428)
                                                                        --------           --------
    Net cash provided by operating activities                             22,679              6,873
                                                                        --------           --------
Cash flows from investing activities:
  Acquisition of property, plant and equipment                            (4,334)            (2,618)
  Proceeds from disposition of property, plant and equipment              22,949              2,606
  Other assets                                                            (6,668)            (1,518)
                                                                        --------           --------
    Net cash provided (used) in investing activities                      11,947             (1,530)
                                                                        --------           --------
Cash flows from financing activities:
  Payments on long-term debt                                             (21,659)              (852)
  Notes payable to banks                                                  (2,527)             3,470
  Repurchase of manditorily redeemable convertible
   preferred stock                                                             0               (375)
  Repurchase of common stock                                              (1,846)                 -
  Issuance of common stock                                                     0                 24
  Cash dividends                                                          (1,365)            (1,328)
                                                                        --------           --------
    Net cash provided (used) by financing activities                     (27,397)               939
                                                                        --------           --------
Effect of exchange rate changes                                             (881)               797
                                                                        --------           --------
Increase in cash and cash equivalents                                      6,348              7,079

Cash and cash equivalents at beginning of year                            11,460             12,966
                                                                        --------           --------
Cash and cash equivalents at end of period                              $ 17,808           $ 20,045
                                                                        --------           --------
                                                                        --------           --------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                            $  2,403           $  1,448
    Income taxes                                                        $  1,290           $  3,945

The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands)

                                                                                   Accumulated
                                      Common Stock                                     Other        Quarterly
                                   -------------------    Treasury     Retained    Comprehensive  Comprehensive
                                   Shares       Amount     Stock       Earnings        Income         Income
---------------------------------------------------------------------------------------------------------------
Balance at January 31, 1999        11,588       $5,858     $(229)      $125,065       $(11,200)       $    -

Net Income                                           -         -          4,110              -         4,110
Dividends ($.10 per share)                           -         -         (1,365)             -
Common stock repurchased             (176)         (88)        -         (1,758)             -
Translation Adjustment                               -         -              -           (115)         (115)
                                   -------------------------------------------------------------------------
Balance at April 30, 1999          11,412       $5,770     $(229)      $126,052       $(11,315)       $3,995
                                   -------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION

NOTE 1 - INFORMATION ABOUT OPERATIONS
(In thousands)
(Unaudited)

Three months ended
April 30, 1999                      North America      Europe          Other       Eliminations    Consolidations
-----------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers        $ 57,850        $23,680        $ 7,970        $      -         $ 89,500
Transfer between areas                    6,740          8,976            234         (15,950)               -
--------------------------------------------------------------------------------------------------------------
Total revenue                            64,590         32,656          8,204         (15,950)          89,500
--------------------------------------------------------------------------------------------------------------
Net income                                3,130            960             20               -            4,110
--------------------------------------------------------------------------------------------------------------
Identifiable assets                    $184,928        $97,483        $34,653        $      -         $317,064
--------------------------------------------------------------------------------------------------------------

Three months ended
April 30, 1998
--------------------------------------------------------------------------------------------------------------

Sales to unaffiliated customers        $ 68,986        $29,137        $ 9,002        $      -         $107,125
Transfer between areas                    6,734          2,671            127          (9,532)               -
--------------------------------------------------------------------------------------------------------------
Total revenue                            75,720         31,808          9,129          (9,532)         107,125
--------------------------------------------------------------------------------------------------------------
Net income                                6,093            501            221                            6,815
--------------------------------------------------------------------------------------------------------------
Identifiable assets                    $242,017        $93,473        $33,559        $      -         $369,049
--------------------------------------------------------------------------------------------------------------

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - DIVESTITURE (unaudited)

The consolidated financial statements for the quarter ended April 30, 1999, reflects the sale of assets and assumption of certain liabilities of The Company's Industrial Tire Division and the wheel and baseband manufacture operations of its Kenhar Division in Guelph, Ontario to Maine Rubber Company. The sale price for the assets was $38,892,651 (US). Of this Maine Rubber Company paid (1) $26,808,737 (US) in cash, and (2) $7,307,552 (US) in the form of a junior subordinated note to be paid over four years, and assumed $4,776,362 (US) in liabilities. The note bears interest rate of 8% per annum and is unsecured. During the year ended January 31, 1999 the Industrial Tire and wheel and baseband divisions contributed approximately $45,158,000 in net sales. For the 3 months ended April 30, 1999 and 1998 net sales were approximately $9,128,000 and $7,998,000 respectfully.

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

ITEM 5.   OTHER INFORMATION

                    None


ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K

          (A) EXHIBITS
              11.   Computation of Earnings Per Share

          (B) REPORTS ON FORM 8-K
          During the quarter ended April 30, 1999, the Company filed a current report on Form 8-K with the Commission dated April 29, 1999, reporting the sale of the Industrial Tire Division.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended April 30, 1999 totaled $89,500,000, a decrease of 16.5% compared to sales of $107,125,000 recorded in the first quarter of 1998. The lower consolidated net sales primarily reflected the divestiture of the mast business unit in January 1999. Net income for the first quarter of 1999 was $4,110,000 ($.33 per share). Earnings for the quarter include a $1,085,000 loss ($.09 per share after tax) from the sale of the Industrial Tire and baseband operating divisions. Operating income for the first quarter of 1999 was $5,195,000 ($.41 per share), which is comparable to the operating income for the first quarter of 1998 of $5,187,000 ($.39 per share). Reported net income for the prior year quarter was $6,815,000 ($.51 per share), which included $1,628,000 gain ($.12 per share after tax) from the sale of a parcel of land. Expressed as a return on sales, net income for the first three-month period of 1999 excluding one-time items was 5.8% compared to 4.8% for the corresponding 1998 quarter.

North American lift truck industry bookings remain strong and have improved somewhat since the beginning of our fiscal year, and it appears that some Asian markets are beginning to rebound. Operations in Korea are seeing new orders at higher levels than anytime during the past year and a half. European bookings for attachments appear to be softening relative to a general decline in lift truck activity on the Continent.

On April 29, 1999, the company completed the sale of all operating assets and certain liabilities of the Industrial Tire division as well as the Fork Products division's baseband manufacturing operations to Maine Rubber Company. We believe our efforts and investment can be better directed to our attachment and fork businesses. Since purchasing the Industrial Tire division, revenues increased over 35% with improving profitability. However, we did not see the prospect of achieving all the synergies originally anticipated and concluded our management efforts and investment resources would be more effective if allocated to enhancing shareholder value through continued focus on the Company's core business activities. While this divestiture will cause revenues to be reduced in the coming year, profit margins of this product line are low; management does not expect a significant impact on future operating results.

Cost of sales during the first quarter of 1999 and 1998 was $58,830,000 and $73,635,000, respectively. For the first quarter of 1999 and 1998, cost of sales as a percentage of net sales was 65.7% and 68.7%. The Company has continued to lower product costs by improving manufacturing methods and processes. The current period percentage of 65.7% is 3.4% lower than the 69.1% recorded in for the fourth quarter of 1998.

Depreciation and amortization expense decreased to $5,220,000, 5.8% of net sales during the first quarter of 1999, from $5,405,000, 5% of net sales for the prior year period.

While depreciation and amortization expense decreased, the percentage as it relates to total sales increased due to the lower sales volume.

The Company's selling and administrative expenses decreased for the first quarter of 1999 to $16,215,000, 18.1% of net sales, versus $17,600,000, 16.4% of net sales during the year earlier period, and $16,530,000 during the fourth quarter of 1998. The 1999 results continue to reflect the implementation of strict cost controls imposed to reduce selling and administrative expenses. The increase as a percentage of revenues is primarily the result of the lower sales volume in the first quarter compared to both the fourth and first quarters of the previous year.

First quarter 1999 interest expense of $2,385,000 was lower than the $2,560,000 recorded in the 1998 period and $2,705,000 recorded in the fourth quarter of 1998. The lower interest expense is attributed to reduction in long-term debt from the cash proceeds of the divestiture of the mast business unit.

Other expense for the first quarter of 1999 of $695,000 is primarily attributed to the loss from the sale of the Industrial Tire and baseband manufacturing divisions. Other income for the first quarter of 1998 is primarily attributed to the gain from the sale of an undeveloped parcel of land.

The effective tax rate for the quarter was 34.4% compared with 32.8% for the first quarter of 1998 and 31.6% for the year ended January 31, 1999. The increase in the rate is due to numerous individually small changes in tax matters including the tax effect of the sale of the Industrial Tire and wheel and baseband divisions.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended April 30, 1999, the Company generated $22,678,000 in cash from operating activities compared with $6,873,000 for 1998. Cash and cash equivalents at the end of the first quarter of 1999 totaled $17,808,000.

The Company's total long- and short-term debt-to-equity ratio was 1.12 to 1.00, and working capital was $92,394,000 at April 30, 1999. As of April 30, 1999, the Company had revolving loan commitments with commercial banks totaling $23,306,000 of which $7,290,000 was used. The Company believes its available cash and credit facilities are more than sufficient to meet its short-term requirements.

For the three months ended April 30, 1999, capital expenditures totaled $4,334,000 compared with $2,618,000 purchased during the corresponding 1998 period. Capital expenditures for new facilities, machinery, equipment and tooling over the preceding five years totaled approximately $86,900,000. Planned capital expenditures for 1999 are estimated at $19,210,000 and include $4,459,000 for implementation of an enterprise-wide software system to link all of the Company's core business systems. Implementation will be phased-in throughout the operating units with completion scheduled for fiscal 2000. The Company plans to use operating cash flows, leases and existing credit facilities to fund 1999 capital expenditures.

At its August 1998 meeting, the Board authorized the repurchase up to 500,000 Cascade common shares from time to time in the open market. During the first quarter the Company repurchased 175,600 shares at an average price of $10.53. Repurchases to date totaled 400,000 shares at an average price of $12.09.

During the first quarter, the U.S. dollar strengthened against the major currencies included in the Company's financial consolidations. As a result, the cumulative translation adjustment in the consolidated balance sheet decreased shareholder's equity by $115,000 for the quarter.

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

Based on its own assessment, the Company determined that it would need to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or not completed in time, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. This program is ongoing and the Company will continue to monitor responses received to determine if Year 2000 issues exist with these third parties. Contingency plans include finding alternative suppliers where practical. For those suppliers that are not easily replaced, the Company will maintain adequate supplies to help counteract short-term supply interruptions. There can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on schedule; or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.


The Company has initiated the implementation of an enterprise-wide resource planning (ERP) software system to link all of its core business systems. This implementation was the result of normal business migration to improved and expanded software systems to increase the Company's ability to improve its operational efficiency, reduce costs and enhance overall quality. As part of this implementation, the Company will also replace those software systems that will encounter the Year 2000 Issue. The Company plans to complete the ERP project in the year 2000 and plans to complete those portions of the project that will address the Year 2000 Issue in the second quarter of 1999. The total cost of the ERP project is estimated to exceed $14,000,000 including the $3,595,000 spent in the first quarter of 1999. The ERP project is being funded through leases and operating cash flows.

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modifications, plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

The Company is currently evaluating data gathered with regard to non-financial software and embedded chip technology to asses the impact of the Year 2000 on its non-financial systems such as manufacturing equipment, security equipment, etc. Scheduled completion of the data gathering and evaluation of the Year 2000 impact is June 1999. The Company does not, at this time, have sufficient data to estimate the cost of achieving Year 2000 compliance for its non-financial systems, however, based on information received to date, the costs are not expected to be material. Since the Company is in the information gathering stage, the Company expects to have a contingency plan in place for its internal non-financial software and embedded chip technology by the end of second quarter 1999.

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

                                    CASCADE CORPORATION


   6/15/99                          /s/ Kurt G. Wollenberg
-------------                       ----------------------------------
    Date                                  Kurt G. Wollenberg,
                                       Vice President - Finance