Form 10-Q
period 1999-07-31
CASCADE CORP
filed 1999-09-15
CIK 18061

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

-------------------------------------------------------------------------------


                                    FORM 10-Q


                   (X) QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 1999


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         YES X NO____

         The number of shares outstanding of the registrant's common stock as of August 31, 1999 was 11,439,890.

-------------------------------------------------------------------------------

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
             PART 1
CONSOLIDATED BALANCE SHEET
(in thousands, except per share data)

                                                                              July 31            January 31
                                                                               1999                 1999
                                                                          ----------------     ---------------
                                                                            (unaudited)
Assets

Current assets:
 Cash and cash equivalents                                              $          20,224   $          11,460
 Accounts receivable, less allowance
        for doubtful accounts of $1,056 and $1,009                                 62,562              72,354
 Inventories, at average cost
        which is lower than market:
        Finished goods and components                                              33,346              44,496
        Goods in process                                                            2,286               2,309
        Raw materials                                                              13,076              15,210
                                                                          ----------------     ---------------
                                                                                   48,708              62,015

 Deferred income taxes                                                                323                 254
 Prepaid expenses                                                                   2,599               7,640
                                                                          ----------------     ---------------
          Total current assets                                                    134,416             153,723

Property, plant and equipment, at cost less
        accumulated depreciation                                                   89,888             100,075
Deferred income taxes                                                               5,927               3,370
Goodwill                                                                           73,885              86,462
Other assets                                                                       10,384               4,227
                                                                          ----------------     ---------------
          Total assets                                                  $         314,500   $         347,857
                                                                          ----------------     ---------------
                                                                          ----------------     ---------------

Liabilities and Shareholders' Equity

Current liabilities:
 Notes payable to banks                                                 $           9,591   $           9,817
 Current portion of long-term debt                                                  1,842               6,510
 Accounts payable                                                                  18,952              26,789
 Accrued payroll and payroll taxes                                                  5,413               6,954
 Other accrued expenses                                                             8,983               9,105
                                                                          ----------------     ---------------
          Total current liabilities                                                44,781              59,175

Long-term debt                                                                    121,034             142,783
Accrued environmental expenditures                                                  7,228               7,228
Other liabilities                                                                   4,104               3,228
                                                                          ----------------     ---------------
          Total liabilities                                                       177,147             212,414
                                                                          ----------------     ---------------

Mandatorily redeemable convertible preferred stock and minority
interest                                                                           15,536              15,949

Shareholders' equity:
Common stock, $.50 par value, authorized
   20,000,000 shares; 11,567,388 and 11,715,488 outstanding                         5,784               5,858
Additional paid-in capital                                                            399                   -
Retained earnings                                                                 129,383             125,065
Accumulated other comprehensive income:
        Cumulative foreign currency translation adjustments                       (13,520)            (11,200)
Treasury stock, at cost, 127,498 shares                                              (229)               (229)
                                                                          ----------------     ---------------
          Total shareholders' equity                                              121,817             119,494

          Total liabilities and                                           ----------------     ---------------
          shareholder's equity                                           $         314,500   $         347,857
                                                                          ----------------     ---------------
                                                                          ----------------     ---------------


The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF INCOME

(unaudited - in thousands, except per share and average share figures)


                                                          Three months ended                           Six months ended
                                                               July 31                                      July 31
                                                     -----------------------------               ----------------------------
                                                         1999             1998                        1999           1998
                                                     ------------     ------------               ------------    ------------

Net sales                                            $     77,709     $    105,160               $    167,209    $    212,285
                                                     ------------     ------------               ------------    ------------

Costs and expenses:
      Cost of goods sold, excluding depreciation           50,038           73,085                    108,868         146,720
      Depreciation and amortization                         4,808            5,235                     10,028          10,640
      Selling and administrative expenses                  14,643           17,535                     30,858          35,135
                                                     ------------     ------------               ------------    ------------
                                                           69,489           95,855                    149,754         192,495
                                                     ------------     ------------               ------------    ------------

Operating income                                            8,220            9,305                     17,455          19,790

      Interest expense                                      2,276            2,625                      4,661           5,185
      Interest income                                        (414)            (125)                      (529)           (315)
      Other expense (income), net                            (494)          (1,270)                       201          (3,290)
                                                     ------------     ------------               ------------    ------------
                                                     ------------     ------------               ------------    ------------

Income before taxes                                         6,852            8,075                     13,122          18,210
Income taxes                                                2,410            2,585                      4,570           5,905
                                                     ------------     ------------               ------------    ------------

Net income                                           $      4,442     $      5,490               $      8,552    $     12,305
                                                     ------------     ------------               ------------    ------------
                                                     ------------     ------------               ------------    ------------

Basic earnings per share                             $       0.38     $       0.45               $       0.73    $       1.01
                                                     ------------     ------------               ------------    ------------
                                                     ------------     ------------               ------------    ------------

Diluted earings per share                            $       0.35     $       0.41               $       0.68    $       0.93
                                                     ------------     ------------               ------------    ------------
                                                     ------------     ------------               ------------    ------------

Diluted weighted average shares outstanding            12,517,390       13,280,602                 12,577,255      13,286,701
                                                     ------------     ------------               ------------    ------------
                                                     ------------     ------------               ------------    ------------


The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
        (unaudited - in thousands)

                                                                                              Six months ended
                                                                                                   July 31
                                                                                    -----------------------------------
                                                                                         1999                1998
                                                                                    ---------------     ---------------
Cash flows from operating activities:
 Net income                                                                      $           8,552   $          12,305
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                                           10,028              10,640
    Deferred income taxes                                                                   (2,606)              1,066
    Loss (gain) on disposal of property                                                        762              (2,505)
Changes in operating assets and liabilities:
    Accounts receivable                                                                      9,792              (9,286)
    Inventories                                                                             13,307              (3,983)
    Prepaid expenses                                                                         5,041              (1,797)
    Accounts payable and accrued expenses                                                  (10,149)             (1,605)
    Accrued environmental expenditures                                                         152                   -
    Other liabilities                                                                        1,373                (410)
                                                                                    ---------------     ---------------
        Net cash provided by operating activities                                           36,252               4,425
                                                                                    ---------------     ---------------

Cash flows from investing activities:
Acquisition of property, plant and equipment                                               (11,033)             (8,395)
Proceeds from dispositions of property, plant and equipment                                 23,863               2,606
 Other assets                                                                               (6,921)              1,761
                                                                                    ---------------     ---------------
        Net cash provided by (used in) investing activities                                  5,909              (4,028)
                                                                                    ---------------     ---------------

Cash flows from financing activities:
 Payments on long-term debt                                                                (26,062)               (458)
 Notes payable to banks                                                                       (226)             11,662
 Repurchase of manditorily redeemable convertible
   preferred stock                                                                               -                (375)
 Repurchase of common stock                                                                 (1,846)             (1,009)
 Issuance of common stock                                                                        -                 106
 Cash dividends                                                                             (2,476)             (2,653)
                                                                                    ---------------     ---------------
        Net cash (used in) provided by financing activities                                (30,610)              7,273
                                                                                    ---------------     ---------------

Effect of exchange rate changes                                                             (2,787)             (4,888)
                                                                                    ---------------     ---------------

Increase in cash and cash equivalents                                                        8,764               2,782

Cash and cash equivalents at
 beginning of year                                                                          11,460              12,966
                                                                                    ---------------     ---------------

Cash and cash equivalents at end of period                                       $          20,224   $          15,748
                                                                                    ---------------     ---------------
                                                                                    ---------------     ---------------

Supplemental disclosure of cash flow information:
        Cash paid during the period for:
                   Interest                                                      $           3,316   $           3,780
                   Income taxes                                                  $           3,724   $           8,338
        Non-cash
                   Conversion of preferred stock into common stock               $             413   $               -



The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)



                                                                                                     Accumulated
                                     Common Stock       Additional                                      Other          Annual
                                  ------------------      Paid-In        Treasury      Retained     Comprehensive   Comprehensive
                                  Shares       Amount     Capital          Stock       Earnings         Income         Income
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 31,1999          11,588    $ 5,858    $      -        $ (229)       $ 125,065        $ (11,200)        $     -

Net Income                               -          -           -             -            8,552                -           8,552
Dividends                                -          -           -             -           (2,476)               -               -
Common stock repurchased              (176)       (88)          -             -           (1,758)               -               -
Conversion of preferred stock           28         14         399             -                -                -               -
Translation Adjustment                   -          -           -             -                -           (2,320)         (2,320)
                                    -----------------------------------------------------------------------------------------------
Balance at July 31, 1999            11,440    $ 5,784       $ 399        $ (229)       $ 129,383        $ (13,520)        $ 6,232
                                    -----------------------------------------------------------------------------------------------
                                    -----------------------------------------------------------------------------------------------


The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION


NOTE 1 - INFORMATION ABOUT OPERATIONS
(In thousands)


Six months ended
July 31, 1999                            North America         Europe              Other          Eliminations       Consolidation
-----------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers         $ 104,092            $ 46,382           $ 16,735           $      -             $ 167,209
Transfer between areas                     12,431              16,831                233            (29,495)                    -
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue                             116,523              63,213             16,968            (29,495)              167,209
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                  6,315               1,851                386                  -                 8,552
-----------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                     $ 183,598            $ 94,533           $ 36,369           $      -             $ 314,500
-----------------------------------------------------------------------------------------------------------------------------------

July 31, 1998

Sales to unaffiliated customers          $ 136,183            $ 59,015           $ 17,087          $       -             $ 212,285
Transfer between areas                      13,413               4,738                268            (18,419)                    -
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue                              149,596              63,753             17,355            (18,419)              212,285
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                  10,005               1,764                536                                   12,305
-----------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                      $ 229,039           $ 101,202           $ 31,646          $       -             $ 361,887
-----------------------------------------------------------------------------------------------------------------------------------



CASCADE CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        (unaudited)


NOTE 2 - DIVESTITURES

The consolidated financial statements for the six months ended July 31, 1999, reflect the sale of assets and the purchasers assumption of certain liabilities of the Company's Industrial Tire Division and the wheel and baseband manufacturing operations of its Kenhar Division in Guelph, Ontario to Maine Rubber Company on April 29, 1999. The sale price for the assets was $38,892,651 (US). Of this Maine Rubber Company paid (1) $26,808,737 (US) in cash, and (2) $7,307,552 (US) in the form of a junior subordinated note to be paid over four years, and assumed $4,776,362 (US) in liabilities. The note bears interest rate of 8% per annum and is unsecured. During the year ended January 31, 1999 the Industrial Tire and wheel and baseband divisions contributed approximately $45,158,000 in net sales. For the six months ended July 31, 1999 and 1998 net sales were approximately $9,128,000 and $23,982,000 respectively.

CASCADE  CORPORATION AND SUBSIDIARY COMPANIES

                            PART II OTHER INFORMATION



ITEM 1.            Legal Proceedings
                   -----------------

                   Neither the Company nor any of its subsidiaries are involved in any material pending legal proceedings other than environmental litigation or litigation incidental to the regular course of business. The company and its subsidiaries are adequately insured against product liability, personal injury and property damage claims which may arise occasionally.


ITEM 2.            Changes in Securities
                   ---------------------

                                        None


ITEM 3.            Defaults Upon Senior Securities
                   -------------------------------

                                        None


ITEM 4.            Submission of Matters to a Vote of Security Holders
                   ---------------------------------------------------
                   At the Annual Meeting of Shareholders of the Company, held May 13, 1999, two matters were submitted to a vote of common shareholders: (a) the election of directors; and (b) amendment and restatement of the 1995 senior managers' incentive stock option plan. The proposed amendment permits the Stock Option Committee to grant nonqualified stock options, thus providing greater latitude in setting the terms of option grants, as well as stock appreciation rights, and other awards involving common stock. The amendment also provides for a 5,000-share option grant to each non-employee director, including directors first elected at future Annual Meetings.

                   Election of Directors


                   Nominee                   Votes For           Votes Withheld
                   ---------------------     ----------------    --------------
                   E. Hoffman                   10,018,338            63,413
                   C. C. Knudsen                10,024,538            57,213
                   G. H. Kubicek                10,014,832            66,919
                   N. R. Lardy                  10,024,152            57,599
                   E. C. Mercier                10,027,564            54,187
                   J. S. Osterman               10,021,952            59,799
                   J. B. Schwartz               10,035,132            46,619
                   H. W. Wessinger II           10,014,532            67,219
                   N. A. Wilgenbusch            10,011,851            69,900
                   R. C. Warren, Jr.            10,028,731            53,020

Amendment and Restatement of the 1995 Senior Managers' Incentive Stock Option
Plan


                   For                        Against              Abstain
                   ----------------           ------------         ------------
                     9,256,224                771,808               53,719

                   Not Voted
                   ----------------
                     2,112,143


ITEM 5.            Other Information
                   -----------------

                                        None


ITEM 6.            Exhibit and Reports on Form 8-K
                   -------------------------------
                   (A) EXHIBITS
                          11.    Computation of Earnings Per Share
                          27.    Financial Data Schedule

                   (B) REPORTS ON FORM 8-K
                       Cascade Corporation filed no reports on Form 8-K during the quarter ended July 31, 1999.

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


                                                   CASCADE CORPORATION




                 9/15/99           /s/ Kurt G. Wollenberg
            -------------------    --------------------------------------------
                   Date                     Kurt G. Wollenberg,
                                            Senior Vice President/
                                            Chief Financial Officer

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended July 31, 1999 totaled $77,709,000, a decrease of 26.1% compared to sales of $105,160,000 recorded in the second quarter of 1998. The lower consolidated net sales primarily reflected the divestiture of the mast business unit in January 1999 and the Industrial Tire and baseband operating divisions in April 1999. Net income for the second quarter of 1999 was $4,442,000 ($.35 per share) or 19.1% lower than net income of $5,490,000 ($.41 per share) for the corresponding 1998 period. Expressed as a return on sales, net income for the second three-month period of 1999 was 5.7% compared to 5.2% for the corresponding 1998 quarter.

Consolidated net sales for the first six months of 1999 totaled $167,209,000; a decrease of 21.2% compared to sales of $212,285,000 recorded in the first two quarters of 1998. Net income for the first six months of 1999 was $8,552,000 ($.68 per share). Earnings for the six months include a $1,085,000 loss ($.09 per share after tax) from the sale of the Industrial Tire and baseband operating divisions. Net income for the first six months of 1998 was $12,305,000 ($.93 per share) which included a land sale gain of $1,628,000 ($.12 per share after tax). Net income excluding the non-recurring items for the first two quarters was lower by 9.6% in 1999, $9,637,000 compared with $10,677,000 for 1998.

Excluding sales of divested operations, sales for the first six months of 1999 to the same period of 1998 decreased 3.7%, $158,058,000 for 1999 versus $164,066,000 for 1998. At the same time gross profit percentage from continuing operations increased 1.6%, to 35.4% in 1999 from 33.8% in 1998.

Second quarter results did not reach first quarter sales and earnings from continuing operations of $80,348,000 and $5,053,000. Several factors contributed to this change. In Europe, slowing economic growth, adverse foreign exchange conditions, and competitive pressure led to lower gross profit at certain operations and, in North America, attachment sales have moderated, while unusually strong first quarter fork demand had abated somewhat in this period.

European lift industry bookings have declined from 1998 levels. Asian markets continue their slow recovery, which is encouraging for the long term performance of Cascade.

On April 29, 1999, the Company completed the sale of all operating assets and certain liabilities of the Industrial Tire division as well as the Fork Products division's baseband manufacturing operations to Maine Rubber Company. Since purchasing the Industrial Tire division, revenues increased over 35% with improving profitability. However, we did not see the prospect of achieving all the synergies originally anticipated and concluded our management efforts and investment resources would be more effective if allocated to enhancing shareholder value through continued focus on the Company's core attachment and fork businesses. While this divestiture will reduce revenues in the coming year, profit margins of this product line were low, and management does not expect a significant impact on future operating results.

The Company continues to strive to lower product costs by improving manufacturing methods and processes as it focuses on core business activities. The divestiture of the lower margin mast and tire operations has further contributed to the reduction in cost of goods sold as a percent of sales.
Cost of sales during the second quarter of 1999 and 1998 was $50,038,000 and $73,085,000, respectively. For the second quarter of 1999 and 1998, cost of sales as a percentage of net sales was 64.4% and 69.5%. The second quarter percentage of 64.4% is 1.3% lower than the 65.7% recorded in for the first quarter of 1999. The six months ended July 31, 1999 and 1998 shows a gross profit of 65.1% and 69.1% respectively.

Depreciation and amortization expense decreased to $4,808,000, 6.2% of net sales, during the second quarter of 1999, from $5,235,000, 5.0% of net sales for the prior year period. For the six months ended July 31, 1999 depreciation and amortization expense was $10,028,000, 6.0% of sales compared with $10,640,000 and 5.0% of sales for the prior year period. While depreciation and amortization expense decreased due to the divestiture of the mast and the Industrial Tire Divisions, the full effect was mitigated by the impact of heavy spending for the most significant phase of our enterprise resource planning (ERP) implementation. This, combined with the lower sales volume, resulted in the increased percentage as it relates to total sales.

The Company's selling and administrative expenses decreased for the second quarter of 1999 to $14,643,000, 18.8% of net sales, versus $17,535,000, 16.7% of net sales during the year earlier period, and $16,215,000 during the first quarter of 1999. Year to date selling and administrative expense was $30,858,000, 18.5% compared with $35,135,000, 16.6% for 1998. The 1999 results continue to reflect the implementation of cost controls imposed to reduce selling and administrative expenses relative to historic sales levels. The divestiture of the mast and Industrial Tire Divisions further reduced selling and administrative expenses. The increase as a percentage of revenues is primarily the result of the lower sales volume in the first and second quarters compared to the previous year.

Second quarter 1999 interest expense of $2,276,000 was lower than the $2,625,000 recorded in the 1998 period and $2,385,000 recorded in the first quarter of 1999. Year to date interest expense was $4,661,000 compared with $5,185,000 for the prior year. The lower interest expense is attributed to reduction in long-term debt from the cash proceeds of the divestiture of the mast business unit and the Industrial Tire Division.

The other expense for the six months results primarily from the loss from the sale of the Industrial Tire and baseband-manufacturing divisions, offset by the currency transaction gains recorded. Other income for the prior year resulted primarily from the gain from the sale of an undeveloped parcel of land and currency transaction gains recorded as result of the strengthening US dollar.

The effective tax rate for the six months ended July 31, 1999 was 34.8% compared with 32.4% for the same period of 1998 and 31.6% for the year ended January 31, 1999. The increase in the rate is due to numerous minor changes in tax matters including the tax effect of the sale of the Industrial Tire and wheel and baseband divisions.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended July 31, 1999, the Company generated $36,252,000 in cash from operating activities compared with $4,426,000 for 1998. Cash and cash equivalents at the end of the second quarter of 1999 totaled $20,224,000.

The Company's total long- and short-term debt-to-equity ratio was 1.09 to 1.00, and working capital was $89,635,000 at July 31, 1999. As of July 31, 1999, the Company had revolving loan commitments with commercial banks totaling $23,726,000 of which $9,591,000 was used. The Company believes its available cash and credit facilities are more than sufficient to meet its short-term requirements.

For the six months ended July 31, 1999, capital expenditures totaled $11,033,000 compared with $8,395,000 purchased during the corresponding 1998 period. Capital expenditures for new facilities, machinery, equipment and tooling over the preceding five years totaled approximately $88,567,000. Planned capital expenditures for 1999 are estimated at $19,210,000 and include $4,459,000 for implementation of an enterprise-wide software system to link all of the Company's core business systems. Implementation will be phased-in throughout the major operating units with completion scheduled for fiscal 2000. The Company plans to use operating cash flows, leases and existing credit facilities to fund 1999 capital expenditures.

At its August 1998 meeting, the Board authorized the repurchase up to 500,000 Cascade common shares from time to time in the open market. During the first two quarters the Company repurchased 175,600 shares at an average price of $10.53. Repurchases to date totaled 400,000 shares at an average price of $12.09.

During the first two quarters, the U.S. dollar strengthened against the major currencies included in the Company's financial consolidations. As a result, the cumulative translation adjustment in the consolidated balance sheet decreased shareholder's equity by $2,320,000 for the first six months.

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


The Company has initiated the implementation of an enterprise-wide resource planning (ERP) software system to link all of its core business systems. This implementation was the result of normal business migration to improved and expanded software systems to increase the Company's ability to improve its operational efficiency, reduce costs and enhance overall quality. As part of this implementation, the Company will also replace those software systems that will encounter the Year 2000 Issue. The portion of the project that address the Year 2000 issue was scheduled in phase I of the implementation. The Company has completed a substantial portion of phase I of the ERP project in the second quarter. The remaining portion of phase I is scheduled to be completed in the third quarter of 1999. The implementation of the other major operating units is scheduled for completion in fiscal year 2000. The total cost of the ERP project is estimated to exceed $14,000,000 including the $4,383,000 spent in the first six months of 1999. The ERP project is being funded through leases and operating cash flows.

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

The Company has evaluated data with regard to non-financial software and embedded chip technology to assess the impact of the Year 2000 on its non-financial systems such as manufacturing equipment, security equipment, etc. During the second quarter substantially all upgrades have been completed. The remaining upgrades are expected to be completed in the third quarter. The cost of achieving Year 2000 compliance for its non-financial systems, have not been and are not expected to be material.

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