Form 10-Q
period 1999-10-31
CASCADE CORP
filed 1999-12-15
CIK 18061

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

                 For the Quarterly Period Ended October 31, 1999


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

                2201 N.E. 201ST AVE., FAIRVIEW, OREGON 97024-9718
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

         Registrant's telephone number, including area code: (503) 669-6300

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO___

         The number of shares outstanding of the registrant's common stock as of October 31, 1999 was 11,439,890.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                  CASCADE CORPORATION AND SUBSIDIARY COMPANIES
                                     PART I


CONSOLIDATED BALANCE SHEET
        (in thousands, except share and per share data)
                                                                       October 31           January 31
                                                                          1999                 1999
                                                                     ----------------     ---------------
                                                                       (unaudited)
Assets

Current assets:
 Cash and cash equivalents                                           $        17,907      $       11,460
 Accounts receivable, less allowance
        for doubtful accounts of $1,124 and $1,009                            69,909              72,354
 Inventories, at average cost
        which is lower than market:
        Finished goods and components                                         30,881              44,496
        Goods in process                                                       2,749               2,309
        Raw materials                                                         12,844              15,210
                                                                     ----------------     ---------------
                                                                              46,474              62,015

 Deferred income taxes                                                           232                 254
 Prepaid expenses and other current assets                                     1,712               7,640
                                                                     ----------------     ---------------
          Total current assets                                               136,234             153,723

Property, plant and equipment, at cost less
        accumulated depreciation                                              88,270             100,075
Deferred income taxes                                                          6,147               3,370
Goodwill                                                                      74,093              86,462
Other assets                                                                   9,960               4,227
                                                                     ----------------     ---------------
          Total assets                                               $       314,704      $      347,857
                                                                     ================     ===============

Liabilities and Shareholders' Equity

Current liabilities:
 Notes payable to banks                                              $         9,050      $        9,817
 Current portion of long-term debt                                             7,610               6,510
 Accounts payable                                                             21,688              26,789
 Accrued payroll and payroll taxes                                             6,214               6,954
 Other accrued expenses                                                        9,463               9,105
                                                                     ----------------     ---------------
          Total current liabilities                                           54,025              59,175

Long-term debt                                                               114,108             142,783
Accrued environmental expenditures                                             7,228               7,228
Other liabilities                                                              4,240               3,228
                                                                     ----------------     ---------------
          Total liabilities                                                  179,601             212,414
                                                                     ----------------     ---------------

Mandatorily redeemable convertible preferred stock and minority
  interest                                                                    11,674              15,949

Shareholders' equity:
Common stock, $.50 par value, authorized
   20,000,000 shares; 11,567,388 and 11,715,488 outstanding                    5,784               5,858
Additional paid-in capital                                                       399                  --
Retained earnings                                                            129,295             125,065
Accumulated other comprehensive income:
        Cumulative foreign currency translation adjustments                  (11,820)            (11,200)
Treasury stock, at cost, 127,498 shares                                         (229)               (229)
                                                                     ----------------     ---------------
          Total shareholders' equity                                         123,429             119,494
          Total liabilities and
          shareholders' equity
                                                                     ----------------     ---------------
                                                                     $       314,704      $      347,857
                                                                     ================     ===============


The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF INCOME

(unaudited - in thousands, except per share and average share figures)


                                                        Three months ended             Nine months ended
                                                            October 31                     October 31
                                                   ----------------------------    ----------------------------
                                                           1999            1998            1999            1998
                                                   ------------    ------------    ------------    ------------
Net sales                                          $     82,470    $    105,660    $    249,678    $    317,945
                                                   ------------    ------------    ------------    ------------

Costs and expenses:
      Cost of goods sold, excluding depreciation         55,357          72,340         164,225         219,060
      Depreciation and amortization                       4,933           5,450          14,961          16,090
      Selling and administrative expenses                16,182          16,835          47,040          51,970
                                                   ------------    ------------    ------------    ------------
                                                         76,472          94,625         226,226         287,120
                                                   ------------    ------------    ------------    ------------

Operating income                                          5,998          11,035          23,452          30,825

      Interest expense                                    2,184           3,050           6,845           8,235
      Interest income                                      (158)           (240)           (687)           (555)
      Other expense (income), net                         1,991            (760)          2,192          (4,050)
                                                   ------------    ------------    ------------    ------------

Income before taxes                                       1,981           8,985          15,102          27,195
Income taxes                                                641           2,960           5,210           8,865
                                                   ------------    ------------    ------------    ------------

Net income                                         $      1,340    $      6,025    $      9,892    $     18,330
                                                   ============    ============    ============    ============

Basic earnings per share                           $       0.11    $       0.50    $       0.84    $       1.52
                                                   ============    ============    ============    ============

Diluted earnings per share                         $       0.11    $       0.46    $       0.79    $       1.39
                                                   ============    ============    ============    ============

Diluted weighted average shares outstanding          12,349,454      13,103,833      12,500,487      13,212,987
                                                   ============    ============    ============    ============


The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
        (unaudited - in thousands)


                                                                                            Nine months ended
                                                                                                 October 31
                                                                                    -----------------------------------
                                                                                         1999                1998
                                                                                    ---------------     ---------------
Cash flows from operating activities:
 Net income                                                                         $        9,892      $       18,330
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                                           14,961              16,090
    Deferred income taxes                                                                   (2,816)              1,353
    Loss (gain) on disposal of property                                                        890              (3,125)
Changes in operating assets and liabilities:
    Accounts receivable                                                                      2,445             (10,452)
    Inventories                                                                             15,541              (6,981)
    Prepaid expenses                                                                         5,928              (1,154)
    Accounts payable and accrued expenses                                                   (5,483)              5,097
    Accrued environmental expenditures                                                          --              (2,000)
    Other liabilities                                                                        1,012                 567
                                                                                    ---------------     ---------------
        Net cash provided by operating activities                                           42,370              17,725
                                                                                    ---------------     ---------------

Cash flows from investing activities:
Acquisition of property, plant and equipment                                               (13,246)            (13,886)
Proceeds from dispositions of property, plant and equipment                                 23,890               3,480
 Other assets                                                                               (7,529)              1,997
                                                                                    ---------------     ---------------
        Net cash provided by (used in) investing activities                                  3,115              (8,409)
                                                                                    ---------------     ---------------

Cash flows from financing activities:
 Payments on long-term debt                                                                (27,168)               (115)
 Notes payable to banks                                                                       (767)              9,050
 Repurchase of manditorily redeemable convertible
   preferred stock                                                                          (3,863)               (375)
 Repurchase of common stock                                                                 (1,846)             (4,064)
 Issuance of common stock                                                                       --                 271
 Cash dividends                                                                             (3,904)             (3,952)
                                                                                    ---------------     ---------------
        Net cash (used in) provided by financing activities                                (37,548)                815
                                                                                    ---------------     ---------------

Effect of exchange rate changes                                                             (1,490)             (5,442)
                                                                                    ---------------     ---------------

Increase in cash and cash equivalents                                                        6,447               4,689

Cash and cash equivalents at
 beginning of year                                                                          11,460              12,966
                                                                                    ---------------     ---------------

Cash and cash equivalents at end of period                                          $       17,907      $       17,655
                                                                                    ===============     ===============

Supplemental disclosure of cash flow information:
        Cash paid during the period for:
                   Interest                                                         $        5,325      $        5,246
                   Income taxes                                                     $        7,874      $       10,755
        Non-cash
                   Conversion of preferred stock into common stock                  $          413      $           --


The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)



                                            Common Stock            Additional
                                     --------------------------      Paid-In         Treasury
                                        Shares        Amount         Capital           Stock
------------------------------------------------------------------------------------------------
Balance at January 31,1999                  11,588    $   5,858     $        --      $     (229)

Net income                                      --           --              --              --
Dividends                                       --           --              --              --
Common stock repurchased                      (176)         (88)             --              --
Conversion of preferred stock                   28           14             399              --
Translation Adjustment                          --           --              --              --
                                     -----------------------------------------------------------
Balance at October 31, 1999                 11,440    $   5,784     $       399      $     (229)
                                     ===========================   =============    ============


                                                            Accumulated
                                                               Other
                                        Retained           Comprehensive        Comprehensive
                                        Earnings               Loss                 Income
-------------------------------------------------------------------------------------------------
Balance at January 31,1999              $    125,065      $        (11,200)     $             --

Net income                                     9,892                    --                 9,892
Dividends                                     (3,904)                   --                    --
Common stock repurchased                      (1,758)                   --                    --
Conversion of preferred stock                     --                    --                    --
Translation Adjustment                            --                  (620)                 (620)
                                     ------------------------------------------------------------
Balance at October 31, 1999             $    129,295      $        (11,820)     $           9,272
                                     ================    ==================   ===================



The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION

NOTE 1 - INFORMATION ABOUT OPERATIONS
(In thousands)


Nine months ended
October 31, 1999                           North America         Europe              Other        Eliminations    Consolidation
----------------------------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers              $ 155,214          $ 68,154           $ 26,310       $     --           $ 249,678
Transfer between areas                          19,472            25,604                352        (45,428)                 --
----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                  174,686            93,758             26,662        (45,428)            249,678
----------------------------------------------------------------------------------------------------------------------------------
Net income                                       9,773               417               (298)            --               9,892
----------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                          $ 175,567          $ 95,957           $ 43,180       $     --           $ 314,704
----------------------------------------------------------------------------------------------------------------------------------

October 31, 1998
----------------------------------------------------------------------------------------------------------------------------------

Sales to unaffiliated customers              $ 205,273          $ 87,722           $ 24,950       $     --           $ 317,945
Transfer between areas                          20,127             9,373                308        (29,808)                 --
----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                  225,400            97,095             25,258        (29,808)            317,945
----------------------------------------------------------------------------------------------------------------------------------
Net income                                      14,078             3,853                399                             18,330
----------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                          $ 221,242         $ 112,618           $ 34,207       $     --           $ 368,067
----------------------------------------------------------------------------------------------------------------------------------

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS     (unaudited)

NOTE 2 - DIVESTITURES

The consolidated financial statements for the nine months ended October 31, 1999, reflect the sale of assets and the purchasers assumption of certain liabilities of the Company's Industrial Tire Division and the wheel and baseband manufacturing operations of its Kenhar Division in Guelph, Ontario to Maine Rubber Company on April 29, 1999. The sale price for the assets was $38,892,651
(US). Of this Maine Rubber Company paid (1) $26,808,737 (US) in cash, and (2) $7,307,552 (US) in the form of a junior subordinated note to be paid over four years, and assumed $4,776,362 (US) in liabilities. The note bears interest at a rate of 8% per annum and is unsecured. During the year ended January 31, 1999 the Industrial Tire and wheel and baseband divisions contributed approximately $45,158,000 in net sales. For the nine months ended October 31, 1999 and 1998 net sales were approximately $10,145,000 and $33,324,000 respectively.

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


ITEM 5.            OTHER INFORMATION

                                        None


ITEM 6.            EXHIBIT AND REPORTS ON FORM 8-K

                   (A) EXHIBITS
                          11.    Computation of Earnings Per Share

                   (B) REPORTS ON FORM 8-K
                       Cascade Corporation filed no reports on Form 8-K during the quarter ended October 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended October 31, 1999 totaled $82,470,000, a decrease of 21.9% compared to sales of $105,660,000 recorded in the third quarter of 1998. The lower consolidated net sales reflect the divestiture of the mast business unit in January 1999 and the Industrial Tire and baseband operating divisions in April 1999. Sales for the divested divisions were approximately $23,176,000 and $69,671,000 for the three months and nine months ended October 31, 1998. Net income for the third quarter of 1999 was $1,340,000 ($.11 per share) or 77.8% lower than net income of $6,025,000 ($.46 per share) for the corresponding 1998 period. Net income for the third quarter reflects charges of $3,286,000 stemming from the integration of operations acquired over the past three years and steps taken to assure consistency of global financial reporting. Net income for the quarter prior to the charges was $4,626,000 ($.37 per share) and was an improvement over second quarter net income of $4,442,000 and prior year's income after adjustment for the divestitures of $4,492,000. Expressed as a return on sales, net income for the third quarter of 1999 was 1.6% (5.6% prior to charges) compared to 5.7% for the corresponding 1998 quarter.

Consolidated net sales for the first nine months of 1999 totaled $249,678,000; a decrease of 21.5% compared to sales of $317,945,000 recorded in the first nine months of 1998. The sales decrease is due primarily to the divestitures noted above. Net income for the first nine months of 1999 was $9,892,000 ($.79 per share). Earnings for the nine months included a $1,085,000 loss ($.09 per share after tax) from the sale of the Industrial Tire and baseband operating divisions and charges of $3,286,000 ($.26 per share after tax) stemming from the integration of operations acquired over the past three years and steps taken to assure consistency of global financial reporting. Neither of these items are expected to have a material impact on future periods. Net income for the first nine months of 1998 was $18,330,000 ($1.39 per share) which included a land sale gain of $1,628,000 ($.12 per share after tax). Net income excluding items that are not expected to have a future impact on earnings for the first three-quarters was lower by 14.6% in 1999, $14,263,000 compared with $16,702,000 for 1998.

Excluding divested operations, sales for the nine months of 1999 were $239,533,000 a decrease of 3.5% from sales of $248,274,000 in the comparable 1998 period. Gross profit percentage excluding the divested operations increased slightly to 34.8% in 1999 from 33.9% in 1998.

Third quarter sales increased 6.1% over second quarter sales, $82,470,000 compared with $77,709,000. Sales in the North America market strengthened while the European lift industry remained flat from second quarter levels. Asian markets continue their slow recovery, which is encouraging for our long-term performance.

On April 29, 1999, we completed the sale of all the operating assets and certain liabilities of the Industrial Tire division as well as the Fork Products division's baseband manufacturing operations to Maine Rubber Company. Industrial Tire division revenues had increased over 35%, with improving profitability, since Cascade acquired it. However, we did not see the prospect of achieving all the synergies originally anticipated and concluded that our management efforts and investment resources would be more effective if allocated to enhancing shareholder value through continued focus on the Company's core attachment and fork businesses. While this divestiture will reduce revenues in the coming year, division profit margins were low, and we do not expect a significant impact on future operating results.

The Company continues to strive to lower product costs by improving manufacturing methods and processes as we focus on core business activities. The divestiture of the lower margin mast and tire operations has further contributed to the reduction in cost of goods sold as a percentage of sales. Cost of sales during the third quarter of 1999 and 1998 was $55,357,000 and $72,340,000, respectively. For the third quarter of 1999 and 1998, cost of sales as a percentage of net sales was 67.1% and 68.5%. Third quarter 1999 cost of sales includes a $2,508,000 (3% of sales) for inventory adjustment, which recognizes changes in manufacturing processes and our customer base. The reserve is included in the special charges to third quarter 1999 income. For the nine months ended October 31, 1999 and 1998 cost of goods sold as a percentage of sales was 65.8% and 68.9%, respectively.

Depreciation and amortization expense decreased to $4,933,000, 6.0% of net sales during the third quarter of 1999, from $5,450,000, 5.2% of net sales for the prior year period. For the nine months ended October 31, 1999 depreciation and amortization expense was $14,961,000, 6.0% of sales compared with $16,090,000 and 5.1% of sales for the prior year period. The decrease in depreciation and amortization expense resulting from our divestitures was based to some degree by the impact of heavy spending for the most significant phase of our enterprise resource planning (ERP) implementation. These expenditures, combined with the lower sales volume, resulted in the increased percentage as it relates to net sales.

Selling and administrative expenses increased for the third quarter of 1999 to $16,182,000, 19.6% of net sales, versus $14,643,000, 18.8% of net sales for the second quarter of the year, and $16,215,000, 18.1% of net sales during the first quarter of 1999. Year to date selling and administrative expense was $47,040,000, 18.8% compared with $51,970,000, 16.3% for 1998.
Through management's efforts to build a worldwide infrastructure to support continuing growth in its core businesses, a charge of $979,000 was included in selling and administrative expenses relating to enlistment of key financial management, the combination of two operating divisions in the United Kingdom and certain other matters. The 1999 results continue to reflect the implementation of cost controls imposed to reduce selling and administrative expenses relative to historic sales levels. The divestiture of the mast and Industrial Tire Divisions further reduced selling and administrative expenses as compared with the prior year.

Third quarter 1999 interest expense of $2,184,000 was lower than the $3,050,000 recorded in the 1998 period. Year to date interest expense was $6,845,000 compared with $8,235,000 for the prior year. The lower interest expense reflects reduction in long-term debt from the cash proceeds of the divestiture of the mast business unit and the Industrial Tire Division.

Other expense for the nine months consists primarily of the loss recognized on the sale of the Industrial Tire and baseband-manufacturing divisions offset by currency transaction gains recorded. Other income for 1998 period resulted primarily from the gain from the sale of an undeveloped parcel of land and currency transaction gains recorded as result of the strengthening US dollar.

The effective tax rate for the nine months ended October 31, 1999 was 34.5% compared with 32.6% for the same period of 1998 and 31.6% for the year ended January 31, 1999. The increase in the rate is due to numerous minor changes in tax matters including the tax effect of the sale of the Industrial Tire and wheel and baseband divisions.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended October 31, 1999, the Company generated $42,370,000 in cash from operating activities, including certain divestiture-related proceeds, compared with $17,725,000 for 1998. Cash and cash equivalents at the end of the third quarter of 1999 totaled $17,907,000.

The Company's total long- and short-term debt-to-equity ratio was 1.06 to 1.00, and working capital was $82,209,000 at October 31, 1999. As of October 31, 1999, the Company had revolving loan commitments with commercial banks totaling $24,352,000 of which $9,050,000 was used. We believe our available cash and credit facilities are more than sufficient to meet its short-term requirements.

The Company's loan commitments include restrictive covenants. Its lenders have waived certain dividend restrictions in connection with open market stock repurchases during the quarters ended April 30, 1999 and July 31, 1999 and have since amended the dividend covenant. The Company is in compliance will all covenants.

For the nine months ended October 31, 1999, capital expenditures totaled $13,246,000 compared with $13,886,000 purchased during the corresponding 1998 period. Capital expenditures for new facilities, machinery, equipment and tooling over the preceding five years totaled approximately $86,025,000. Planned capital expenditures for 1999 are estimated at $19,210,000, including the implementation of phase I of an enterprise-wide software system to link all of the Company's core business systems. Implementation will be phased-in throughout the major operating units with completion scheduled for fiscal 2001. The Company plans to use operating cash flows, leases and existing credit facilities to fund 1999 capital expenditures. Cash flow from investing activities provided a $3,115,000 cash inflow, consisting primarily of proceeds from the divestiture of the

Industrial Tire and the wheel and baseband divisions net of the additional spending on capital acquisitions relating to the ERP project.

Cash flow from financing activities was a use of $37,548,000 cash, received primarily from the sale of the Industrial Tire and wheel and baseband divisions, to pay down long term debt, and the repurchase of Cascade common shares and exchangeable preferred shares issued by a Canadian subsidiary.

At its August 1998 meeting, the Board authorized the repurchase up to 500,000 Cascade common shares from time to time in the open market. During the first two quarters the Company repurchased 175,600 shares at an average price of $10.53. 400,000 shares have been purchased to date at an average price of $12.09.

During the first nine months, the U.S. dollar strengthened against the major currencies included in the Company's financial consolidations. The resulting cumulative translation adjustment in the consolidated balance sheet decreased shareholders' equity by $620,000 for the first nine months.

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

The Company has initiated the implementation of an enterprise-wide resource planning (ERP) software system to link all of its core business systems. This implementation was the result of normal business migration to improved and expanded software systems to increase the Company's ability to improve its operational efficiency, reduce costs and enhance overall quality. As part of this implementation, the Company has replaced those software systems that would have encountered the Year 2000 Issue. The portion of the project that addresses the Year 2000 issue was scheduled in phase I of the implementation. The Company has completed a substantial portion of phase I of the ERP project. The remaining portion of phase I was completed in the fourth quarter of 1999. The implementation of the other major operating units is scheduled for completion in fiscal year 2000 and 2001. The total cost of the ERP project is estimated to exceed $14,000,000 including the $5,805,000 spent in the first nine months of 1999. The ERP project is being funded through leases and operating cash flows.

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

The Company has evaluated data with regard to non-financial software and embedded chip technology to assess the impact of the Year 2000 on its non-financial systems such as manufacturing equipment, security equipment, etc. During the second and third quarters, substantially all upgrades have been completed. The cost of achieving Year 2000 compliance for its non-financial systems, have not been and are not expected to be material.

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


                                                CASCADE CORPORATION


                 12/15/99                       /s/ Kurt G. Wollenberg
            -------------------                 --------------------------------
                  Date                               Kurt G. Wollenberg,
                                                     Senior Vice President/
                                                     Chief Financial Officer