Form 10-K
period 2000-01-31
CASCADE CORP
filed 2000-04-28
CIK 18061

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-K

           /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2000

           / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period From ____ to ____

                                   ---------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. / /

The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 2000 was $125,838,790.

The number of shares outstanding of the registrant's common stock as of March 31, 2000 was 11,439,890.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1999 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV. Portions of the definitive Proxy Statement dated April 2000 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 11, 2000 are incorporated by reference into Parts I and III.

===============================================================================

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART I
    ITEM 1.   BUSINESS                                                          1
                General                                                         1
                Attachment Products                                             1
                Fork Products                                                   2
                Other                                                           3

    ITEM 2.   PROPERTIES                                                        4

    ITEM 3.   LEGAL PROCEEDINGS                                                 4

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
                OF SECURITY HOLDERS                                             4

PART II
    ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS                                     5

    ITEM 6.   SELECTED FINANCIAL DATA                                           5

    ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                             5

    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       8

    ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE                          8

PART III
    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                8

    ITEM 11.  EXECUTIVE COMPENSATION                                            8

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT                                                  8

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    9

PART IV
    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K                                             9

SIGNATURES                                                                     10



NOTE: All references to the fiscal year (i.e. Fiscal 1997, 1998 and 1999) refer to the period ended January 31 of the year subsequent to the fiscal year (i.e. January 31, 1998, January 31, 1999, and January 31, 2000).

                                     PART I

ITEM 1.   BUSINESS

GENERAL

          Cascade Corporation is a corporation organized in 1943 under the laws of the State of Oregon. The term "the Company" includes Cascade Corporation and subsidiaries. The Company's headquarters are located at 2201 N.E. 201st Ave. Fairview, Oregon 97024 (telephone number 503-669-6300).

          The Company has for many years been one of the world's leading manufacturers of attachments, hose reels, sideshifters, hydraulic cylinders and related replacement parts, primarily for the lift truck industry. Acquisitions in 1996 and 1997 expanded the Company's attachment and hydraulic cylinder capabilities, and broadened its focus to include forks, also primarily for the lift truck industry. The Company divested its Mast Division in January, 1999, and its Industrial Tires Limited subsidiary in April, 1999, and is now focused on its primary attachment and fork business.

          Following these acquisitions and divestitures, the Company organized itself into two basic divisions: Attachment Products and Fork Products, however both divisions serve the lift truck industry. A description of each group follows:

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

          Since the Attachment Products division deals with lift truck manufacturers and their dealers, a substantial portion of its sales are to a few major customers, none of which account for more than 10% of the division's total sales.

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

FORK PRODUCTS

          In March 1997, the Company established the Fork Products division with the purchase of Kenhar Corporation (see note 10 to the 1999 Annual Report to Shareholders). Forks are certified lifting devices and subject to strict design, construction and safety requirements established by industry associations and the International Standards Association. The Fork Products division continues to market under the Kenhar brand name. Kenhar forks are carefully designed and engineered products requiring specially formulated steel, a manufacturing process which strengthens the "heel", certified welding of the brackets which hold them to the carriage and heat treatment of the finished product.

          The Fork Products division presently offers a wide variety of both standardized and specialized forks. Fork characteristics are dictated by the expected capacity to be lifted, the characteristics of the load, the ambient environment in which they are employed, the terrain over which the load will be moved and the operational life cycle of the vehicle using the fork. Accordingly, while there are some standard fork products, the market demands a wide range of forks in custom sizes and shapes.

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

          As with attachments, the division's sales are primarily related to the lift truck industry. A substantial portion of its sales are to a few major customers. During 1999, the division's largest customer accounted for 14.0% of its sales, while sales to its next largest customer were 7.6%.

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

          Headquarters of this division are located in Portland, Oregon. North American manufacturing activities are conducted in plants in Guelph, Canada and Findlay, Ohio. Overseas manufacturing sites include Manchester, United Kingdom; La Machine, France; Brescia, Italy; Hebei, China; and Inchon, South Korea.

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

OTHER
RESEARCH AND DEVELOPMENT

          Most of the Company's research and development activities are performed in a 28,000-square-foot product development center in Portland, Oregon. The engineering staff develops and designs almost all of the products sold by the Company. This staff is continually involved in developing new products and applications in the materials handling field and improving existing lines.

ENVIRONMENTAL QUALITY

          From time to time the Company is the subject of investigations, conferences, discussions, and negotiations with various federal, state, local and foreign agencies with respect to cleanup of hazardous waste and compliance with environmental laws and regulations. The balance of the response to this section of Item 1 is incorporated by reference to Note 12 of the 1999 Annual Report to Shareholders and the information contained in "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

EMPLOYEES

          At January 31, 2000 the Company had 1,842 full-time employees throughout the world. The majority of these employees are not subject to collective bargaining agreements. The Company believes relations with its employees are excellent.

FOREIGN OPERATIONS

          The Company has substantial operations outside the United States. There are additional business risks attendant to the Company's foreign operation such as the risk that the relative value of the underlying local currencies may weaken when compared to the U.S. dollar. For further information about foreign operations, please see Note 14 of the 1999 Annual Report to Shareholders.

FORWARD-LOOKING STATEMENTS

          Forward-looking statements throughout this report are based upon assumptions involving a number of risks and uncertainties. Factors which could cause actual results to differ materially from these forward-looking statements include, but are not limited to competitive factors in, and the cycli-cal nature of, the materials handling industry; fluctuations in lift truck orders or deliveries, availability and cost of raw materials; general business and economic conditions in North America, Europe and Asia; foreign currency fluctuations; effectiveness of the Company's cost reduction initiatives; and the Company's success in organizationally and operationally integrating recently acquired businesses.

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

ITEM 3.   LEGAL PROCEEDINGS

          Neither the Company nor any of its subsidiaries are involved in any material pending legal proceedings other than litigation related to environmental matters discussed in Note 12 to the Consolidated Financial Statements included in the 1999 Annual Report to Shareholders, or matters in the regular course of business. The Company and its subsidiaries are adequately insured against product liability, personal injury and property damage claims which may occasionally arise.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          As of January 31, 2000, there were 362 holders of the Company's common stock including blocks of shares held by various depositories. It is the Company's belief that when the shares held by the depositories are attributed to the beneficial owners, the total exceeds 2,500. The remainder of the response to this Item is incorporated by reference to page 16 of the 1999 Annual Report to Shareholders.
          During the year ended January 31, 1998, a Canadian subsidiary of the Company issued 1,100,000 preference shares in connection with the acquisition of Kenhar Corporation, each exchangeable for one common share of the Company. The preference shares were issued in an exempt private offering transaction. A Form S-3 Registration covering these shares became effective in October, 1998. A subsidiary of the Company repurchased 300,000 of these shares in connection with the sale of the Mast Division in January, 1999, and 800,000 shares remain outstanding. Absent registration, Rule 144 would apply to sales of such common shares.
          During the year ended January 31, 1998, a Canadian subsidiary of the Company issued 330,000 shares of preferred stock in connection with the purchase of Industrial Tires, Limited, each exchangeable for one common share of the Company. Repurchase of these shares was completed during the year ended January 31, 2000.
          The Company also issued 225,000 common shares in connection with the acquisition of Hyco-Cascade Ltd., and 29,006 common shares in connection with the acquisition of minority interests in two subsidiaries of Kenhar, all in exempt private offering transactions. A Form S-3 Registration covering these shares became effective in October, 1998. Absent registration, Rule 144 would apply to sales of such common shares.

ITEM 6.   SELECTED FINANCIAL DATA

          Pages 1 through 15 of the 1999 Annual Report to Shareholders is incorporated by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET REVENUES

          Consolidated net sales for the fiscal year ended January 31, 2000 totaled $324,778,000, a 20.4% decrease from sales of $407,930,000 for the prior year. Prior year sales include the mast business unit, divested in January 1999 and the Industrial Tire Division, sold in April 1999. Fourth quarter sales of $75,099,000 were 16.5% lower than the $89,985,000 reported in the prior year fourth quarter, also primarily due to the divestitures noted above. Adjusting for the divestitures, comparable consolidated net sales for year over year reflects an increase of 2.3% or $314,046,000 for fiscal year 1999 versus $306,844,000 for fiscal year 1998. Consolidated net sales for 1998 were 10.3% higher than the $369,865,000 reported in 1997.

COST OF SALES

          As a percentage of sales, cost of sales was 66.0% in 1999, 68.9% in 1998, and 70.2% in 1997. The percentage decreased in 1999 as a result of a combination of selected price increases, cost reduction efforts, additional manufacturing efficiencies, and the divestitures of the mast business in

January of 1999 and the Industrial Tire Division in April of 1999 which had incurred a significantly higher cost of sales as a percentage of revenues. (See Note 1 to the Consolidated Financial Statements included in the 1999 Annual Report.) The percentage decreased in 1998 compared to 1997 as a result of a combination of selected price increases, cost reduction efforts, and additional manufacturing efficiencies gernerated from higher factory throughput.

DEPRECIATION AND AMORTIZATION

          Depreciation and Amortization expense was $18,386,000, $21,550,000, and $20,280,000 in 1999, 1998 and 1997, respectively. As a percentage of sales, depreciation and amortization was 5.7% in 1999, 5.3% in 1998 and 5.5% in 1997. The increase in the current year is due to the fact that ITL and the Mast business, both now divested, had sales that were proportionately greater than their depreciation and amortization expense. The decrease between 1998 and 1997 resulted from the purchase of Kenhar Corporation in March of 1997. A full year of Kenhar depreciation was taken in 1998 and only a partial year of Kenhar depreciation was taken in 1997.

SELLING AND ADMINISTRATIVE EXPENSES

          Selling and Administrative Expense was $61,238,000 in 1999, $68,500,000 in 1998, and $64,100,000 in 1997. The reduction in Selling and
Administrative Expense in 1999 was a result of cost reduction efforts and the divestiture of the mast business in January of 1999 and the divestiture of the Industrial Tire Division in April of 1999. The overall increase in 1998 compared to 1997 was to support increased sales growth.

          As a percentage of net sales, selling and administrative expenses were 18.9% in 1999, 16.8% in 1998, and 17.3% in 1997. The increase in 1999 compared to 1998 resulted from the divestitures of the mast business in January of 1999 and the Industrial Tire Division in April of 1999. These businesses incurred a significantly lower selling and administrative expense as a percentage of revenues. The decrease in 1998 compared to 1997 resulted from the purchase of Kenhar Corporation in March of 1997 which had lower selling and administrative expense as a percentage of revenues

ENVIRONMENTAL EXPENSES, NET

          Environmental expenses in 1999 include a $12,000,000 addition to the environmental reserve. The charge resulted from a review of potential environmental exposures including an adverse decision rendered March 24, 2000, by the Ninth Circuit Court of Appeals in a CERCLA recovery action brought in 1989 by The Boeing Company. The Boeing Company and Cascade are each remediating groundwater contamination in the vicinity of their neighboring plant sites. (See Note 12 to the Consolidated Financial Statements included in the 1999 Annual Report)

NONOPERATING ITEMS

          Interest expense was $8,686,000, $10,940,000 and $9,440,000 in
1999, 1998 and 1997, respectively. In 1999 the Company paid down debt from funds received from divestitures. In 1997, the Company issued additional debt to fund business acquisitions.

          Other expense of $4,039,000 in 1999 included special charges that stem from the integration of operations acquired over the past three years, steps taken to assure consistency of global financial reporting and the loss on the sale of ITL. Other income of $4,755,000 in 1998 included the gain on the sale of two parcels of land.

TAXES

          The effective tax rate decreased from 31.6% in 1998 to 30.6% in 1999 due primarily to the increase in U.S. foreign tax credits attributed to foreign earnings not yet repatriated. The effective tax rate decreased from 34.4% in 1997 to 31.6% in 1998 due primarily to a one-time tax refund received in the United Kingdom.

NET INCOME

          Net income for the year of $4,934,000 ($.40 per share) was 76.9% below the $21,370,000 ($1.63 per share) reported in 1998. This year's results include special charges that stem from the integration of operations acquired over the past three years, steps taken to assure consistency of global financial reporting, the sale of the Industrial Tire Division and the significant environmental charge discussed above.

          Adjusting for above noted divestitures and non-recurring items, comparable operating results were $17,700,000 ($1.42 per share) versus $17,300,000 ($1.32 per share) or 2.3% higher than the prior year. The 7.6% increase in earnings per share after the above noted adjustments also reflects share repurchases during fiscal 1998. We consider the results from continuing operations to be in line with our expectations for gross margin improvements and within the framework of our comprehensive restructuring and ERP implementation programs.

          Forecasts for 2000 are for comparable results in both revenues and margins. The Company has worked hard in 1999 to improve margins and reduce the cost of doing business, and will continue to take steps to be as efficient as possible in 2000 and coming years.

          Net income for 1997 was $21,040,000 ($1.60 per share), which included $9,770,000 after tax ($.74 per share) resulting from insurance settlements related to environmental litigation. 1998 operating results showed strong improvement over 1997 as a result of improvements in Australia and China.

LIQUIDITY AND CAPITAL RESOURCES

          For the year ended January 31, 2000, capital expenditures totaled $16,834,000, compared to $15,459,000 for 1998 and $15,453,000 for 1997.
Planned capital expenditures for 2000 are $12,000,000.

          Dividends declared for each of 1999, 1998 and 1997 totaled $.40 per share.

          The Company's financial condition remains strong. The balance sheet shows $23,188,000 in cash and cash equivalents at January 31, 2000. Together with established short-term lines of credit totaling $22,872,000, management believes these resources are more than sufficient to meet planned short-term needs and provide for working capital requirements associated with projected growth.

          Net cash provided by operating activities was $50,135,000 in 1999 compared to 20,702,000 in 1998 and $15,701,000 in 1997. The increase in 1999 was pimarily due to decreases in accounts receivable, inventories, and prepaid expenses and increases in accounts payable and accrued environmental expenditures. The increase in 1998 was primarily due to a decrease in deferred income taxes and an increase in accounts payable.

          The Company's debt to equity ratio improved from 1.33 to 1.00 at January 31, 1999, to 1.09 to 1.00 at January 31, 2000.

          The US dollar strengthened when compared to most foreign currencies where the Company has substantial operations. As a result, foreign currency translation adjustments decreased shareholders' equity by $4,743,000 ($.38 per share) in 1999. Translation adjustments resulted in decreases in shareholders' equity of $3,184,000 ($.24 per share) and $6,874,000 ($.52 per share) in 1998 and 1997.

IMPACT OF THE YEAR 2000 ISSUE

          The Company experienced no material problems regarding the year 2000 Issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Some of the Company's computer programs that have date-sensitive software may have recognized a date using "00" as the year 1900 rather than the year 2000.

          The Company initiated the implementation of an enterprise-wide resource planning (ERP) software system to link all of its core business systems throughout the Company. This implementation was the result of normal business migration to improved and expanded software systems to increase the Company's ability to improve its operational efficiency, reduce costs and enhance overall quality. As part of this implementation, the Company replaced those business systems that it believed would encounter the Year 2000 Issue. The Company plans to complete the ERP project in the year 2002. The total cost of the ERP project will approximate $16,000,000, including $6,107,000 and $8,268,000 spent during fiscal 1999 and 1998 and is being funded through leases and operating cash flows.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Pages 3 through 15 of the 1999 Annual Report to Shareholders are incorporated by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The definitive Proxy Statement dated April 13, 2000 is incorporated by reference.

         The term of office of all officers is one year. Names, ages and positions of all executive officers of Cascade Corporation follow.

-----------------------------------------------------------------------------------------------------
                                 Year First
                                  Elected
Name                      Age     Officer                       Present Position
-----------------------------------------------------------------------------------------------------
Robert C. Warren, Jr.      51       1984      President, Chief Executive Officer and Director
Gregory S. Anderson        51       1991      Vice President - Human Resources
Richard S. Anderson        52       1996      Senior Vice President - International
Terry H. Cathey            52       1993      Senior Vice President - North America
Robert L. Mott             58       1996      Vice President - OEM Product Group
Kurt G. Wollenberg         50       1997      Senior Vice President - Finance, Chief Financial Officer,
                                              Secretary and Treasurer
Charlie S. Mitchelson      45       1999      Vice President and Managing Director - Europe
Art Otsuka                 60       2000      Vice President - Asian Operations
Anthony F. Spinelli        57       1999      Managing Director - Canadian Operations
-----------------------------------------------------------------------------------------------------

ITEM 11.  EXECUTIVE COMPENSATION

          The definitive Proxy Statement dated April, 13 2000 is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The definitive Proxy Statement dated April, 13 2000 is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The definitive Proxy Statement dated April 13, 2000 is incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

INDEX TO FINANCIAL STATEMENTS

    (a)   1.   CONSOLIDATED FINANCIAL STATEMENTS

          The Consolidated Financial Statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 28, 2000 appearing on pages 3 to 15 of the accompanying 1999 Annual Report are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and information incorporated in Items 1,3, 5, 6, 7, and 8, the 1999 Annual Report is not to be deemed filed as part of this report.

          2.   FINANCIAL STATEMENT SCHEDULES--1999, 1998 AND 1997

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

          3.   EXHIBITS

               1.   Bylaws, as amended through February 11, 1999.
               2.   Basic documents incorporated by reference:
                    - Articles of Incorporation filed with the Commission May 28, 1965.
                    - Amendment to Articles of Incorporation filed in Proxy Statement for annual meeting of shareholders May 12, 1987, filed with the Commission April 14,1988.
                    - Amendment to Articles of Incorporation filed in Proxy Statement for annual meeting of shareholders May 9, 1989, filed with the Commission April 27, 1990.
                    - Specimen copy of stock certificate, filed as Exhibit 4-1 to Form S-1, filed with the Commission May 28, 1965.
                    - Amendment to Articles of Incorporation included in the Proxy Statement for Annual Meeting of Shareholders
                         May 13, 1997, filed with the Commission April 13,
                         1997.

    (b)   REPORTS ON FORM 8-K
          No reports on Form 8-K were filed during the last quarter of fiscal 1999.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant, CASCADE CORPORATION has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CASCADE CORPORATION

                               /s/ Kurt G. Wollenberg
                               -----------------------------------------------
                               By: Kurt G. Wollenberg
                                   SENIOR VICE PRESIDENT - FINANCE AND
                                   CHIEF FINANCIAL OFFICER
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)


         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ C. Calvert Knudsen    April 27, 2000   /s/ Robert C. Warren, Jr. April 27, 2000
----------------------------------------   ----------------------------------------
C. Calvert Knudsen, DIRECTOR        Date   Robert C. Warren, Jr.               Date
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER,
                                           DIRECTOR


/s/ Eric Hoffman          April 27, 2000   /s/ Greg H. Kubicek       April 27, 2000
----------------------------------------   ----------------------------------------
Eric Hoffman, DIRECTOR              Date   Greg H. Kubicek, DIRECTOR           Date


/s/ Nicholas R. Lardy     April 27, 2000   /s/ Ernest C. Mercier     April 27, 2000
----------------------------------------   ----------------------------------------
Nicholas R. Lardy, DIRECTOR         Date   Ernest C. Mercier, DIRECTOR         Date


/s/ James S. Osterman     April 27, 2000   /s/ Jack B. Schwartz      April 27, 2000
----------------------------------------   ----------------------------------------
James S. Osterman, DIRECTOR         Date   Jack B. Schwartz,                   Date
                                           ASSISTANT SECRETARY, DIRECTOR


/s/ Henry W. Wessinger II April 27, 2000   /s/ Nancy Wilgenbusch     April 27, 2000
----------------------------------------   ----------------------------------------
Henry W. Wessinger II, DIRECTOR     Date   Nancy Wilgenbusch, DIRECTOR         Date

                                      10