Form 10-Q
period 2000-04-30
CASCADE CORP
filed 2000-06-14
CIK 18061

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

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13
           OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-12557

                            ------------------------

                              CASCADE CORPORATION
             (Exact name of registrant as specified in its charter)

                OREGON                                      93-0136592
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

         2201 N.E. 201ST AVE.
           FAIRVIEW, OREGON                                 97024-9718
(Address of principal executive office)                     (Zip Code)

       Registrant's telephone number, including area code: (503) 669-6300

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

The number of shares outstanding of the registrant's common stock as of April 30, 2000 was 11,439,890.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  CASCADE CORPORATION AND SUBSIDIARY COMPANIES

                                     PART 1

                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                               APRIL 30     JANUARY 31
                                                                 2000          2000
                                                              -----------   ----------
                                                              (UNAUDITED)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 13,808     $ 23,188
  Accounts receivable, less allowance for doubtful accounts
    of $2,700 and $1,511....................................      59,442       54,934
  Inventories, at average cost which is lower than market:
    Finished goods and components...........................      31,827       34,712
    Goods in process........................................       1,577        1,654
    Raw materials...........................................      10,268       11,121
                                                                --------     --------
                                                                  43,672       47,487
  Deferred income taxes.....................................       3,994        3,544
  Prepaid expenses and other................................       3,546        1,693
                                                                --------     --------
    Total current assets....................................     124,462      130,846
Property, plant and equipment, at cost less accumulated
  depreciation..............................................      82,607       86,716
Deferred income taxes.......................................       9,200        9,356
Goodwill....................................................      74,706       75,179
Other assets................................................       9,940       10,597
                                                                --------     --------
    Total assets............................................    $300,915     $312,694
                                                                ========     ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks....................................    $  8,690     $  8,408
  Current portion of long-term debt.........................       6,124        6,137
  Accounts payable..........................................      21,570       22,960
  Accrued payroll and payroll taxes.........................       6,001        5,707
  Accrued environmental expenses............................       7,910        7,910
  Other accrued expenses....................................      10,903       13,557
                                                                --------     --------
    Total current liabilities...............................      61,198       64,679
Long-term debt..............................................      99,572      109,043
Accrued environmental expenses..............................       9,989       10,405
Other liabilities...........................................       4,250        4,260
                                                                --------     --------
    Total liabilities.......................................     175,009      188,387
                                                                --------     --------
Exchangeable preferred stock and minority interest..........      11,374       11,374
                                                                --------     --------
Shareholders' equity:
Common stock, $.50 par value, authorized 20,000,000 shares;
  11,439,890 shares outstanding.............................       5,784        5,784
Additional paid-in capital..................................         399          399
Retained earnings...........................................     126,869      122,922
Accumulated other comprehensive income:
  Cumulative foreign currency translation adjustments.......     (18,291)     (15,943)
Treasury stock, at cost, 127,498 shares.....................        (229)        (229)
                                                                --------     --------
    Total shareholders' equity..............................     114,532      112,933
                                                                --------     --------
    Total liabilities and shareholders' equity..............    $300,915     $312,694
                                                                ========     ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                  CASCADE CORPORATION AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENT OF INCOME

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                THREE MONTHS ENDED
                                                                     APRIL 30
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Net sales...................................................  $   91,982   $   89,500
                                                              ----------   ----------
Costs and expenses:
  Cost of goods sold, excluding depreciation................      60,421       58,830
  Depreciation and amortization.............................       4,421        5,220
  Selling and administrative expenses.......................      16,662       16,215
                                                              ----------   ----------
                                                                  81,504       80,265
                                                              ----------   ----------
Operating income............................................      10,478        9,235
  Interest expense..........................................       1,955        2,385
  Interest income...........................................        (390)        (115)
  Other expense, net........................................         639          695
                                                              ----------   ----------
Income before income taxes..................................       8,274        6,270
Income taxes................................................       3,103        2,160
                                                              ----------   ----------
Net income..................................................  $    5,171   $    4,110
                                                              ==========   ==========
Basic earnings per share....................................  $     0.45   $     0.35
                                                              ==========   ==========
Diluted earnings per share..................................  $     0.42   $     0.33
                                                              ==========   ==========
Diluted weighted average shares outstanding.................  12,239,890   12,639,138
                                                              ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                  CASCADE CORPORATION AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           (UNAUDITED--IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   APRIL 30
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Net income................................................  $ 5,171    $ 4,110
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    4,421      5,220
    Provision for bad debts.................................    1,200
    Deferred income taxes...................................     (294)    (3,069)
    Loss on disposal of property............................       --      1,025
Changes in operating assets and liabilities:
  Accounts receivable.......................................   (5,708)     9,952
  Inventories...............................................    3,815     13,508
  Prepaid expenses and other................................   (1,852)    (1,105)
  Accounts payable and accrued expenses.....................   (4,166)    (7,587)
  Other liabilities.........................................      (10)       625
                                                              -------    -------
    Net cash provided by operating activities...............    2,577     22,679
                                                              -------    -------
Cash flows from investing activities:
  Acquisition of property, plant and equipment..............   (1,184)    (4,334)
  Proceeds from disposition of property, plant and
    equipment...............................................       54     22,949
  Other assets..............................................        7     (6,668)
                                                              -------    -------
    Net cash provided by (used in) investing activities.....   (1,123)    11,947
                                                              -------    -------
Cash flows from financing activities:
  Payments on long-term debt................................   (9,484)   (21,659)
  Notes payable to banks....................................      282     (2,527)
  Repurchase of common stock................................       --     (1,846)
  Cash dividends............................................   (1,224)    (1,365)
                                                              -------    -------
    Net cash provided by (used in) by financing
      activities............................................  (10,426)   (27,397)
                                                              -------    -------
Effect of exchange rate changes.............................     (408)      (881)
                                                              -------    -------
Increase (decrease) in cash and cash equivalents............   (9,380)     6,348
Cash and cash equivalents at beginning of year..............   23,188     11,460
                                                              -------    -------
Cash and cash equivalents at end of period..................  $13,808    $17,808
                                                              =======    =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................  $   843    $ 1,290
    Income taxes............................................  $ 7,715    $ 2,403

The accompanying notes to consolidated financial statements are an integral part of this statement.

                  CASCADE CORPORATION AND SUBSIDIARY COMPANIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                  ACCUMULATED
                          COMMON STOCK       ADDITIONAL                              OTHER         QUARTERLY
                       -------------------    PAID-IN     TREASURY   RETAINED    COMPREHENSIVE   COMPREHENSIVE
                        SHARES     AMOUNT     CAPITAL      STOCK     EARNINGS       INCOME          INCOME
                       --------   --------   ----------   --------   ---------   -------------   -------------
Balance at
  January 31, 2000...   11,440     $5,784      $   399    $   (229)  $ 122,922      $(15,943)        $   --
Net income...........       --         --           --          --       5,171            --          5,171
Dividends ($.10 per
  share).............       --         --           --          --      (1,224)           --             --
Translation
  adjustment.........       --         --           --          --          --        (2,348)        (2,348)
                        ------     ------      -------    --------   ---------      --------         ------
Balance at April 30,
  2000...............   11,440     $5,784      $   399    $   (229)  $ 126,869      $(18,291)        $2,823
                        ======     ======      =======    ========   =========      ========         ======

The accompanying notes to consolidated financial statements are an integral part of this statement.

                              CASCADE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--INFORMATION ABOUT OPERATIONS

(In thousands)

(Unaudited)

THREE MONTHS ENDED APRIL 30, 2000       NORTH AMERICA    EUROPE     OTHER     ELIMINATIONS   CONSOLIDATED
---------------------------------       -------------   --------   --------   ------------   ------------
Net sales to unaffiliated customers...     $ 56,314     $25,838    $ 9,830     $      --       $ 91,982
Transfer between areas................        5,329       7,106        254       (12,689)            --
                                           --------     -------    -------     ---------       --------
Total net sales.......................       61,643      32,944     10,084       (12,689)        91,982
                                           --------     -------    -------     ---------       --------
Net income (loss).....................        4,216       1,021        (66)           --          5,171
                                           --------     -------    -------     ---------       --------
Identifiable assets...................     $172,618     $95,522    $34,184     $      --       $302,324
                                           --------     -------    -------     ---------       --------

THREE MONTHS ENDED APRIL 30, 1999
--------------------------------------
Net sales to unaffiliated customers...     $ 57,850     $23,680    $ 7,970     $      --       $ 89,500
Transfer between areas................        6,740       8,976        234       (15,950)            --
                                           --------     -------    -------     ---------       --------
Total net sales.......................       64,590      32,656      8,204       (15,950)        89,500
                                           --------     -------    -------     ---------       --------
Net income............................        3,130         960         20            --          4,110
                                           --------     -------    -------     ---------       --------
Identifiable assets...................     $184,928     $97,483    $34,653     $      --       $317,064
                                           --------     -------    -------     ---------       --------

NOTE 2--DIVESTITURE (UNAUDITED)

The consolidated financial statements for the three months ended April 30, 1999, reflect the sale of assets and assumption of certain liabilities of the Company's Industrial Tire Division and the wheel and baseband manufacturing operations of its Cascade Kenhar Division in Guelph, Ontario to Maine Rubber Company for a sales price of $38,892,651 (US). Maine Rubber Company paid
(1) $26,808,737 (US) in cash, and (2) $7,307,552 (US) in the form of a junior subordinated note to be paid over four years, and assumed $4,776,362 (US) in liabilities. The note bears interest rate of 8% per annum and is not collateralized.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

On March 29, 2000, R.C. Warren, President and Chief Executive Officer, advised the Board of Directors that he and a management group were exploring the possibility for the Company to be taken private in a management led leveraged buyout. Chairman C. Calvert Knudsen appointed a Special Committee of Independent directors, consisting of James S. Osterman, Chairman, Nicholas R. Lardy,
Ernest C. Mercier, and Nancy A. Wilgenbusch, to consider options to increase shareholder value. Henry Wessinger II later joined the Committee. On May 11, 2000, the Special Committee announced it had retained Gleacher & Co. to advise it on strategic alternatives to maximize shareholder value, including a sale or merger of the Company.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

(A) EXHIBITS

    11. Computation of Earnings Per Share

(B) REPORTS ON FORM 8-K

During the quarter ended April 30, 2000, the Company filed a report on Form 8-K dated April 4, 2000, which disclosed the appointment of a Special Committee of the Board of Directors as discussed in Item 5 above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended April 30, 2000 totaled $91,982,000, an increase of 2.8% compared to sales of $89,500,000 recorded in the three months ended April 30, 1999. Prior year net sales include net sales of $10,922,000 from the industrial tire division, which was sold in April 1999. The higher consolidated net sales in 2000 reflects increased sales throughout the world. Earnings for the quarter include an after tax charge for approximately $750,000 ($.06 per share) for bad debt expense related to a receivable from a major OEM customer which declared bankruptcy. Reported net income for the three months ended April 30, 2000 was $5,171,000 ($.42 per share) as compared to net income for the prior year quarter of $4,110,000 ($.33 per share). Expressed as a return on sales, net income for the first three months ended April 30, 2000 was 5.6% compared to 4.6% for the corresponding prior year quarter.

North American lift truck industry bookings and shipments (of applicable lift truck classes) were strong in the first quarter of 2000 and experienced growth of 33% and 12%, respectively, compared to the same period in the prior year.

Cost of sales, excluding depreciation and amortization, during the first three months ended April 30, 2000 and 1999, was $60,421,000 and $58,830,000,
respectively. Cost of sales as a percentage of net sales was 65.7% and 65.7%, respectively, for the three months ended April 30, 2000 and 1999.

Depreciation and amortization expense decreased to $4,421,000, 4.8% of net sales during the first quarter of 2000, from $5,220,000, 5.8% of net sales for the prior year period. The decrease in depreciation and amortization expense in the first quarter of 2000 as compared to the first quarter of 1999 is due to the inclusion in 1999 of depreciation and amortization expense for the Company's industrial tire division, which was sold in April 1999.

The Company's selling and administrative expenses increased in the first quarter of 2000 to $16,662,000 as compared to $16,215,000. The selling and administrative expenses as a percentage of net sales were 18.1% for both the first quarter of 2000 and 1999. The overall increase in the first quarter of 2000 is due primarily to the increase in bad debt expense from the bankruptcy of a major OEM customer.

Interest expense in the first quarter of 2000 was $1,955,000 as compared to $2,385,000 in the first quarter of 1999. The decrease is the result of lower levels of debt in the first quarter of 2000 as compared to the first quarter of 1999 due to reductions in revolving credit facilities and the repayment of debt with the proceeds from the sale of the industrial tire division.

Other expense for the first quarter of 2000 of $639,000 is primarily related to various miscellaneous expenses. Other expense for the first quarter of 1999 of $695,000 is primarily attributed to the loss from the sale of the industrial tire division.

The effective tax rate for the three months ended April 30, 2000 was 37.5% compared with 34.4% for the prior year quarter and 30.6% for the year ended January 31, 2000. The increase in the rate is due to the impact of foreign tax rates and international financing facilities.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended April 30, 2000, the Company generated $2,577,000 in cash from operating activities compared with $22,679,000 for the three months ended April 30, 1999. Cash and cash equivalents at the end of the first quarter of 2000 totaled $13,808,000.

The Company's total long- and short-term debt-to-equity ratio was 1.00 to 1.00 and working capital was $62,620,000 at April 30, 2000. As of April 30, 2000, the Company had loan commitments with commercial banks totaling $82,872,000 of which $30,869,000 was used. During the three months ended April 30, 2000 the Company paid down revolving credit facilities by $9,484,000. The Company believes its available cash and credit facilities are more than sufficient to meet its short-term requirements.

Capital expenditures for the three months ended April 30, 2000 were $1,184,000 compared with $4,334,000 during the corresponding period in the prior year. Capital expenditures for new facilities, machinery, equipment and tooling over the preceding five years have totaled approximately $76.2 million. Planned capital expenditures for the fiscal year ending January 31, 2001 are estimated at $12 million. The Company plans to use operating cash flows, leases and existing credit facilities to fund current year capital expenditures.

During the three months ended April 30, 2000, the U.S. dollar weakened against the major currencies included in the Company's consolidated financial statements. As a result, the cumulative translation adjustment reduced shareholders' equity by $2,348,000 at April 30, 2000.

IMPACT OF THE YEAR 2000 ISSUE

The Company experienced no material problems regarding the year 2000 Issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Some of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

The Company initiated the implementation of an enterprise-wide resource planning
(ERP) software system to link all of its core business systems throughout the Company. This implementation was the result of normal business migration to improved and expanded software systems to increase the Company's ability to improve its operational efficiency, reduce costs and enhance overall quality. As part of this implementation, the Company replaced those business systems that it believed would encounter the Year 2000 Issue. The Company plans to complete the ERP project in the year 2002. The total cost of the ERP project will approximate $16 million, including approximately $6.1 million and $8.3 million spent during fiscal 1999 and 1998, respectively. The remaining cost of the ERP project will be funded through operating cash flows and leases.

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

                                          CASCADE CORPORATION

6/14/00                                                           /s/ KURT G. WOLLENBERG
------                                               ------------------------------------------------
Date                                                               Kurt G. Wollenberg,
                                                              Senior Vice President--Finance