Form 10-Q/A
period 2000-04-30
CASCADE CORP
filed 2000-06-30
CIK 18061

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

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

                  CASCADE CORPORATION AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENT OF INCOME

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                THREE MONTHS ENDED
                                                                     APRIL 30
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Net sales...................................................  $   86,720   $   89,500
                                                              ----------   ----------
Costs and expenses:
  Cost of goods sold, excluding depreciation................      55,159       58,830
  Depreciation and amortization.............................       4,421        5,220
  Selling and administrative expenses.......................      16,662       16,215
                                                              ----------   ----------
                                                                  76,242       80,265
                                                              ----------   ----------
Operating income............................................      10,478        9,235
  Interest expense..........................................       1,955        2,385
  Interest income...........................................        (390)        (115)
  Other expense, net........................................         639          695
                                                              ----------   ----------
Income before income taxes..................................       8,274        6,270
Income taxes................................................       3,103        2,160
                                                              ----------   ----------
Net income..................................................  $    5,171   $    4,110
                                                              ==========   ==========
Basic earnings per share....................................  $     0.45   $     0.35
                                                              ==========   ==========
Diluted earnings per share..................................  $     0.42   $     0.33
                                                              ==========   ==========
Diluted weighted average shares outstanding.................  12,239,890   12,639,138
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

                              CASCADE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--INFORMATION ABOUT OPERATIONS

(In thousands)

(Unaudited)

THREE MONTHS ENDED APRIL 30, 2000       NORTH AMERICA    EUROPE     OTHER     ELIMINATIONS   CONSOLIDATED
---------------------------------       -------------   --------   --------   ------------   ------------
Net sales to unaffiliated customers...     $ 51,052     $25,838    $ 9,830     $      --       $ 86,720
Transfer between areas................       10,591       7,106        254       (17,951)            --
                                           --------     -------    -------     ---------       --------
Total net sales.......................       61,643      32,944     10,084       (17,951)        86,720
                                           --------     -------    -------     ---------       --------
Net income (loss).....................        4,216       1,021        (66)           --          5,171
                                           --------     -------    -------     ---------       --------
Identifiable assets...................     $172,618     $95,522    $34,184     $      --       $302,324
                                           --------     -------    -------     ---------       --------

THREE MONTHS ENDED APRIL 30, 1999
--------------------------------------
Net sales to unaffiliated customers...     $ 57,850     $23,680    $ 7,970     $      --       $ 89,500
Transfer between areas................        6,740       8,976        234       (15,950)            --
                                           --------     -------    -------     ---------       --------
Total net sales.......................       64,590      32,656      8,204       (15,950)        89,500
                                           --------     -------    -------     ---------       --------
Net income............................        3,130         960         20            --          4,110
                                           --------     -------    -------     ---------       --------
Identifiable assets...................     $184,928     $97,483    $34,653     $      --       $317,064
                                           --------     -------    -------     ---------       --------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended April 30, 2000 totaled $86,720,000, a decrease of 3.1% compared to sales of $89,500,000 recorded in the three months ended April 30, 1999. Prior year net sales include net sales of $10,922,000 from the industrial tire division, which was sold in April 1999.
The higher consolidated net sales from continuing operations in 2000 reflects increased sales throughout the world. Earnings for the quarter include an after tax charge for approximately $750,000 ($.06 per share) for bad debt expense related to a receivable from a major OEM customer which declared bankruptcy. Reported net income for the three months ended April 30, 2000 was $5,171,000 ($.42 per share) as compared to net income for the prior year quarter of $4,110,000 ($.33 per share). Expressed as a return on sales, net income for the first three months ended April 30, 2000 was 6.0% compared to 4.6% for the corresponding prior year quarter.

North American lift truck industry bookings and shipments (of applicable lift truck classes) were strong in the first quarter of 2000 and experienced growth of 33% and 12%, respectively, compared to the same period in the prior year.

Cost of sales, excluding depreciation and amortization, during the first three months ended April 30, 2000 and 1999, was $55,159,000 and $58,830,000,
respectively. Cost of sales as a percentage of net sales was 63.6% and 65.7%, respectively, for the three months ended April 30, 2000 and 1999.

Depreciation and amortization expense decreased to $4,421,000, 5.1% of net sales during the first quarter of 2000, from $5,220,000, 5.8% of net sales for the prior year period. The decrease in depreciation and amortization expense in the first quarter of 2000 as compared to the first quarter of 1999 is due to the inclusion in 1999 of depreciation and amortization expense for the Company's industrial tire division, which was sold in April 1999.

The Company's selling and administrative expenses increased in the first quarter of 2000 to $16,662,000 as compared to $16,215,000. The selling and administrative expenses as a percentage of net sales were 19.2% in the first quarter of 2000 and 18.1% in the first quarter of 1999. The overall increase in the first quarter of 2000 is due primarily to the increase in bad debt expense from the bankruptcy of a major OEM customer.

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

                                        CASCADE CORPORATION


6/14/00                                        /s/ KURT G. WOLLENBERG
------                                  --------------------------------------
Date                                            Kurt G. Wollenberg,
                                           Senior Vice President--Finance