Form 10-Q
period 2000-07-31
CASCADE CORP
filed 2000-09-07
CIK 18061

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

                 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

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

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

The number of shares outstanding of the registrant's common stock as of August 29, 2000 was 11,439,890.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  CASCADE CORPORATION AND SUBSIDIARY COMPANIES

                                     PART 1

                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                JULY 31     JANUARY 31
                                                                 2000          2000
                                                              -----------   ----------
                                                              (UNAUDITED)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 15,943     $ 23,188
  Accounts receivable, less allowance for doubtful accounts
    of $2,001 and $1,511....................................      56,489       54,934
  Inventories, at average cost which is lower than market:
    Finished goods and components...........................      30,596       34,712
    Goods in process........................................       1,764        1,654
    Raw materials...........................................      10,519       11,121
                                                                --------     --------
                                                                  42,879       47,487
  Deferred income taxes.....................................       3,994        3,544
  Prepaid expenses and other................................       1,944        1,693
                                                                --------     --------
    Total current assets....................................     121,249      130,846
Property, plant and equipment, at cost less accumulated
  depreciation..............................................      80,787       86,716
Deferred income taxes.......................................       9,200        9,356
Goodwill....................................................      71,559       75,179
Other assets................................................      11,785       10,597
                                                                --------     --------
    Total assets............................................    $294,580     $312,694
                                                                ========     ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks....................................    $  4,385     $  8,408
  Current portion of long-term debt.........................       4,143        6,137
  Accounts payable..........................................      19,780       22,960
  Accrued payroll and payroll taxes.........................       5,633        5,707
  Accrued environmental expenses............................       7,910        7,910
  Other accrued expenses....................................       8,697       13,557
                                                                --------     --------
    Total current liabilities...............................      50,548       64,679
Long-term debt..............................................     101,271      109,043
Accrued environmental expenses..............................       9,700       10,405
Other liabilities...........................................       5,098        4,260
                                                                --------     --------
    Total liabilities.......................................     166,617      188,387
                                                                --------     --------
Exchangeable preferred stock and minority interest..........      11,374       11,374
                                                                --------     --------
Shareholders' equity:
Common stock, $.50 par value, authorized 20,000,000 shares;
  11,439,890 shares outstanding.............................       5,784        5,784
Additional paid-in capital..................................         399          399
Retained earnings...........................................     130,249      122,922
Accumulated other comprehensive income:
  Cumulative foreign currency translation adjustments.......     (19,614)     (15,943)
Treasury stock, at cost, 127,498 shares.....................        (229)        (229)
                                                                --------     --------
    Total shareholders' equity..............................     116,589      112,933
                                                                --------     --------
    Total liabilities and shareholders' equity..............    $294,580     $312,694
                                                                ========     ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                  CASCADE CORPORATION AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENT OF INCOME

            (UNAUDITED--IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      JULY 31                       JULY 31
                                                              ------------------------     -------------------------
                                                                  2000          1999           2000         1999
                                                              -----------  -----------     -----------   -----------
Net sales...................................................  $   85,269   $    77,709     $  171,989    $   167,209
                                                              -----------  -----------     -----------   -----------
Costs and expenses:
  Cost of goods sold, excluding depreciation................      54,348        50,038        109,507        108,868
  Depreciation and amortization.............................       4,747         4,808          9,168         10,028
  Selling and administrative expenses.......................      16,849        14,643         33,511         30,858
                                                              -----------  -----------     -----------   -----------
                                                                  75,944        69,489        152,186        149,754
                                                              -----------  -----------     -----------   -----------
Operating income............................................        9,325        8,220         19,803         17,455
  Interest expense..........................................        2,161        2,276          4,116          4,661
  Interest income...........................................         (306)        (414)          (696)          (529)
  Other (income) expense, net...............................          104         (494)           743            201
                                                              -----------  -----------     -----------   -----------
Income before income taxes..................................        7,366        6,852         15,640         13,122
Income taxes................................................        2,762        2,410          5,865          4,570
                                                              -----------  -----------     -----------   -----------
Net income..................................................  $     4,604  $     4,442     $    9,775    $     8,552
                                                              ===========  ===========     ===========   ===========
Basic earnings per share....................................  $       .40  $      0.38     $      .85    $      0.73
                                                              ===========  ===========     ===========   ===========
Diluted earnings per share..................................  $       .38  $      0.35     $      .81    $      0.68
                                                              ===========  ===========     ===========   ===========
Diluted weighted average shares outstanding.................   12,134,835   12,517,390     12,114,375     12,577,255
                                                              ===========  ===========     ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                  CASCADE CORPORATION AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           (UNAUDITED--IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JULY 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Net income................................................  $  9,775   $  8,552
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization.......................     9,168     10,028
        Provision for bad debts.............................       490        -
        Deferred income taxes...............................      (294)    (2,606)
        Loss on disposal of property........................       218        762
Changes in operating assets and liabilities:
        Accounts receivable.................................    (2,045)     9,792
        Inventories.........................................     2,968     13,307
        Prepaid expenses and other..........................      (251)     5,041
        Accounts payable and accrued expenses...............    (8,114)   (10,149)
        Accrued environmental expenses......................      (705)       152
        Other liabilities...................................       838      1,373
                                                              --------   --------
    Net cash provided by operating activities...............    12,048     36,252
                                                              --------   --------
Cash flows from investing activities:
  Acquisition of property, plant and equipment..............    (2,879)   (11,033)
  Proceeds from disposition of property, plant and
    equipment...............................................       173     23,863
  Other assets..............................................      (198)    (6,921)
                                                              --------   --------
    Net cash provided by (used in) investing activities.....    (2,904)     5,909
                                                              --------   --------
Cash flows from financing activities:
  Payments on long-term debt................................    (9,766)   (26,062)
  Notes payable to banks....................................    (4,023)      (226)
  Repurchase of common stock................................       -       (1,846)
  Cash dividends............................................    (2,448)    (2,476)
                                                              --------   --------
    Net cash used in financing activities...................   (16,237)   (30,610)
                                                              --------   --------
Effect of exchange rate changes.............................      (152)    (2,787)
                                                              --------   --------
Change in cash and cash equivalents.........................    (7,245)     8,764

Cash and cash equivalents at beginning of year..............    23,188     11,460
                                                              --------   --------

Cash and cash equivalents at end of period..................  $ 15,943   $ 20,224
                                                              ========   ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................  $  4,153   $  3,316
    Income taxes............................................  $  9,580   $  3,724


Non-cash financing activity:
  Conversion of preferred stock into Common Stock...........  $      -   $    413


The accompanying notes to consolidated financial statements are an integral part of this statement.

                  CASCADE CORPORATION AND SUBSIDIARY COMPANIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                  ACCUMULATED
                          COMMON STOCK       ADDITIONAL                              OTHER        SIX MONTHS
                       -------------------    PAID-IN     TREASURY   RETAINED    COMPREHENSIVE   COMPREHENSIVE
                        SHARES     AMOUNT     CAPITAL      STOCK     EARNINGS       INCOME          INCOME
                       --------   --------   ----------   --------   ---------   -------------   -------------
Balance at
  January 31, 2000...   11,440     $5,784      $   399    $   (229)  $ 122,922      $(15,943)        $    --
Net income...........       --         --           --          --       9,775            --           9,775
Dividends ($.10 per
  share).............       --         --           --          --      (2,448)           --              --
Translation
  adjustment.........       --         --           --          --          --        (3,671)         (3,671)
                        ------     ------      -------    --------   ---------      --------         -------
Balance at July 31,
  2000...............   11,440     $5,784      $   399    $   (229)  $ 130,249      $(19,614)        $ 6,104
                        ======     ======      =======    ========   =========      ========         =======

The accompanying notes to consolidated financial statements are an integral part of this statement.

                              CASCADE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--INFORMATION ABOUT OPERATIONS

(Unaudited--In thousands)



                                                                                             CONSOLIDATED
SIX MONTHS ENDED JULY 31, 2000          NORTH AMERICA    EUROPE     OTHER     ELIMINATIONS      TOTAL
------------------------------          -------------  ---------   --------   ------------   ------------
Net sales.............................     $122,354    $ 63,134    $20,500     $ (33,999)      $171,989
                                           --------    --------    -------     ---------       --------
Net income (loss).....................     $  9,100    $    825    $  (150)    $      --       $  9,775
                                           --------    --------    -------     ---------       --------
Identifiable assets...................     $173,526    $ 87,698    $33,356     $      --       $294,580
                                           --------    --------    -------     ---------       --------

SIX MONTHS ENDED JULY 31, 1999
------------------------------
Net sales.............................     $116,523     $63,213    $16,968     $ (29,495)      $167,209
                                           --------     -------    -------     ---------       --------
Net income............................     $  6,315     $ 1,851    $   386     $      --       $  8,552
                                           --------     -------    -------     ---------       --------
Identifiable assets...................     $183,598     $94,533    $36,369     $      --       $314,500
                                           --------     -------    -------     ---------       --------

NOTE 2--DIVESTITURE (UNAUDITED--IN THOUSANDS)

The consolidated financial statements for the six months ended July 31, 1999, reflect the sale of assets and assumption of certain liabilities of the Company's Industrial Tire Division and the wheel and baseband manufacturing operations of its Cascade Kenhar Division in Guelph, Ontario to Maine Rubber Company for a sales price of $38,893. Maine Rubber Company paid (1) $26,809 in cash, and (2) $7,308 in the form of a junior subordinated note to be paid over five years, and assumed $4,776 in liabilities. The note bears interest rate of 8% per annum and is not collateralized.

                  CASCADE CORPORATION AND SUBSIDIARY COMPANIES

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries are involved in any material pending legal proceedings other than environmental litigation, litigation incidental to the regular course of business, and the litigation described in
Item 5 below. The Company and its subsidiaries are adequately insured against product liability, personal injury and property damage claims which may arise occasionally.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of the Company, held May 11, 2000, the only matter submitted to a vote of common shareholders was the election of two Group 1 directors:

Nominee                       Votes For                     Votes Withheld
------------------            ------------------            ------------------
C.C. Knudsen                     10,322,873                       87,023
E.C. Mercier                     10,328,218                       81,678

ITEM 5.  OTHER INFORMATION

On March 29, 2000, R.C. Warren, President and Chief Executive Officer, advised the Board of Directors that he and a management group were exploring the possibility for the Company to be taken private in a management led leveraged buyout. Chairman C. Calvert Knudsen appointed a Special Committee of Independent Directors chaired by James S. Osterman to consider options to increase shareholder value.

On July, 2000, the management group filed a Schedule 13D with the Securities and Exchange Commission stating it and the Robert C. and Nani S. Warren Revocable Trust, owner of 1,631,192 Company common shares, had entered into a Letter of Understanding with an affiliate of Code Hennessy & Simmons LLC, a private equity investment firm, in connection with its exploration of a buyout proposal. As of September 5, 2000, the Special Committee efforts were continuing.

In August, 2000, two actions were filed against the Company, its Directors, and Code Hennessy & Simmons LLC, Rosenberg v. Cascade Corporation and Tyberg v. Cascade Corporation. Each seeks class action status, alleges breaches of fiduciary duty in connection with the possible buyout being explored by the management group, and asks for injunctive relief and damages. The Company believes there are meritorious defenses to both actions.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

(A) EXHIBITS

    11. Computation of Earnings Per Share

(B) REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the quarter ended July 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated net sales for the three months ended July 31, 2000 totaled $85.3 million, an increase of 9.7% compared to net sales of $77.7 million in the three months ended July 31, 1999. The higher consolidated net sales reflect increased sales in both North America and Asia. These sales increases are due to higher than expected demand for forklift trucks in these markets. Net income for the second quarter of 2000 was $4.6 million ($.38 per share) or 3.6% higher than net income of $4.4 million ($.35 per share) for the corresponding 1999 period. Expressed as a return on sales, net income for the second quarter of 2000 was 5.4% compared to 5.7% for the corresponding 1999 quarter.

Consolidated net sales for the first six months of 2000 totaled $172 million, an increase of 2.9% compared to net sales of $167.2 million recorded in the first six months of 1999. Prior year net sales include net sales of $10.9 million from the industrial tire and baseband divisions, which was sold in April 1999. Excluding the net sales in 1999 from the industrial tire and baseband divisions, the net sales for the first six months of 2000 increased 10% over net sales in the first six months of 1999. The gross margin in the first six months of 2000 increased to 36.3% over the 34.9% gross margin for the comparable period in 1999. Net income for the first six months of 2000 was $9.8 million ($.81 per share) as compared to $8.6 million ($.68 per share) in the first six months of 1999.

In the first six months of 2000 the Company has undertaken initiatives to restructure operations in both Europe and Australia. The restructuring of Europe includes the elimination of redundant facilities and consolidation of production capacity. Australia's restructuring includes the consolidation of manufacturing plants, reduction of distribution facilities, realignment of sales operations and the disposal of the existing tire and battery businesses. Restructuring costs incurred in the first six months of 2000 totalled $1.8 million (pre-tax) and consisted primarily of inventory and equipment writedowns and employee termination benefits. As of July 31, 2000 the restructuring activities are still in process and will continue through the end of 2000. Future restructuring costs may exceed the costs incurred in the first six months of 2000.

Earnings for the first six months of 2000 include after tax charges of $1.1 million ($.09 per share) related to the restructuring activities, primarily recorded in the second quarter, and $750,000 ($.06 per share) for bad debt expense, recorded in the first quarter, related to a receivable from a major OEM customer which declared bankruptcy. Earnings for the first six months of 1999 include a $1.1 million after tax loss ($.09 per share) from the sale of the industrial tire and baseband divisions.

Overall net sales for the second quarter of 2000 were 1.7% lower than total net sales in the first quarter of 2000. Net sales in Europe decreased in the second quarter, which was partially offset by an increase in net sales in Asia. Net income in the second quarter of 2000 was 11% below net income in the first quarter of 2000. The lower earnings levels in the second quarter reflect higher selling and administrative costs primarily due to; costs related to the work of the Special Committee of the Board of Directors, which was created in March 2000 to consider options to increase shareholder value, and restructuring costs in Europe and Australia.

North American lift truck industry bookings and shipments continue to exceed industry expectations posting a 21% and 10% growth rate in the second quarter of 2000 as compared with the prior year period. The pace of growth has slowed compared to the 33% and 12% growth rate in the first quarter of 2000. Since North American bookings and shipments represent nearly two thirds of the Company's volume the level of industry activity is significant to the Company's overall performance.

Depreciation and amortization expense decreased to $4.7 million, 5.6% of net sales, during the second quarter of 2000, from $4.8 million, 6.2% of net sales for the second quarter of 1999. In the six months ended July 31, 2000 depreciation and amortization expense was $9.2 million, 5.3% of net sales compared with $10 million and 6.0% of net sales for the same period in 1999. The decrease in the first six months of 2000 is due primarily due to the divestiture of the industrial tire and baseband divisions in April 1999.

The Company's selling and administrative expenses increased 15.1% in the second quarter of 2000 to $16.8 million, 19.7% of net sales, from $14.6 million, 18.8% of net sales, during the second quarter of 1999. Year-to-date selling and administrative expenses were $33.5 million, 19.5% of net sales, an increase of 8.6% over the $30.9 million, 18.5% of net sales, of expenses in 1999. The increase in the second quarter of 2000 compared to 1999 is due primarily to $1.4 million in restructuring costs in Europe and Australia and $450,000 of costs related to the Special Committee of the Board of Directors. Year-to-date costs include the previously mentioned items and $1.2 million of bad debt expense related to the bankruptcy of a major OEM customer.

Interest expense in the second quarter of 2000 and 1999 was $2.2 million and $2.3 million, respectively. In the six months ended July 31, 2000, interest expense was $4.1 million in comparison to $4.7 million in the comparable period in 1999. The decrease in year-to-date interest expense in 2000 is due to reductions in amounts outstanding under the revolving credit facilities. This is partially offset by higher interest rates in the first six months of 2000.

The effective tax rate for the six months ended July 31, 2000 was 37.5%, compared to 34.8% for the first six months of 1999 and 30.6% for the year ended January 31, 2000. The increase in the rate is due to the impact of foreign tax rates and international financing activities.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended July 31, 2000, the Company generated $12 million in cash from operating activities, compared with $36.3 million in the first two quarters of 1999. Cash and cash equivalents at the end of the second quarter of 2000 totaled $15.9 million.

The Company's total long- and short-term debt-to-equity ratio was .94 to 1.00, and working capital was $70.7 million at July 31, 2000. As of July 31, 2000, the Company had loan commitments with commercial banks totaling $81.4 million of which $26.6 million was used. During the six months ended July 31, 2000 the Company paid down revolving credit facilities and long-term debt by $13.8 million. The Company believes its available cash and credit facilities are more than sufficient to meet its short-term requirements.

In the the six months ended July 31, 2000, capital expenditures totaled $2.9 million compared with $11 million in the same period in 1999. The decrease in capital expenditures in 2000 is the result of the completion of a major portion of the enterprise-wide resource planning (ERP) software system in 1999 and the delay in discretionary spending for 2000 capital expenditures pending completion of the work of the outcome of the Special Board Committee of the Board of Directors in considering options to increase shareholder value.

Capital expenditures for new facilities, machinery, equipment and tooling over the preceding five years totaled approximately $76.2 million. Planned capital expenditures for 2000 are estimated at $12 million. The Company plans to use operating cash flows, leases and existing credit facilities to fund 2000 capital expenditures.

During the first two quarters of 2000, the U.S. dollar strengthened against the major currencies included in the Company's consolidated financial statements. As a result, the cumulative translation adjustment in the consolidated balance sheet decreased shareholders' equity by $3.7 million for the first six months ended July 31, 2000.

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


9/14/00                                        /s/ KURT G. WOLLENBERG
------                                  --------------------------------------
Date                                            Kurt G. Wollenberg,
                                           Senior Vice President--Finance

Cascade Corporation                                                 Exhibit 11


                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED JULY 31
                                                      2000                                        1999
                                   ---------------------------------------       ---------------------------------------
                                     INCOME         SHARES       PER SHARE         INCOME         SHARES       PER SHARE
                                   (NUMERATOR)   (DENOMINATOR)    AMOUNT         (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                   ---------------------------------------       ---------------------------------------
Net income                          $  4,604                                      $  4,442

Less: preferred stock dividend           (80)                                         (107)
                                    --------                                      --------
Basic EPS
Income available to
  common shareholders                  4,524         11,312       $  0.40            4,335        11,413       $   0.38
                                                                  =======                                      ========
Effect of dilutive securities
Manditorily redeemable convertible
  preferred stock                         80            800                             80           800

Exchangeable preferred stock                                                            27           304

Incentive stock options                                  22
                                    --------        -------                       --------      ---------
Dilutive EPS
Income available to common
  shareholder plus assumed
  conversions                       $  4,604         12,134       $  0.38         $  4,442        12,517       $   0.35
                                    ========        =======       =======         ========      ========       ========



                                                                 SIX MONTHS ENDED JULY 31
                                                      2000                                         1999
                                   ---------------------------------------        ---------------------------------------
                                     INCOME         SHARES       PER SHARE          INCOME         SHARES       PER SHARE
                                   (NUMERATOR)   (DENOMINATOR)    AMOUNT          (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                   ---------------------------------------        ---------------------------------------
Net income                          $  9,775                                       $  8,552

Less: preferred stock dividend          (160)                                          (217)
                                    --------                                       --------
Basic EPS
Income available to
  common shareholders                  9,615         11,312       $  0.85             8,335        11,473       $   0.73
                                                                  =======                                       ========
Effect of dilutive securities
Manditorily redeemable convertible
  preferred stock                        160            800                             160           800

Exchangeable preferred stock                                                             57           304

Incentive stock options                                   2
                                    --------        -------                        --------      ---------
Dilutive EPS
Income available to common
  shareholder plus assumed
  conversions                       $  9,775         12,114       $  0.81          $  8,552        12,577       $   0.68
                                    ========        =======       =======          ========      ========       ========