Form 10-Q
period 2000-10-31
CASCADE CORP
filed 2000-12-14
CIK 18061

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

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

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

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

The number of shares outstanding of the registrant's common stock as of November 30, 2000 was 11,439,890.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  CASCADE CORPORATION AND SUBSIDIARY COMPANIES

                                     PART 1

                           CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                              OCTOBER 31    JANUARY 31
                                                                 2000          2000
                                                              ----------    ----------
                                                              (UNAUDITED)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 12,125     $ 23,188
  Accounts receivable, less allowance for doubtful accounts
    of $1,843 and $1,511....................................      60,972       54,934
  Inventories:
    Finished goods and components...........................      26,061       34,712
    Goods in process........................................       1,446        1,654
    Raw materials...........................................       9,719       11,121
                                                                --------     --------
                                                                  37,226       47,487
  Deferred income taxes.....................................       3,994        3,544
  Prepaid expenses and other................................       2,166        1,693
                                                                --------     --------
    Total current assets....................................     116,483      130,846
Property, plant and equipment, net .........................      76,607       86,716
Deferred income taxes.......................................       9,200        9,356
Goodwill....................................................      68,366       75,179
Other assets................................................      11,685       10,597
                                                                --------     --------
    Total assets............................................    $282,341     $312,694
                                                                ========     ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks....................................    $  7,091     $  8,408
  Current portion of long-term debt.........................       2,759        6,137
  Accounts payable..........................................      19,276       22,960
  Accrued payroll and payroll taxes.........................       6,646        5,707
  Accrued environmental expenses............................       6,150        7,910
  Other accrued expenses....................................      14,366       13,557
                                                                --------     --------
    Total current liabilities...............................      56,288       64,679
Long-term debt..............................................      88,210      109,043
Accrued environmental expenses..............................      10,184       10,405
Other liabilities...........................................       4,589        4,260
                                                                --------     --------
    Total liabilities.......................................     159,271      188,387
                                                                --------     --------
Exchangeable preferred stock and minority interest..........      11,374       11,374
                                                                --------     --------
Shareholders' equity:
Common stock, $.50 par value, authorized 20,000,000 shares;
  11,439,890 shares outstanding.............................       5,784        5,784
Additional paid-in capital..................................         399          399
Retained earnings...........................................     131,041      122,922
Accumulated other comprehensive income:
  Cumulative foreign currency translation adjustments.......     (25,299)     (15,943)
Treasury stock, at cost, 127,498 shares.....................        (229)        (229)
                                                                --------     --------
    Total shareholders' equity..............................     111,696      112,933
                                                                --------     --------
    Total liabilities and shareholders' equity..............    $282,341     $312,694
                                                                ========     ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                  CASCADE CORPORATION AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENT OF INCOME

            (UNAUDITED--IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    OCTOBER 31                      OCTOBER 31
                                                              ------------------------     -------------------------
                                                                  2000          1999           2000         1999
                                                              -----------  -----------     -----------   -----------
Net sales...................................................  $    82,947  $    82,470     $   254,936   $   249,678
                                                              -----------  -----------     -----------   -----------
Costs and expenses:
  Cost of goods sold, excluding depreciation................       53,732       55,357         163,239       164,225
  Depreciation and amortization.............................        4,434        4,933          13,601        14,961
  Selling and administrative expenses.......................       19,934       16,182          53,446        47,040
                                                              -----------  -----------     -----------   -----------
                                                                   78,100       76,472         230,286       226,226
                                                              -----------  -----------     -----------   -----------
Operating income............................................        4,847        5,998          24,650        23,452
  Interest expense..........................................        2,004        2,184           6,120         6,845
  Interest income...........................................         (298)        (158)           (994)         (687)
  Other expense, net........................................          561        1,991           1,304         2,192
                                                              -----------  -----------     -----------   -----------
Income before income taxes..................................        2,580        1,981          18,220        15,102
Income taxes................................................        1,788          641           7,653         5,210
                                                              -----------  -----------     -----------   -----------
Net income..................................................  $       792  $     1,340     $    10,567   $     9,892
                                                              ===========  ===========     ===========   ===========
Basic earnings per share....................................  $      0.06  $      0.11     $      0.90   $      0.84
                                                              ===========  ===========     ===========   ===========
Diluted earnings per share..................................  $      0.06  $      0.11     $      0.86   $      0.79
                                                              ===========  ===========     ===========   ===========
Diluted weighted average shares outstanding.................   12,320,158   12,349,454      12,261,753    12,500,487
                                                              ===========  ===========     ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                  CASCADE CORPORATION AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           (UNAUDITED--IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                   OCTOBER 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Net income................................................  $ 10,567   $  9,892
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization.......................    13,601     14,961
        Deferred income taxes...............................      (295)    (2,816)
        Loss on disposal of property........................       897        890
Changes in operating assets and liabilities:
        Accounts receivable.................................    (6,038)     2,445
        Inventories.........................................     8,621     15,541
        Prepaid expenses and other..........................      (473)     5,928
        Accounts payable and accrued expenses...............    (2,875)    (5,483)
        Other liabilities...................................      (713)     1,012
                                                              --------   --------
    Net cash provided by operating activities...............    23,292     42,370
                                                              --------   --------
Cash flows from investing activities:
  Acquisition of property, plant and equipment..............    (4,383)   (13,246)
  Proceeds from disposition of property, plant and
    equipment...............................................       246     23,890
  Other assets..............................................       (97)    (7,529)
                                                              --------   --------
    Net cash provided by (used in) investing activities.....    (4,234)     3,115
                                                              --------   --------
Cash flows from financing activities:
  Payments on long-term debt................................   (24,211)   (27,168)
  Notes payable to banks....................................    (1,317)      (767)
  Repurchase of mandatorily redeemable convertible
    preferred stock.........................................        --     (3,863)
  Repurchase of common stock................................        --     (1,846)
  Cash dividends............................................    (2,448)    (3,904)
                                                              --------   --------
    Net cash used in financing activities...................   (27,976)   (37,548)
                                                              --------   --------
Effect of exchange rate changes.............................    (2,145)    (1,490)
                                                              --------   --------
Change in cash and cash equivalents.........................   (11,063)     6,447

Cash and cash equivalents at beginning of year..............    23,188     11,460
                                                              --------   --------

Cash and cash equivalents at end of period..................  $ 12,125   $ 17,907
                                                              ========   ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................  $  4,822   $  5,325
    Income taxes............................................  $ 11,457   $  7,874


Non-cash financing activity:
  Conversion of preferred stock into Common Stock...........  $     --   $    413


The accompanying notes to consolidated financial statements are an integral part of this statement.

                  CASCADE CORPORATION AND SUBSIDIARY COMPANIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                  ACCUMULATED
                          COMMON STOCK       ADDITIONAL                              OTHER        NINE MONTHS
                       -------------------    PAID-IN     TREASURY   RETAINED    COMPREHENSIVE   COMPREHENSIVE
                        SHARES     AMOUNT     CAPITAL      STOCK     EARNINGS       INCOME          INCOME
                       --------   --------   ----------   --------   ---------   -------------   -------------
Balance at
  January 31, 2000...   11,440     $5,784      $   399    $   (229)  $ 122,922      $(15,943)        $    --
Net income...........       --         --           --          --      10,567            --          10,567
Dividends ($.10 per
  share).............       --         --           --          --      (2,448)           --              --
Translation
  adjustment.........       --         --           --          --          --        (9,356)         (9,356)
                        ------     ------      -------    --------   ---------      --------         -------
Balance at October 31,
  2000...............   11,440     $5,784      $   399    $   (229)  $ 131,041      $(25,299)        $ 1,211
                        ======     ======      =======    ========   =========      ========         =======

The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1--SEGMENT INFORMATION

(In thousands)



Nine Months Ended
October 31, 2000                        North America    Europe     Other     Eliminations   Consolidation
-----------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers            $162,416    $ 62,729    $29,791                     $254,936
-----------------------------------------------------------------------------------------------------------
Transfers between areas                    $ 21,573    $ 26,873    $   537     $ (48,983)      $     --
-----------------------------------------------------------------------------------------------------------
Net sales                                  $183,989    $ 89,602    $30,328     $ (48,983)      $254,936
-----------------------------------------------------------------------------------------------------------
Net income (loss)                          $ 11,769    $    110    $(1,312)    $      --       $ 10,567
-----------------------------------------------------------------------------------------------------------
Identifiable assets                        $177,548    $ 73,474    $31,319     $      --       $282,341
-----------------------------------------------------------------------------------------------------------


Nine Months Ended
October 31, 1999
-----------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers            $155,214    $ 68,154    $26,310                     $249,678
-----------------------------------------------------------------------------------------------------------
Transfers between areas                    $ 19,472    $ 25,604    $   352     $ (45,428)      $     --
-----------------------------------------------------------------------------------------------------------
Net sales                                  $174,686    $ 93,758    $26,662     $ (45,428)      $249,678
-----------------------------------------------------------------------------------------------------------
Net income (loss)                          $  9,773    $    417    $  (298)    $      --       $  9,892
-----------------------------------------------------------------------------------------------------------
Identifiable assets                        $175,567    $ 95,957    $43,180     $      --       $314,704
-----------------------------------------------------------------------------------------------------------

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited in thousands)
NOTE 2 - DIVESTITURES

The consolidated financial statements for the nine months ended October 31, 1999, reflect the sale of assets and the purchasers assumption of certain liabilities of the Company's Industrial Tire Division and the wheel and baseband manufacturing operations of its Kenhar Division in Guelph, Ontario (industrial tire and baseband divisions) to Maine Rubber Company on April 29, 1999. The sale price for the assets was $38.9 million. Maine Rubber Company paid (1) $26,809 in cash, and (2) $7,308 in the form of a junior subordinated note to be paid over four years, and assumed $4,776 in liabilities. The note bears interest at a rate of 8% per annum and is not collateralized. Net sales of the industrial tire and baseband divisions for the nine months ended October 31, 1999 were approximately $10.8 million.

NOTE 3--CHANGES IN ACCOUNTING ESTIMATES

During the quarter ended October 31, 2000 the Company recorded $3.1 million in legal fees as a change in estimate from the resolution of outstanding issues related to certain environmental and insurance proceedings. The additional fees resulted in an after tax charge of $1.8 million ($.15 per share).

During the quarter ended October 31, 2000 the Company increased its effective tax rate to 42% due to the impact of foreign tax rates and losses incurred in Australia as a result of restructuring activities for which no deferred tax benefit has been recognized. The change in the effective tax rate increased the tax provision for the quarter ended October 31, 2000 by $820,000 ($.07 per share).

NOTE 4--RESTRUCTURING ACTIVITIES

In the first nine months the Company has undertaken initiatives to restructure operations in both Europe and Australia. These initiatives entail the elimination of redundant facilities, consolidation of production capacity and disposal of certain businesses. As of October 31, 2000 the restructuring activities are still in process and will continue to the end of fiscal year 2000. The Company's operating results include $3.3 million and $1.5 million in costs and write downs, for the nine months ended October 31, 2000 and the quarter ended October 31, 2000, respectively. After tax charges related to the restructuring activities are $1.9 million ($.15 per share) and $900,000 ($.07 per share) for the nine months ended October 31, 2000 and the quarter ended October 31, 2000, respectively. Inventory write downs in the nine months ended October 31, 2000 and the quarter ended October 31, 2000 of $1.3 million and $500,000, respectively, have been included in cost of goods sold on the consolidated statement of income. The remaining restructuring costs are included in selling and administrative expenses. At October 31, 2000 the liability recorded on the Company's balance sheet related to these activities totaled $900,000.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES
PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries are involved in material pending legal proceedings other than claims arising in the regular course of business, except as described in the following paragraphs. The Company and its subsidiaries are adequately insured against product liability, personal injury and property damage claims which may occasionally arise.

The Company and The Boeing Company are defendants in litigation brought in December, 1999 by the City of Portland, Oregon, alleging damages arising from the proximity of a City backup wellfield to groundwater contamination in the area of their respective Portland plant sites. The Boeing Company and the Company are remedying the contamination in question, which has not affected water pumped from the wellfield. The City's complaint alleges damages against both defendants totaling approximately $6.6 million. In November the City raised new theories which it asserts would increase its claimed damages against both defendants by $17 to $19 million. The Company under advisement from its legal counsel believes it has substantial defenses to the City's complaint. The City has not broadened its complaint to include these additional damages, and the Company's investigation to date leads it to consider the City's new damage theories to be without foundation.

The Company's petition for an award of attorneys fees in connection with litigation against several insurers to recover environmental expenses and defense costs is presently pending before the Circuit Court for Multnomah County, Oregon.

No adjustments have been recorded in the Company's consolidated financial statements relative to the potential outcome of these uncertainties.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

11. Computation of Earnings Per Share

     (B)  REPORTS ON FORM 8-K

During the quarter ended October 31, 2000, the Company filed a report on Form 8-K dated October 20, 2000, which disclosed the Company had entered into a merger agreement on October 18, 2000 with acquisition companies formed by Lift Technologies, Inc., a manufacturer of lift truck masts, TD Capital Group Limited, a member of the Toronto Dominion Bank Group, and the Ontario MunicipalEmployees Retirement Board.

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

CASCADE CORPORATION
12/___/00                            /s/ Kurt G. Wollenberg
--------------------                 --------------------------------
Date                                 Kurt G. Wollenberg
                                     Senior Vice President - Finance

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated net sales for the three months ended October 31, 2000 totaled $82.9 million, an increase of 1% compared to sales of $82.4 million recorded in the third quarter of 1999. The higher consolidated net sales reflect increased sales in both North America and Asia. These sales are due to higher than expected demand for forklift trucks in these markets. Net income for the third quarter of 2000 was $792,000 ($0.06 per share) or 40.9% lower than net income of $1.3 million ($.11 per share) for the corresponding 1999 period. Expressed as a return on net sales, net income for the third quarter of 2000 was 1.0% compared to 1.6% for the corresponding 1999 quarter.

Consolidated net sales for the first nine months of 2000 totaled $254.9 million, an increase of 2.1% compared to net sales of $249.7 million recorded in the first nine months of 1999. Prior year net sales include net sales of $10.8 million from the industrial tire and baseband divisions, which were sold in April 1999. Excluding the net sales in 1999 from the industrial tire and baseband divisions, the net sales for the first nine months of 2000 increased 6.7% over net sales in the first nine months of 1999. The gross margin in the first nine months of 2000 increased to 36.0% over the 34.2% gross margin for the comparable period in 1999. Net income for the first nine months of 2000 was $10.6 million ($0.86 per share) as compared to $9.9 million ($.79 per share) in the first nine months of 1999.

During the first nine months of 2000 the Company has undertaken initiatives to restructure operations in both Europe and Australia. The restructuring of Europe entails the elimination of redundant facilities and consolidation of production capacity. Australia's restructuring includes the consolidation of manufacturing plants, reduction of distribution facilities, realignment of sales operations and the disposal of the existing tire and battery businesses. As of October 31, 2000 the restructuring activities are still in process and will continue through the end of fiscal year 2000. Earnings for the first nine months of 2000 include after tax charges of $1.9 million ($.15 per share) related to the restructuring activities, primarily recorded in the second and third quarters, $1.8 million ($.15 per share) for legal fees related to environmental and insurance matters, recorded in the third quarter, $770,000 ($0.06 per share) of costs related to the special committee of the Board of Directors, recorded throughout the first nine months, and $700,000 ($.06 per share) for bad debt expense, recorded in the first quarter, related to a receivable from a major OEM customer which declared bankruptcy. Earnings for the first nine months of 1999 include a $1.1 million pre-tax loss ($.09 per share after tax) from the sale of the industrial tire and baseband divisions.

Earnings for the quarter ended October 31, 2000 include after tax charges of $1.8 million ($.15 per share) for legal fees related to environmental and insurance matters, $900,000 ($.07 per share) related to restructuring activities and $420,000 ($.03 per share) of costs related to the Special Committee of the Board of Directors. The Company recorded $3.1 million in legal fees in the quarter ended October 31, 2000 as a change in estimate from the resolution of outstanding issues related to certain environmental and insurance proceedings.

Overall net sales for the third quarter of 2000 were 2.7% lower than net sales in the second quarter of 2000. Net sales in Europe decreased in the third quarter, which was primarily due to planned holiday shutdowns during the summer months at several European facilities. This decrease was partially offset by an increase in net sales in North America. Net income in the third quarter of 2000 was 82.3% below net income in the second quarter of 2000. The lower earnings levels in the third quarter reflect higher selling and administrative costs, primarily due to costs related to the Special Committee of the Board of Directors which was created in March 2000, restructuring costs in Europe and Australia and legal fees related to environmental matters. During the quarter ended October 31, 2000 the Company increased its effective tax rate to 42% due to the impact of foreign tax rates and losses incurred in Australia as a result of restructuring activities for which no deferred tax benefit has been recognized. The change in the effective tax rate increased the tax provision for the quarter ended October 31, 2000 by $820,000 ($.07 per share).

North American lift truck industry bookings have softened to a negative growth rate of 1.3% in the third quarter of 2000 as compared with the prior year period. This decline in bookings is significant relative to the 21% growth rate in the second quarter of 2000. Nevertheless, shipments continued to exceed industry expectations in the third quarter of 2000, growing at a 15% rate over the same prior year period, which is even stronger than the 10% growth posted in the second quarter of 2000. It is unclear at this time as to whether the precipitous drop in bookings, contrary to a strong increase in shipments, reflects an industry trend or just a short-term anomaly. Since North American bookings and shipments represent nearly two thirds of the Company's volume the level of industry activity is significant to the Cascade's overall performance.

The gross margin in the nine months ended October 31, 2000 increased to 36.0% from 34.2% in the comparable 1999 period. Excluding the impact of inventory adjustments of $1.3 million related to restructuring activities in 2000, the gross margin for the nine months ended October 31, 2000 was 36.5%. The increase in gross margin in 2000 is due to higher sales volumes in North America and Asia, especially related to higher value-added attachment products. The gross margin increased from 32.9% in the quarter ended October 31, 1999 to 35.2% in the quarter ended October 31, 2000. The gross margin in the quarter ended October 31, 2000, excluding $500,000 of inventory adjustments relating to restructuring activities, was 35.8%.

Depreciation and amortization expense decreased to $4.4 million, 5.3% of net sales, during the third quarter of 2000, from $4.9 million, 6.0% of net sales for the third quarter of 1999. In the nine months ended October 31, 2000 depreciation and amortization expense was $13.6 million, 5.3% of net sales compared with $15 million and 6.0% of net sales for the same period in 1999. The decrease in the first nine months of 2000 is due primarily to the divestiture of the industrial tire and baseband divisions in April 1999.

The Company's selling and administrative expenses increased 23.2% in the third quarter of 2000 to $19.9 million, 24.0% of net sales, from $16.1 million, 19.6% of net sales, during the third quarter of 1999. Year-to-date selling and administrative expenses were $53.4 million, 21% of net sales, an increase over the $47 million, 18.8% of net sales, of expenses in 1999. The increase in the third quarter of 2000 compared to 1999 is due primarily to $1.5 million in restructuring costs in Europe and Australia, $3.1 million in legal fees related to environmental and insurance matters and $720,000 of costs related to the Special Committee of the Board of Directors. Year-to-date costs include the previously mentioned items and $1.2 million of bad debt expense related to the bankruptcy of a major OEM customer and an additional $1.8 million in restructuring costs.

Interest expense in the third quarter of 2000 was $2.0 million and $2.2 million in the third quarter of 1999. In the nine months ended October 31, 2000, interest expense was $6.1 million in comparison to $6.8 million in the comparable period in 1999. The decrease in year-to-date interest expense in 2000 is due to reductions in amounts outstanding under the Company's credit facilities. This is offset by higher interest rates in the first nine months of 2000.

The effective tax rate for the nine months ended October 31, 2000 was 42.0%, compared to 34.5% for the first nine months of 1999 and 30.6% for the year ended January 31, 2000. Through the six months ended July 31, 2000 the Company's effective tax rate was 37.5%. The rate increase in the quarter ended October 31, 2000 resulted in $820,000 ($.07 per share) of additional tax expense. The increase in the rate is due to the impact of foreign tax rates and losses incurred in Australia as a result of restructuring activities for which no deferred tax benefit has been recognized.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended October 31, 2000, the Company generated $23.3 million in cash from operating activities, compared with $42.3 million in the first three quarters of 1999. The decrease is primarily due to changes in accounts receivable and inventory levels in the nine months ended October 31, 2000 in relation to the comparable 1999 period. Cash and cash equivalents at the end of the third quarter of 2000 totaled $12.1 million.

The Company's total long- and short-term debt-to-equity ratio was .88 to 1.00, and working capital was $60.2 million at October 31, 2000. As of October 31, 2000, the Company had loan commitments with commercial banks totaling $80.5 million of which $16.8 million was used. During the nine months ended October 31, 2000 the Company paid down revolving credit facilities by $24.2 million. The Company believes its available cash and credit facilities are more than sufficient to meet its short-term requirements.

In the nine months ended October 31, 2000, capital expenditures totaled
$4.4 million compared with $13.2 million in the same period in 1999. The decrease in capital expenditures in 2000 is the result of the completion of a major portion of the enterprise-wide resources planning (ERP) software system in 1999 and the delay in discretionary spending for 2000 capital expenditures pending completion of the work of the Special Board Committee of the Board of Directors (See Item 6).

Capital expenditures for new facilities, machinery, equipment and tooling over the preceding five years totaled approximately $76.2 million. Budgeted capital expenditures for 2000 are estimated at $12.0 million. The Company plans to use operating cash flows, leases and existing credit facilities to fund 2000 capital expenditures.

Although the Company paid a dividend of $.10 per share during the third quarter, its merger agreement with Lift Group requires that no further dividends be paid (see Item 6).

During the first three quarters of 2000, the U.S. dollar weakened against the major currencies included in the Company's consolidated financial statements. As a result, the cumulative translation adjustment in the consolidated balance sheet decreased shareholders' equity by $9.4 million for the first nine months ended October 31, 2000.

Cascade Corporation                                                 Exhibit 11


                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED OCTOBER 31
                                                      2000                                        1999
                                   ---------------------------------------       ---------------------------------------
                                     INCOME         SHARES       PER SHARE         INCOME         SHARES       PER SHARE
                                   (NUMERATOR)   (DENOMINATOR)    AMOUNT         (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                   ---------------------------------------       ---------------------------------------
Net income                          $    792                                      $  1,340

Less: preferred stock dividend            80                                           (82)
                                    --------                                      --------
Basic EPS
Income available to
  common shareholders                    712         11,440       $  0.06            1,258        11,440       $   0.11
                                                                  =======                                      ========
Effect of dilutive securities
Mandatorily redeemable convertible
  preferred stock                         80            800                             80           800

Exchangeable preferred stock                                                             2           109

Incentive stock options                                  80
                                    --------        -------                       --------      ---------
Dilutive EPS
Income available to common
  shareholder plus assumed
  conversions                       $    792         12,320       $  0.06         $  1,340        12,349       $   0.11
                                    ========        =======       =======         ========      ========       ========



                                                               NINE MONTHS ENDED OCTOBER 31
                                                      2000                                         1999
                                   ---------------------------------------        ---------------------------------------
                                     INCOME         SHARES       PER SHARE          INCOME         SHARES       PER SHARE
                                   (NUMERATOR)   (DENOMINATOR)    AMOUNT          (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                   ---------------------------------------        ---------------------------------------
Net income                          $ 10,567                                       $  9,892

Less: preferred stock dividend          (240)                                          (299)
                                    --------                                       --------
Basic EPS
Income available to
  common shareholders                 10,327         11,440       $   .90             9,593        11,462       $   0.84
                                                                  =======                                       ========
Effect of dilutive securities
Mandatorily redeemable convertible
  preferred stock                        240            800                             240           800

Exchangeable preferred stock                                                             59           238

Incentive stock options                                  22
                                    --------        -------                        --------      ---------
Dilutive EPS
Income available to common
  shareholder plus assumed
  conversions                       $ 10,567         12,262       $   .86          $  9,892        12,500       $   0.79
                                    ========        =======       =======          ========      ========       ========