Form 10-K405
period 2001-01-31
CASCADE CORP
filed 2001-05-01
CIK 18061

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2001
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to
Commission file number 1-12557

CASCADE CORPORATION
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0136592 (I.R.S. Employer Identification No.)

2201 N.E. 201st Ave. Fairview, Oregon 97024-9718
(Address of principal executive office) (Zip Code)

Registrant's telephone number, including area code: 503-669-6300

Securities registered pursuant to Section 12(b) of the Act:
 Common Stock, par value $.50 per share

Name of exchange on which registered: New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 2001 was $146,087,395.

    The number of shares outstanding of the registrant's common stock as of March 31, 2001 was 11,439,890.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement to be filed on or before May 23, 2001, to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held June 14, 2001 are incorporated by reference into Part III.

NOTE:  All references to fiscal years are defined as year ended January 31, 2001 (fiscal 2001), year ended January 31, 2000 (fiscal 2000) and year ended January 31, 1999 (fiscal 1999).

PART I

Item 1.  Business

General

    Cascade Corporation is a corporation organized in 1943 under the laws of the State of Oregon. The term "the Company" includes Cascade Corporation and its subsidiaries. The Company's headquarters are located in Fairview, Oregon, a suburb of Portland, Oregon. The Company is one of the world's leading manufacturers of attachments, hose reels, sideshifters, hydraulic cylinders and related replacement parts, primarily for the lift truck industry. Acquisitions in 1996 and 1997 expanded the attachment and hydraulic cylinder product capabilities and broadened the Company's focus to include fork products, also primarily for the lift truck industry. The Company sold its mast business unit in January, 1999, and its industrial tires division in April, 1999. The Company's business is now focused on its primary attachment and fork products.

Attachment Products

    The Company's attachment products include an extensive line of hydraulically actuated attachments designed for mounting on industrial lift trucks. Attachment products are manufactured with the Cascade name and symbol, for which the Company has secured trademark protection. The primary function of these products is to increase the scope and efficiency of materials handling applications normally performed by lift trucks. The product line offers a wide variety of functionally different attachments, each of which has several models, capacities and optional combinations. Attachments have been designed to clamp, lift, rotate, push, pull, tilt and sideshift a variety of loads such as appliances, paper rolls, baled materials, textiles, beverage containers, drums, canned goods, bricks, masonry blocks, lumber, plywood and boxed, packaged, palletized and containerized products of virtually all types.

    In addition, attachment products include hydraulic cylinders, which are used to transmit power in lift trucks and other types of machinery and industrial equipment. A substantial number of cylinders are utilized in the Company's proprietary lift truck attachment products. Hydraulic cylinders are also sold to manufacturers of various types of materials handling and other mobile equipment, usually through the customer's purchasing and engineering departments.

    The Company is one of the leading domestic and foreign independent suppliers of hydraulically actuated materials handling equipment designed for mounting on industrial lift trucks. Several lift truck manufacturers, who are customers of the Company, are also competitors in varying degrees to the extent that they manufacture a portion of their attachment requirements. Since the Company offers a broad line of attachment products capable of supplying a significant part of the total requirements for the entire lift truck industry, its experience has shown that lower costs resulting from its relatively high unit volume would be difficult for any individual lift truck manufacturer to achieve.

    The manufacturing of attachment products includes the purchase of raw materials and components, principally rolled products from steel mills, unfinished castings and forgings, hydraulic motors and hardware items such as fasteners, rollers, hydraulic seals and hose assemblies. The Company is not currently experiencing any shortages in obtaining raw materials or purchased parts. A portion of rolled steel is purchased from a German steel mill. With respect to other materials, the Company has several domestic and foreign suppliers. Difficulties in obtaining any of those items could affect operating results.

    Domestic manufacturing activities for attachment products are conducted in plants in Portland, Oregon, Springfield, Ohio, Beulaville, North Carolina and Warner Robins, Georgia. Foreign manufacturing sites are located in the United Kingdom, The Netherlands, Australia, Canada and China. In addition, the Company has sales, engineering and warehousing facilities in Japan, South Korea, Germany, France, Spain, Finland, New Zealand and South Africa.

Fork Products

    In March 1997, the Company added fork products to its product line with the purchase of Kenhar Corporation. Fork products are subject to strict design, construction and safety requirements established by industry associations and the International Standards Association. The Company continues to market under the Kenhar brand name. Kenhar forks are carefully designed and engineered products requiring specially formulated steel, a manufacturing process which strengthens the "heel", certified welding of the brackets which hold them to the carriage and heat treatment of the finished product.

    The Company presently offers a wide variety of both standardized and specialized forks. Fork characteristics are dictated by the expected capacity to be lifted, the characteristics of the load, the ambient environment in which employed, the terrain over which the load will be moved and the operational life cycle of the vehicle using the fork. Accordingly, while there are some standard fork products, the market demands a wide range of forks in custom sizes and shapes.

    The Company is one of the leading independent manufacturers of forks for lift trucks in the world. Market share varies by geographic region. The Company believes it is the leading manufacturer in North America and the preferred supplier of many OEMs (original equipment manufacturers) as well as after-market dealers and distributors. The Company also has significant market share in Europe and is continuing its sales and manufacturing expansion into the Asia/Pacific region. Since the Company offers a broad range of both standard and specialized forks, it is capable of supplying a significant part of the total requirements for the lift truck industry. In addition to sales to the lift truck market, the Company has an increasing market share of forks sold to OEMs of construction, mining, agricultural and industrial (other than lift trucks) mobile equipment.

    The Company purchases various materials and components necessary to produce its fork products, for which the principal material purchased is bar steel. The Company is not currently experiencing any shortage in obtaining bar steel which it obtains from steel mills under annual pricing agreements. While the Company has alternative suppliers of bar steel identified, difficulties in obtaining alternative sources of bar steel could affect the operating results should bar steel from one of its primary suppliers become unavailable.

    Domestic fork product manufacturing activities are conducted in Findlay, Ohio. Foreign manufacturing sites are located in the United Kingdom, France, Italy, China, Canada and South Korea.

Customers

    Attachment products are sold to both OEMs and equipment dealers. Products are marketed throughout the United States, Canada, Latin America, Europe, the Middle East, Australia, Africa and Asia. Since attachment products are sold to OEMs manufacturers and their dealers, a substantial portion of sales are to a few major customers. As with attachment products, the Company's fork product sales are primarily related to the lift truck industry and are sold primarily to OEM's. None of the Company's customers account for more than 10% of total net sales.

Research and Development

    Most of the Company's research and development activities are performed in a 28,000-square-foot product development center in Portland, Oregon. The Company's engineering staff develops and designs substantially all of the products sold by the Company. This staff is continually involved in developing new products and applications in the materials handling field. The Company does not consider patents to be important to the attachment and fork products business.

Environmental Matters

    From time to time the Company is the subject of investigations, conferences, discussions, and negotiations with various federal, state, local and foreign agencies with respect to cleanup of hazardous waste and compliance with environmental laws and regulations. Note 15 to the Consolidated Financial Statements (Item 8), "Legal Proceedings" (Item 3) and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" (Item 7) contain additional information concerning the Company's environmental matters.

Formation of Special Board Committee

    On March 29, 2000, Robert C. Warren, Jr., President and Chief Executive Officer, advised the Company's Board of Directors that he and a management group were exploring the possibility for the Company to be taken private in a management led leveraged buyout. Then Chairman, C. Calvert Knudsen, appointed a Special Committee of independent directors, consisting of James S. Osterman, Committee Chairman, Nicholas R. Lardy, Ernest C. Mercier and Nancy Wilgenbusch, to consider options to increase shareholder value. Henry Wessinger II later joined the Special Committee. On May 11, 2000, the Special Committee announced it had retained Gleacher & Co. to advise it on strategic alternatives to maximize shareholder value, including a sale or merger of the Company. After an extensive due diligence process, which involved the evaluation of the Company by several parties, including the Company's management group, the Special Committee received a number of proposals.

    On October 18, 2000, the Company entered into a merger agreement with acquisition companies formed by Lift Technologies, Inc., a manufacturer of lift truck masts, TD Capital Group Limited, a member of the Toronto Dominion Bank Group and the Ontario Municipal Employees Retirement Fund (Lift Group). Under the terms of the merger agreement each share of Cascade's common stock would be converted into the right to receive $17.25 in cash and the Company would become a wholly-owned subsidiary of a corporation formed by the Lift Group and continue doing business under its current name. On March 2, 2001, the Company announced that the anticipated March 31, 2001 closing date for the merger could not be met because the Lift Group planned to revise its proposal due to complications attributable to environmental litigation against Cascade.

    The Company's Board of Director's announced on April 17, 2001 that it had notified the Lift Group that it had terminated the merger agreement. The Board of Directors made the decision after reviewing a revised proposal submitted by the Lift Group for $15.75 per share, which included certain contingencies primarily related to the Lift Group's financing. The Board of Directors cited several factors as contributing to its decision. These factors included uncertainty over whether the transaction would close due to current conditions in the financing markets, pending environmental litigation with the City of Portland, the reduction in the per share price in the Lift Group's revised proposal and the need to end the distracting effect of a possible transaction on the Company's employees and customers.

    The Board of Directors announced that it did not intend to seek alternative buyers for Cascade at the present time, but would instead focus on reducing capital spending and debt and would increase attention to Cascade's core markets.

Employees

    At January 31, 2001, the Company had approximately 1,900 full-time employees throughout the world. The majority of these employees are not subject to collective bargaining agreements. The Company believes relations with its employees are excellent.

Foreign Operations

    The Company has substantial operations outside the United States. There are additional business risks attendant to the Company's foreign operation such as the risk that the relative value of the underlying local currencies may weaken when compared to the U.S. dollar. For further information about foreign operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) and Notes to the Consolidated Financial Statements (Item 8).

Forward-looking Statements

    Forward-looking statements throughout this report are based upon assumptions involving a number of risks and uncertainties. Factors which could cause actual results to differ materially from these forward-looking statements include, but are not limited to competitive factors in, and the cyclical nature of, the materials handling industry; fluctuations in lift truck orders or deliveries, availability and cost of raw materials; general business and economic conditions in North America, Europe and Asia; foreign currency fluctuations; and the effectiveness of the Company's capital expense and cost reduction initiatives.

Item 2.  Properties

    The Company owns and leases various types of properties located throughout North America, Europe, Australia and Asia. The Company's executive offices are located in Fairview, Oregon. The Company operates sales offices, manufacturing or warehouse facilities in 15 countries. Its major manufacturing facilities in the United States are located in Springfield and Findlay, Ohio; Warner Robins, Georgia; Beulaville, North Carolina and Portland, Oregon. Major manufacturing facilities located outside the United States include Almere and Hoorn, The Netherlands; La Machine, France; Manchester and Newcastle, United Kingdom; Toronto, Mississauga and Guelph, Ontario, Canada; Brisbane, Australia; Inchon, Korea; Xiamen and Hebei, China; and Brescia, Italy. Sales offices and warehouse facilities are located in Japan, South Africa, New Zealand, Australia, Sweden, Italy, United Kingdom, France, Germany, Spain, The Netherlands, China, Canada and the United States. See "Business" (Item 1) for more information regarding the location of the principal facilities for each industry segment. The Company owns 14 facilities that include major manufacturing facilities and certain sales and warehouse buildings, 4 of which are located in the United States and 10 of which are located in other countries. The Company leases 22 facilities, 5 located in the United States and 17 located in other countries.

    The Company generally considers the productive capacity of its manufacturing facilities to be adequate and suitable to meet its requirements.

    The Company is party to various leases of office and computer equipment, storage space and automobiles which are not material.

Item 3.  Legal Proceedings

    Neither the Company nor any of its subsidiaries are involved in any material pending legal proceedings other than litigation related to environmental matters discussed below. The Company and its subsidiaries are insured against product liability, personal injury and property damage claims which may occasionally arise.

    The Company and The Boeing Company are defendants in litigation brought in December 1999 by the City of Portland, Oregon (City), alleging damages arising from the proximity of a City water wellfield to groundwater contamination in the area of their respective Portland plant sites. The Company and The Boeing Company are remedying the contamination in question, which has not affected water pumped by the City from the wellfield. The City's complaint alleges damages of approximately $6.6 million. In November 2000 the City raised new theories which it asserts would increase its claimed damages against both defendants by up to $19 million. The United States District Court for the District of Oregon recently granted a partial summary judgment to the City on certain liability issues, however, the Company believes it has substantial defenses to damage amounts originally sought by the City and intends to defend itself vigorously. The Company believes the November 2000 additional damage claim is without merit. There has been no allocation of possible damages between the Company and The Boeing Company. The outcome of this matter is currently not determinable and no adjustments have been recorded in the Company's consolidated financial statements relative to possible outcome of this matter.

Item 4.  Submission of Matters to a Vote of Security Holders

    None

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    As of January 31, 2001, there were 328 holders of the Company's common stock including blocks of shares held by various depositories. It is the Company's belief that when the shares held by the depositories are attributed to the beneficial owners, the total exceeds 2,500.

    During the year ended January 31, 1998, a Canadian subsidiary of the Company issued 1,100,000 preferred shares in connection with the acquisition of Kenhar Corporation. Each preferred share is exchangeable for one common share of the Company. The preferred shares were issued in an exempt private offering transaction and a Form S-3 Registration covering these shares became effective in October, 1998. A subsidiary of the Company repurchased 300,000 of these shares in connection with the sale of the mast business unit in January, 1999. A total of 800,000 exchangeable preferred shares remain outstanding at January 31, 2001. Absent registration, Rule 144 would apply to sales of such common shares.

Market Information

    The high and low sales prices of the common stock of Cascade Corporation were as follows:

	Year Ended January 31
	2001		2000
	High	Low	High	Low
Market price range:
First quarter	$11.44	$7.50	$17.25	$9.94
Second quarter	12.75	9.94	14.88	12.94
Third quarter	16.00	12.75	13.38	8.94
Fourth quarter	16.75	15.08	11.13	8.00

Common Stock Dividends

    The common stock dividends declared by the Company in the years ended January 31, 2001 and 2000 were as follows:

	Year ended January 31
	2001	2000
First quarter	$.10	$.10
Second quarter	.10	.10
Third quarter	—	.10
Fourth quarter	—	.10

Total	$.20	$.40

Stock Exchange Listing and Transfer Agent

    The Company's stock is traded on the New York Stock Exchange under the symbol CAE.

    The Company's registrar and transfer agent is Chase Mellon, Shareholder Services, L.L.C., Shareholder Relations, P.O. Box 3315, South Hackensack, N.J., 07606, (800) 522-6645.

Item 6.  Selected Financial Data

	Year ended January 31
	2001	2000	1999	1998	1997
	(In thousands, except per share amounts and employees)
Income statement data:
Net sales	$339,033	$333,572	$415,788	$378,472	$223,729
Operating income	$27,862	$18,806	$36,685	$40,770	$24,850
Net income	$11,863	$4,934	$21,370	$21,040	$17,420
EBITDA(1)	$45,392	$33,153	$62,990	$61,200	$35,065
Cash flow data:
Cash flows from operating activities	$28,049	$50,135	$20,702	$15,701	$22,374
Cash flows from investing activities	$(6,228)	$12,411	$3,688	$(87,328)	$(39,409)
Cash flows from financing activities	$(31,317)	$(45,675)	$(22,501)	$72,921	$9,985
Stock information:
Earnings per share:
Basic	$1.02	$.40	$1.77	$1.73	$1.48
Diluted	$.97	$.40	$1.63	$1.60	$1.48
Book value per common share	$10.18	$9.87	$10.31	$9.32	$8.46
Dividends declared	$.20	$.40	$.40	$.40	$.40
Balance sheet information:
Working capital	$64,747	$66,167	$94,548	$81,063	$32,750
Total assets	$282,620	$315,588	$347,857	$349,592	$199,493
Long-term debt	$87,513	$109,043	$142,783	$144,785	$12,810
Shareholders' equity	$116,503	$112,933	$119,494	$110,551	$98,757
Other:
Expenditures for property, plant and equipment	$7,156	$16,834	$15,459	$15,453	$16,624
Depreciation and amortization	$18,285	$18,386	$21,550	$20,280	$10,280
Diluted weighted average shares of common stock outstanding(2)	12,272	12,385	13,148	13,190	11,797
Number of employees	1,899	1,842	2,174	2,322	1,293

(1)
Management believes that Earnings Before Interest Expense, Interest Income, Taxes, Depreciation and Amortization (EBITDA) is a key measure of cash flow. EBITDA should not be viewed as a measurement of financial performance under Generally Accepted Accounting Principles (GAAP) or as a substitute for GAAP measurements such as net income or cash flow from operating activities. EBITDA is not necessarily comparable to other companies due to the lack of uniform definition of EBITDA by all companies.

(2)
Includes the effect of 800,000 shares of outstanding exchangeable convertible preferred stock for years ending subsequent to January 31, 1997.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    All historical net sales and cost of goods sold amounts have been restated to reflect the requirements of Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." See Note 2 to the Consolidated Financial Statements (Item 8).

COMPARISON OF FISCAL 2001 AND FISCAL 2000

    Consolidated net sales for the year ended January 31, 2001 (fiscal 2001) totaled $339.0 million, a 1.6% increase from sales of $333.6 million for the year ended January 31, 2000 (fiscal 2000). After adjusting fiscal 2000 net sales for the April 1999 disposition of its industrial tire division, the Company's fiscal 2001 net sales increased 5.1%. The increase in fiscal 2001 net sales is due to higher demand in both North America and Asia. Net sales for fiscal 2001 in North America increased 10.6% as compared to net sales in fiscal 2000, excluding fiscal 2000 net sales from the industrial tire division. Europe's net sales decrease of 8.6% in fiscal 2001 compared to fiscal 2000 is due to the effect of weakened foreign currencies in the United Kingdom and in European Union countries whose currencies are fixed against the "euro." Excluding the effect of the weakened foreign currencies, Europe's net sales increased 3.2% in fiscal 2001 over net sales in fiscal 2000.

    Due to reduced levels of profitability in recent years, the Company approved and initiated restructuring plans in the second quarter of fiscal 2001 in both Australia and Europe. The restructuring of Europe included the closure of a manufacturing facility in Vaageryd, Sweden, the dissolution of redundant distribution facilities in both Germany and France and employee terminations at the Company's European headquarters in The Netherlands. The Company incurred $2.1 million in costs during fiscal 2001 related to its European restructuring efforts, which included $1.9 million primarily related to employee termination costs and $248,000 for inventory write downs. A total of 58 employees in Europe were terminated as a result of the restructuring activities.

    The Company's restructuring activities in Australia included the consolidation of manufacturing plants into one remaining facility in Brisbane, reduction of distribution facilities, realignment of sales operations and the disposal of the tire and battery businesses. Total restructuring costs in Australia during fiscal 2001 were $2 million. These costs consisted of $1.3 million in inventory write downs, primarily for tires and batteries, $108,000 for employee termination costs and $534,000 in various asset write-offs and miscellaneous costs. The Company terminated 32 employees in Australia related to the restructuring activities.

    Restructuring costs related to inventory write downs of $1.6 million are presented in the Company's consolidated statement of income in cost of goods sold. All other restructuring costs are included as a part of selling and administrative expenses. At January 31, 2001, the Company's consolidated balance sheet contained $1.0 million in accrued expenses related to the restructuring, primarily for final payments to employees terminated prior to January 31, 2001. The Company has completed the planned restructuring activities in both Europe and Australia as of January 31, 2001, but will evaluate the need to undertake further restructuring activities based on the success of the activities completed to date to achieve desired levels of profitability.

    The Company's gross margin increased to 34.7% in fiscal 2001 from 33.1% in fiscal 2000. This increase was due to strong demand in North America and Asia for higher margin products, primarily attachment products, and manufacturing efficiencies achieved through better utilization of available production capacity. Cost of goods sold in fiscal 2001 included $1.6 million related to inventory write downs for the restructuring activities in Europe and Australia. Excluding inventory write downs from restructuring activities, the Company's fiscal 2001 gross margin percentage was 35.1%.

    Total depreciation and amortization expense for fiscal 2001 and 2000 was $18.3 million and $18.4 million, respectively. The Company's level of capital expenditures in fiscal 2001, $7.2 million, was reduced significantly from prior year levels due to the proposed merger, see "Formation of Special Board Committee" (Item 1), and the Company's decision to use excess cash to reduce outstanding debt. This reduction minimized any additional depreciation and amortization expense recorded in fiscal 2001.

    Selling and administrative expenses were $66.5 million and $61.2 million in fiscal 2001 and 2000, respectively. As a percentage of net sales, selling and administrative expenses were 19.6% in fiscal 2001 and 18.4% in fiscal 2000. Fiscal 2001 expenses include $1.8 million of Special Board Committee costs related to the proposed merger and $2.4 million related to restructuring activities in Europe and Australia. Excluding the impact of these items in fiscal 2001, selling and administrative expenses were $62.2 million, 18.3% as a percentage of net sales.

    The Company's environmental expenses relate to periodic revisions to cost estimates for environmental remediation liabilities recorded on the consolidated balance sheet. In fiscal 2001, the Company recorded expenses of $4.9 million, which included a $3.1 million charge related to legal fees from the resolution of outstanding issues related to certain environmental and insurance proceedings and $1.8 million to adjust cost estimates for ongoing remediation efforts at the Company's Portland, Oregon and Springfield, Ohio manufacturing facilities. The $12 million in environmental expenses for fiscal 2000 included $7 million related to an adverse judgment against the Company in litigation brought by The Boeing Company. The remaining $5 million in environmental expenses related to revisions to cost estimates related to the previously mentioned remediation efforts in Portland and Springfield.

    Interest expense was $8.1 million in fiscal 2001 and $8.7 million in fiscal 2000. The reduction in interest expense reflects the Company's strategy to reduce overall debt levels through the application of cash from operations and any cash received from the sale of business units and divisions. The Company anticipates continuing this strategy into fiscal 2002.

    Other expense decreased to $755,000 in fiscal 2001 in comparison to $4 million in fiscal 2000. Fiscal 2001 other expense relates primarily to net losses on foreign currency translation. Other expense in fiscal 2000 includes special charges that stem from the integration of operations acquired, steps taken to assure consistency of global financial reporting and the loss on the sale of the Company's industrial tire division.

    The Company's effective tax rate increased to 41.8% in fiscal 2001 from 30.6% in fiscal 2000. This increase is due to higher levels of pre-tax income in fiscal 2001 over 2000, which diluted the benefit of certain tax attributes. The Company also incurred losses in Australia and Germany as a result of ongoing operations and restructuring activities for which no deferred tax benefit has been recognized.

    Net income in fiscal 2001 of $11.9 million ($.97 per share) increased $6.9 million or 140% over fiscal 2000 net income of $4.9 million ($.40 per share). The increase in net income in fiscal 2001 is due primarily to improved gross margins from sales of higher margin products and a reduction in both interest and environmental costs compared to fiscal 2000. The increase in the effective tax rate in fiscal 2001 to 41.8% partially offset the impact of the above items on fiscal 2001 net income. Excluding the effect of charges for environmental costs in both fiscal 2001 and 2000 and using the applicable effective tax rate for each year, net income would have been $14.7 million ($1.20 per share) in fiscal 2001 and $12.5 million ($1.01 per share) in fiscal 2000.

    North American operations were the Company's most profitable geographic segment, accounting for substantially all of the Company's consolidated net income for fiscal 2001 and 2000. The profitability of the Company's European operations increased in fiscal 2001 over fiscal 2000. The Company's remaining operations continued to incur a net loss in fiscal 2001, related entirely to operations in Australia.

    The Company considers the results from continuing operations to be in line with its expectations for gross margin improvements within the framework of its comprehensive restructuring programs. As noted in previous filings, the Company monitors published lift truck industry data on order and shipping volumes to assist in evaluating changes in market conditions and the impact on its customers, OEMs and equipment dealers. During fiscal 2001 these statistics showed strong growth in comparison with comparable amounts reported in the same period of fiscal 2000. Year-to-date industry data through March 2001 shows significant decreases in North American order volumes in comparison with the comparable prior year period through March 2000. The Company is currently evaluating the impact of these industry trends and anticipates fiscal 2002 operating results to reflect lower levels of net sales and net income as compared to fiscal 2001.

COMPARISON OF FISCAL 2000 AND FISCAL 1999

    Consolidated net sales for fiscal 2000 totaled $333.6 million, a decrease of 19.8% from net sales for the year ended January 31, 1999 (fiscal 1999) of $415.8 million. Fiscal 1999 net sales include the Company's mast business unit, which was divested in January 1999, and the industrial tire division. Adjusting for the divestitures of the mast business unit and industrial tire division, fiscal 2000 net sales of $322.8 million, increased 2.6% over fiscal 1999 net sales of $314.7 million.

    The increase in the fiscal 2000 gross margin to 33.1% from 30.5% in fiscal 1999 was the combined result of selected price increases, cost reduction efforts, manufacturing efficiencies and the previously mentioned divestitures of the mast business unit and industrial tire division. Both of these product lines had significantly higher cost of goods sold as a percentage of net sales.

    Depreciation and amortization expense decreased from $21.6 million in fiscal 1999 to $18.4 million in fiscal 2000. The reduction in fiscal 2000 was due to the elimination of depreciation and amortization expense for the Company's mast business unit and industrial tire division, which were sold in December 1998 and April 1999, respectively.

    Selling and administrative expenses decreased to $61.2 million in fiscal 2000 from $68.5 million in fiscal 1999. This reduction was the result of cost reduction efforts in fiscal 2000 and the sale of the mast business unit and the industrial tire division.

    Interest expense decreased from $10.9 million in fiscal 1999 to $8.7 million in fiscal 2000 as a result of debt reductions from funds received from the sale of business units and divisions.

    Other expense in fiscal 2000 includes special charges from the integration of operations acquired, steps taken to assure consistency of global financial reporting and the loss on the sale of the Company's industrial tire division. Other income of $4.8 million in fiscal 1999 relates primarily to a gain on the sale of two parcels of land.

    The Company's effective tax rate decreased to 30.6% in fiscal 2000 from 31.6% in fiscal 1999 due primarily to the increase in U.S. foreign tax credits attributed to foreign earnings not yet repatriated.

    Net income in fiscal 2000 of $4.9 million ($.40 per share) was 76.9% lower than fiscal 1999 net income of $21.4 million ($1.63 per share). The decrease in fiscal 2000 net income is the result of increased environmental expenses, special charges from the integration of operations acquired, steps taken to assure consistency of global financial reporting and a loss on the sale of the industrial tire division.

    Adjusting for environmental costs, special charges from the integration of operations and global financial reporting and the sale of the industrial tire division and mast business unit, comparable net income was $17.7 million ($1.42 per share) in fiscal 2000 versus $17.3 million ($1.32 per share) in fiscal 1999 or 2.3% higher than the prior year. The 7.6% increase in earnings per share after the above noted

adjustments also reflects shares of the Company's common stock repurchased during fiscal 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company maintains a $60 million revolving line of credit facility, which continues through December 2002 at a variable interest rate of LIBOR plus .50% (6.44% at January 31, 2001). The balance outstanding under the facility at January 31, 2001 was $8.5 million. Short-term lines of credit available from commercial banks at January 31, 2001 totalled $26.2 million, of which $21.1 million was unused.

    Total outstanding debt, long-term and short-term notes payable, at January 31, 2001 was $94.7 million in comparison with $123.6 million at January 31, 2000. The Company's debt to equity ratio improved to .81 to 1 at January 31, 2001 from 1.09 to 1 at January 31, 2000.

    Working capital at January 31, 2001 of $64.7 million was less than the $66.2 million of working capital at January 31, 2000. The Company's current ratio at January 31, 2001 was 2.32 to 1 in comparison to 2.02 to 1 at January 31, 2000.

    The Company declared dividends of $.20 per share in fiscal 2001 in comparison to dividends of $.40 per share in both fiscal 2000 and 1999. No dividends have been declared since the second quarter of fiscal 2001, since the Company was prohibited from declaring dividends under the merger agreement signed with the Lift Group on October 18, 2000. As discussed in Item 1, "Formation of Special Board Committee", the Board of Directors notified the Lift Group on April 17, 2001 that it had terminated the merger agreement. The Board of Directors has not yet determined the future dividends policy.

    The Company's balance of cash and cash equivalents decreased from $23.2 million at January 31, 2000 to $12.4 million at January 31, 2001. Net cash provided by operating activities was $28 million in fiscal 2001, compared to $50.1 million and $20.7 million in fiscal 2000 and 1999, respectively. During fiscal 2001 the Company continued to reduce accounts receivable and inventory levels, however the reductions were less than similar reductions during fiscal 2000. In addition the Company reduced accounts payable and accrued expenses, including accrued environmental expenses, in fiscal 2001. The increase in fiscal 2000 net cash flows from operating activities was primarily due to reductions in accounts receivable and inventory and increases in accounts payable, accrued expenses and accrued environmental expenses.

    The Company did not sell any significant assets, business units, or divisions in fiscal 2001, which accounts for the reduction in net cash from investing activities for fiscal 2001 in comparison with both fiscal 2000 and 1999.

    Net cash used in financing activities decreased in fiscal 2001 to $31.3 million as compared to $45.7 million in fiscal 2000. The Company continued with its planned reduction of debt balances in fiscal 2001 with long-term debt payments of $27.5 million and $3.3 million of payments on short-term notes payable. Additional borrowings were minimal in fiscal 2001. As previously discussed, dividend payments were also reduced in fiscal 2001. Net cash used in financing activities in fiscal 2000 included $6 million for the redemption of common and preferred stock. Net payments to reduce long-term debt and short-term notes payable balances in fiscal 2000 were $34.3 million.

    During fiscal 2001, 2000 and 1999, the Company's capital expenditures were $7.2 million, $16.8 million and $15.5 million, respectively. The decrease in capital expenditures in fiscal 2001 was primarily the result of management's decision to minimize expenditures in light of the proposed merger and to reduce outstanding debt. While the level of capital expenditures in fiscal 2001 was sufficient to maintain required operational requirements, the Company believes future capital expenditure levels will need to increase above fiscal 2001 levels to continue to achieve required manufacturing efficiencies. The Company's planned capital expenditures in fiscal 2002 are $12 million.

    Capital expenditures in fiscal 2000 and 1999 included $6.1 million and $8.3 million, respectively, related to the implementation of the Company's enterprise-wide resource planning (ERP) software system in the United States and Europe. The Company completed substantially all implementation activities in the United States and Europe in fiscal 2000. Additional capital expenditures in fiscal 2001 related to the implementation were not material. While the Company plans to complete the ERP implementation at its Canadian operations at a future date, no specific expenditures are planned for fiscal 2002. The Company continues to evaluate the costs and benefits of further ERP implementation activities in Asia and Australia, but currently has no plans to complete the implementation in these areas.

    The Company believes its cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy its expected working capital and capital expenditure requirements for fiscal 2002.

    The US dollar strengthened in fiscal 2001 in comparison to most foreign currencies used by the Company's significant foreign operations. As a result, foreign currency translation adjustments decreased shareholders' equity by $5.8 million in fiscal 2001. Foreign currency translation adjustments in fiscal 2000 and 1999 decreased shareholders' equity by $4.7 million and $3.2 million, respectively.

    On January 1, 1999, 11 of the 15 countries that are members of the European Union introduced a new currency called the "euro," which will ultimately replace the national currencies of these 11 countries. The conversion rates between the euro and the participating nations' currencies were fixed irrevocably as of January 1, 1999, and participating national currencies will be removed from circulation between January 1, 2002 and June 30, 2002 and replaced by the euro.

    The Company's internal systems that were affected by the initial introduction of the euro were made without material system modification costs. Further internal system changes are currently being made in preparation for the ending of the bilateral rates in January 2002 and the withdrawal of the currencies thereafter. The costs of these changes are not expected to be material. While the Company continues to evaluate the impact of the ongoing euro conversion over time, based on currently available information, management does not believe that the euro conversion will have a material adverse impact on our financial condition or overall trends in results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

    In November 2000, the Financial Accounting Standards Board issued Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" (EITF 00-10). EITF 00-10 requires all amounts billed to a customer in a sale transaction related to shipping and handling, if any, to be classified as revenue. It also disallows the reporting of shipping and handling costs as a reduction in revenue. Prior to the year ended January 31, 2001, the Company presented both amounts billed to customers for shipping and related costs as a component of net sales. The Company implemented EITF 00-10 in the fourth quarter of the year ended January 31, 2001. Net sales and cost of goods sold amounts in this Form 10-K for the year ended January 31, 2001 are presented in accordance with EITF 00-10. Amounts presented for the years ended January 31, 2000 and 1999 have been reclassified to be consistent with the current year presentation. The reclassifications increased net sales and cost of goods sold by $9.7 million, $8.8 million and $7.9 million for the years ended January 31, 2001, 2000 and 1999, respectively.

    The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. During the fourth quarter of the current year, the Company performed a comprehensive review of its revenue recognition policies and determined that they are in compliance with SAB 101.

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" in the year ended January 31, 1999. SFAS No. 133 as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. The adoption did not have a material effect on the Company's financial statements.

Item 7A  Quantitative and Qualitative Disclosure About Market Risk

    Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rate and interest rate fluctuations. The Company does enter into foreign currency forward exchange contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The principal currencies hedged are denominated in Japanese, Canadian, Korean, Australian, New Zealand and several European currencies, primarily the euro and British pound. The Company's foreign currency forward exchange contracts have terms normally lasting less than one month. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. See Note 12 to the Consolidated Financial Statements (Item 8).

    The Company's risk associated with fluctuating interest rates is limited, however, to the exposure related to those debt instruments and credit instruments and credit facilities which are tied to market rates and the Company does not consider its interest rate risk to be material.

Item 8.  Financial Statements and Supplementary Data

Cascade Corporation

Consolidated Statements of Income

	Year ended January 31
	2001	2000	1999
	(In thousands, except per share amounts)
Net sales	$339,033	$333,572	$415,788

Operating expenses:
Cost of goods sold	221,523	223,142	289,053
Depreciation and amortization	18,285	18,386	21,550
Selling and administrative expenses	66,484	61,238	68,500
Environmental expenses	4,879	12,000	—

Total operating expenses	311,171	314,766	379,103

Operating income	27,862	18,806	36,685
Interest expense	8,146	8,686	10,940
Interest income	(1,437)	(1,030)	(755)
Other (income) expense, net	755	4,039	(4,755)

Income before provision for income taxes	20,398	7,111	31,255
Provision for income taxes	8,535	2,177	9,885

Net income	11,863	4,934	21,370
Dividends paid on preferred shares of subsidiary	160	423	530

Net income applicable to common shareholders	$11,703	$4,511	$20,840

Basic earnings per share	$1.02	$.40	$1.77

Diluted earnings per share	$.97	$.40	$1.63

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Consolidated Balance Sheets

	As of January 31
	2001	2000
	(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$12,418	$23,188
Accounts receivable, less allowance for doubtful accounts of $1,574 and $1,511	53,846	54,934
Inventories	40,278	47,487
Deferred income taxes	3,802	3,544
Prepaid expenses and other	3,595	1,693

Total current assets	113,939	130,846
Property, plant and equipment, net	77,235	86,716
Goodwill, net	68,175	75,179
Deferred income taxes	11,244	12,250
Other assets	12,027	10,597

Total assets	$282,620	$315,588

Liabilities and Shareholders' Equity
Current liabilities:
Notes payable to banks	$5,099	$8,408
Current portion of long-term debt	2,107	6,137
Accounts payable	19,438	22,960
Accrued payroll and payroll taxes	6,626	5,707
Accrued environmental expenses	5,440	7,910
Other accrued expenses	10,482	13,557

Total current liabilities	49,192	64,679
Long-term debt	87,513	109,043
Accrued environmental expenses	10,954	10,405
Deferred income taxes	2,613	2,894
Other liabilities	4,471	4,260

Total liabilities	154,743	191,281

Commitments and contingencies (Note 15)
Exchangeable convertible preferred stock and minority interest	11,374	11,374

Shareholders' equity:
Preferred stock, no par value, 200,000 shares authorized, none issued and outstanding	—	—
Common stock, $.50 par value, 20,000,000 authorized shares; 11,439,890 and 11,567,388 shares issued	5,720	5,784
Additional paid-in capital	234	399
Retained earnings	132,337	122,922
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustments	(21,788)	(15,943)
Treasury stock, at cost, 127,498 shares	—	(229)

Total shareholders' equity	116,503	112,933

Total liabilities and shareholders' equity	$282,620	$315,588

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Consolidated Statements of Changes in Shareholders' Equity

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Treasury Stock	Retained Earnings		Annual Comprehensive Income
	Shares	Amount
	(In thousands, except per share amounts)
Balance at January 31, 1998	11,988	$5,994	$3,711	$(229)	$109,091	$(8,016)	$—
Net income	—	—	—	—	21,370	—	$21,370
Dividends ($.40 per share)	—	—	—	—	(5,361)	—	—
Common stock repurchased	(286)	(143)	(3,921)	—	—	—	—
Stock options exercised	12	6	241	—	—	—	—
Redemption of mandatorily redeemable convertible preferred stock	—	—	(54)	—	(35)	—	—
Translation adjustment	—	—	—	—	—	(3,184)	(3,184)
Other	1	1	23	—	—	—	—

Balance at January 31, 1999	11,715	5,858	—	(229)	125,065	(11,200)	$18,186

Net income	—	—	—	—	4,934	—	$4,934
Dividends ($.40 per share)	—	—	—	—	(5,321)	—	—
Common stock repurchased	(176)	(88)	—	—	(1,756)	—	—
Conversion of preferred stock	28	14	399	—	—	—	—
Translation adjustment	—	—	—	—	—	(4,743)	(4,743)

Balance at January 31, 2000	11,567	5,784	399	(229)	122,922	(15,943)	$191

Net income	—	—	—	—	11,863	—	$11,863
Dividends ($.20 per share)	—	—	—	—	(2,448)	—	—
Stock options exercised	4	2	—	—	—	—	—
Common stock repurchased	(4)	(2)	—	—	—	—	—
Translation adjustment	—	—	—	—	—	(5,845)	(5,845)
Retirement of treasury stock	(127)	(64)	(165)	229	—	—	—

Balance at January 31, 2001	11,440	$5,720	$234	$—	$132,337	$(21,788)	$6,018

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Consolidated Statements of Cash Flows

	Year Ended January 31
	2001	2000	1999
	(In thousands)
Cash flows from operating activities:
Net income	$11,863	$4,934	$21,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,285	18,386	21,550
Deferred income taxes	467	(9,373)	1,770
Loss (gain) on disposition of assets	67	1,223	(3,873)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	1,088	9,847	(10,083)
Inventories	5,569	3,877	(3,735)
Prepaid expenses and other	(1,902)	5,778	(1,629)
Accounts payable and accrued expenses	(5,678)	4,344	2,570
Accrued environmental expenses	(1,921)	10,087	(3,088)
Other liabilities	211	1,032	(4,150)

Net cash provided by operating activities	28,049	50,135	20,702

Cash flows from investing activities:
Additions to property, plant and equipment	(7,156)	(16,834)	(15,459)
Proceeds from sale of assets	1,367	29,785	11,375
Other assets	(439)	(540)	7,772

Net cash provided by (used in) investing activities	(6,228)	12,411	3,688

Cash flows from financing activities:
Payments on long-term debt	(27,470)	(61,783)	(5,241)
Proceeds from long-term debt	1,910	28,844	—
Notes payable to banks, net	(3,309)	(1,409)	(3,376)
Redemption of convertible preferred stock and minority interest	—	(4,162)	(4,730)
Repurchase of common stock	—	(1,844)	(4,064)
Issuance of common stock	—	—	271
Cash dividends paid	(2,448)	(5,321)	(5,361)

Net cash used in financing activities	(31,317)	(45,675)	(22,501)

Effect of exchange rate changes	(1,274)	(5,143)	(3,395)

Increase (decrease) in cash and cash equivalents	(10,770)	11,728	(1,506)
Cash and cash equivalents at beginning of year	23,188	11,460	12,966

Cash and cash equivalents at end of year	$12,418	$23,188	$11,460

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$8,376	$8,515	$12,220
Income taxes	$13,378	$8,561	$13,925
Supplemental disclosure of noncash information:
Receivable from capital lease	$2,036	—	—
Note receivable received upon sale of assets	—	$7,300	—
Conversion of convertible preferred stock to common stock	—	$413	—

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Notes to Consolidated Financial Statements

Note 1—Description of Business

    Cascade Corporation (the Company or Cascade) is an international company engaged in the business of designing, manufacturing and selling equipment used primarily in material handling applications. The Company manufactures an extensive line of hydraulically actuated attachments designed for mounting on lift trucks. Other major products include forks for lift trucks and hydraulic cylinders used primarily in material handling operations. Accordingly, the Company's sales are largely dependent on the sales of lift trucks and on the sales of replacement parts. A significant portion of the Company's sales are made in North America and Europe. The Company is headquartered in Portland, Oregon, employing approximately 1,900 people and maintaining operations in 15 countries outside the United States.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

    Cash and cash equivalents consist of cash on deposit and highly liquid investments with maturities of three months or less at the date of purchase.

Inventories

    Inventories are stated at the lower of average cost or market.

Property, Plant and Equipment

    Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is generally provided using the straight-line method over the estimated useful lives of the assets. Useful lives range from 15 to 35 years for buildings and 2 to 12 years for machinery and equipment, including certain equipment under long-term capital leases.

    Maintenance and repairs are expensed as incurred and costs of improvements and renewals are capitalized. Upon disposal, cost and accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in operations.

Goodwill

    Goodwill represents the excess of the cost of acquired businesses over the fair value of net identifiable assets acquired and is amortized on a straight-line basis, generally over 20 years. Accumulated amortization of goodwill was $14.9 million and $12.5 million at January 31, 2001 and 2000, respectively.

Impairment of Long-Lived Assets

    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the assets and eventual disposition in comparison with the carrying value. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset.

Stock-Based Compensation

    The Company accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The exercise price of stock options granted equals the market price on the date of grant. There is no recorded expense related to grants of stock options.

Foreign Currency Translation

    The Company translates the balance sheets of its foreign subsidiaries using fiscal year-end exchange rates. The statements of income are translated using the average exchange rates for the period. The cumulative effect of such translations is included in shareholders' equity.

Environmental Remediation

    The Company accrues environmental costs if it is probable a liability has been incurred at the financial statement date and the amount can be reasonably estimated. Recorded liabilities have not been discounted. Environmental compliance costs are expensed as incurred.

Foreign Currency Forward Exchange Contracts

    Gains and losses on foreign currency forward exchange contracts, which generally mature in one month or less, are recognized in operations and measured over the period of the contract by reference to the forward rate for a contract to be consummated on the same future date as the original contract.

Fair Value of Financial Assets and Liabilities

    The fair value of the Company's monetary assets and liabilities are evaluated based upon the existing interest rates related to such assets and liabilities compared to current market rates of interest. The carrying value of the Company's monetary assets and liabilities approximates fair value.

Revenue Recognition

    The Company recognizes revenue when products are shipped to customers. Provisions for return allowances and warranties are recorded at the time revenue is recognized, based on the Company's historical experience.

Concentrations of Credit Risk

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable and foreign currency forward exchange contracts. The Company places its cash in major financial institutions. Deposits held with the financial institutions may exceed the Federal Deposit Insurance Corporation limit. Accounts receivable are with a large number of customers, primarily equipment manufacturers and dealers, dispersed across a wide geographic base. The Company performs on-going credit evaluations and does not require collateral. Allowances are maintained for potential credit losses when deemed necessary. See Note 12 for discussion of foreign currency forward exchange contracts.

Reclassifications

    Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation. Corrections have also been made to prior year information in certain footnotes.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and judgements made by management of the Company include matters such as the collectibility of accounts receivable, realizability of deferred income tax assets, realizability of intangible assets and future costs of environmental matters.

Income Taxes

    Deferred income tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and the amounts reported in the consolidated financial statements. The provision for income taxes is the tax payable for the period and the change during the period in net deferred income tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Research and Development Costs

    Research and development costs are expensed as incurred and are related to developing new products and to improving existing products or processes. The Company incurred research and development costs of $4.2 million, $4.4 million, and $4.4 million for the years ended January 31, 2001, 2000 and 1999, respectively.

Earnings Per Share

    Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if convertible securities or stock options were exercised or converted into common stock.

Recent Accounting Pronouncements

    In November 2000, the Financial Accounting Standards Board issued Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" (EITF 00-10). EITF 00-10 requires all amounts billed to a customer in a sale transaction related to shipping and handling, if any, to be classified as revenue. It also disallows the reporting of shipping and handling costs as a reduction in revenue. Prior to the year ended January 31, 2001, the Company presented both amounts billed to customers for shipping, handling and related costs as a component of net sales. The Company implemented EITF 00-10 in the fourth quarter of the year ended January 31, 2001. Net sales and cost of goods sold amounts in the consolidated statements of income, quarterly financial information and segment information for the year ended January 31, 2001 are presented in accordance with EITF 00-10. Amounts presented for the years ended January 31, 2000 and 1999 have been reclassified to be consistent with the current year presentation. The reclassifications increased net sales and cost of goods sold by $9.7 million, $8.8 million and $7.9 million for the years ended January 31, 2001, 2000 and 1999, respectively.

    The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. During the fourth quarter of the current year, the Company performed a comprehensive review of its revenue recognition policies and determined that they are in compliance with SAB 101.

    The Company adopted Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" in the year ended January 31, 1999. SFAS No. 133 as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. The adoption did not have a material effect on the Company's financial statements.

Note 3—Merger Agreement

    In March 2000 the Board of Directors created a Special Committee of Independent Directors to consider options to increase shareholder value. On October 18, 2000 the Company entered into a merger agreement with acquisition companies formed by Lift Technologies, Inc., a manufacturer of lift truck masts (see Note 14), TD Capital Group Limited, a member of the Toronto Dominion Bank Group, and the Ontario Municipal Employees Retirement Fund (Lift Group). Under the terms of the merger agreement each share of Cascade's common stock would be converted into the right to receive $17.25 in cash and the Company would become a wholly-owned subsidiary of a corporation formed by the Lift Group and continue doing business under its current name.

    On March 2, 2001, the Company announced that the anticipated March 31, 2001 closing date for the merger could not be met because the Lift Group planned to revise its proposal due to complications attributable to environmental litigation against Cascade. After receiving a revised proposal from the Lift Group, the Board of Directors announced on April 17, 2001 that it had notified the Lift Group that it had terminated the merger agreement. The Board of Directors indicated it did not intend to seek alternative buyers for the Company at the present time. The Company incurred $1.8 million in costs during the year ended January 31, 2001 related to the activities of the Special Board Committee, which are included in selling and administrative expenses.

Note 4—Inventories

	January 31
	2001	2000
	(In thousands)
Finished goods and components	$28,899	$34,712
Work in process	1,448	1,654
Raw materials	9,931	11,121

	$40,278	$47,487

Note 5—Property, Plant and Equipment

	January 31
	2001	2000
	(In thousands)
Land	$4,420	$4,850
Buildings	38,377	39,394
Machinery and equipment	138,999	143,532

	181,796	187,776
Accumulated depreciation	(104,561)	(101,060)

	$77,235	$86,716

    Depreciation expense for the years ended January 31, 2001, 2000 and 1999, was $12.6 million, $13.7 million and $16.7 million, respectively.

Note 6—Debt

	January 31
	2001	2000
	(In thousands)
Series A and B senior notes, interest at 6.92% payable currently, principal due annually November 2002 through 2007	$75,000	$75,000
Revolving line of credit ($60 million facility), interest payable currently at LIBOR plus .50% rate (6.44% at January 31, 2001), principal payable in December 2002	8,500	—
Commercial paper, interest at variable rate (6.35% at January 31, 2000)	—	27,844
Mortgage note, interest at 6.7% due quarterly through 2008, collateralized by plant facility	2,949	5,241
Capital lease obligations for equipment, weighted average interest (10.17% at January 31, 2001 and 7.3% at January 31, 2000), monthly payments through 2005	2,932	6,527
Other	239	568

	89,620	115,180
Less current portion	2,107	6,137

Total long-term debt	$87,513	$109,043

    The Company's debt agreements contain dividend restrictions and covenants relating to net worth, fixed charges and leverage ratios. Borrowing arrangements with commercial banks provide short-term lines of credit at January 31, 2001 totaling $26.2 million, of which $21.1 million was unused. Average interest rates on short-term borrowings were 5.1% and 4.5% at January 31, 2001 and 2000, respectively.

    Future maturities of long-term debt are as follows (in thousands):

Year ended January 31
2002	$2,107
2003	21,802
2004	13,330
2005	13,335
2006	13,069
Thereafter	25,977

$89,620

Note 7—Income Taxes

	Year Ended January 31
	2001	2000	1999
	(Dollars in thousands)
Provision for income taxes consisted of (in thousands):
Current
Federal	$3,105	$1,852	$6,625
State	517	406	1,300
Foreign	4,446	8,624	1,425

	8,068	10,882	9,350

Deferred
Federal	517	(2,353)	150
State	81	(58)	65
Foreign	(131)	(6,294)	320

	467	(8,705)	535

Total provision for income taxes	$8,535	$2,177	$9,885

Income before provision for income taxes was as follows:
United States	$13,950	$3,323	$23,260
Foreign	6,448	3,788	7,995

	$20,398	$7,111	$31,255

Reconciliation of the federal statutory rate to the effective tax rate is as follows:
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.0	2.9	2.9
Tax on foreign earnings	(1.5)	3.9	(3.8)
Foreign sales corporation	(0.5)	(3.3)	(0.4)
International financing	(6.0)	(17.0)	(3.9)
Net change in valuation allowance	11.0	11.1	—
Other	1.8	(2.0)	1.8

Effective tax rate	41.8%	30.6%	31.6%

    The components of deferred income tax assets and liabilities recorded on the consolidated balance sheet are as follows (in thousands):

	January 31
	2001	2000
Deferred tax assets:
Accruals	$1,789	$1,148
Environmental	6,177	6,800
Employee benefits	1,239	1,189
Foreign tax credits	11,570	8,085
Net operating losses of foreign subsidiaries	3,011	791
Other	730	3,872

	24,516	21,885
Valuation allowance	(3,040)	(791)

Total deferred tax assets	21,476	21,094

Deferred tax liabilities:
Depreciation	(8,135)	(6,986)
Other	(908)	(1,208)

Total deferred tax liabilities	(9,043)	(8,194)

Net deferred income taxes	$12,433	$12,900

    The Company has recorded a valuation allowance as of January 31, 2001 and January 31, 2000 related to the deferred tax benefits related to foreign subsidiary net operating loss carryforwards. Foreign loss carryforwards have no expiration date and total $7.8 million at January 31, 2001.

    The Company has recognized the benefit of U.S. foreign tax credit carryforwards of $1.0 million which expire through January 31, 2006. A deferred tax asset of $10.7 million has been recorded for U.S. foreign tax credits attributed to unrepatriated foreign earnings. Realization of this deferred tax asset is dependent on generating sufficient foreign-sourced U.S. taxable income. The five-year expiration period on U.S. foreign tax credits does not begin until the foreign earnings are repatriated.

Note 8—Capital Stock

    The Company has outstanding exchangeable preferred stock of Cascade Canada Ltd., an otherwise wholly-owned subsidiary of the Company. Holders of the exchangeable shares are entitled to voting rights of an equivalent number of the Company's common shares and are entitled to dividends equivalent to those declared and paid for like numbers of Cascade common stock. At January 31, 2001 and 2000 the Company had 800,000 exchangeable preferred shares issued and outstanding, which is presented as exchangeable convertible preferred stock and minority interest on the Company's consolidated balance sheet.

Note 9—Benefit Plans

    The Company sponsors a number of defined contribution plans. The Company matches employee contributions in varying degrees and also makes contributions to certain plans based on a percentage of employee wages. Company expense under these plans was $2.8 million, $2.7 million, and $2.3 million for the years ended January 31, 2001, 2000 and 1999, respectively.

    The Company has defined benefit plans covering certain non-U.S. employees. The Company's funding policy for defined benefit plans is to make annual contributions based on actuarially determined funding requirements. The pension benefits are based on years of service and average earnings over a specified five-year period of time.

    The Company provides health care benefits for retired employees. The Company is accruing the estimated future costs of providing postretirement benefits to eligible active employees during the employee's active service period. The Company's postretirement plan is not funded.

    The assumed health care cost trend used in measuring the accumulated postretirement benefit obligation was 11% in the first year decreasing to 5% over the next six years, and then remaining at 4.5% thereafter. A one percentage point increase in the cost trend rates would increase the accumulated postretirement benefit obligation as of January 31, 2001 by $528,904 and net periodic postretirement benefit cost by $50,842.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Pension and Other Postretirement Benefits

    The status of defined benefit and postretirement benefit plans is summarized below:

	Year Ended January 31
	Defined Benefit			Postretirement Benefit
	2001	2000	1999	2001	2000	1999
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$5,616	$7,904	$6,001	$4,592	$5,120	$4,890
Service cost	208	212	289	84	83	83
Interest cost	287	297	392	334	324	320
Participant contributions	36	92	134	—	—	—
Acquisition and divestitures	—	(2,735)	(152)	—	—	—
Benefits paid	(166)	(517)	(230)	(369)	(540)	(470)
Actuarial (gain) or loss	(25)	363	1,470	320	(395)	297

Benefit obligation at end of year	5,956	5,616	7,904	4,961	4,592	5,120

Change in plan assets
Fair value of plan assets at beginning of year	5,089	7,505	6,070	—	—	—
Actual return on plan assets	158	589	1,129	—	—	—
Acquisition and divestitures		(2,997)	(261)	—	—	—
Employer contributions	276	362	374	369	540	470
Participant contributions	76	85	134	—	—	—
Benefits paid	(217)	(498)	(230)	(369)	(540)	(470)
Exchange rate changes	—	—	(31)	—	—	—

Fair value of plan assets at end of year	5,382	5,046	7,185	—	—	—

Reconciliation of funded status
Funded status	(573)	(570)	(719)	(4,961)	(4,592)	(5,120)
Unrecognized actuarial loss	836	712	19	1,667	1,461	2,021
Prepaid costs	—	—	—	34	—	—

Net amount recognized at year-end	$263	$142	$(700)	$(3,260)	$(3,131)	$(3,099)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$395	$142	$—	$—	$—	$—
Accrued benefit liability	(132)	—	(700)	(3,260)	(3,131)	(3,099)

Net amount recognized at year-end	$263	$142	$(700)	$(3,260)	$(3,131)	$(3,099)

Components of net periodic benefit cost
Service cost	$208	$212	$289	$84	$83	$83
Interest cost	287	297	392	334	324	320
Expected return on plan assets	(357)	(389)	(312)	—	—	—
Amortization of transitional obligation	13	15	—	—	—	—
Recognized net actuarial loss	6	3	—	115	165	136

Net periodic benefit cost	$157	$138	$369	$533	$572	$539

Weighted-average assumptions
Discount rate	5.0%	5.0%	6.0%	7.25%	7.50%	6.50%
Expected long-term rate of return on plan assets	7.0%	8.0%	9.0%	N/A	N/A	N/A

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 10—Stock Option Plan

    The Company has reserved 800,000 shares of common stock for the Cascade Corporation 1995 Senior Managers' Incentive Stock Option Plan (the Plan). The Plan permits the award of incentive stock options (ISO) to officers and key employees. Under the terms of the Plan, the purchase price of shares subject to each ISO granted must not be less than the fair market value on the date of grant. Accordingly, no compensation cost has been recognized under the Plan. Outstanding options vest after three or four years and are exercisable for ten years from the date of grant.

    The Company is required under SFAS No. 123, "Accounting for Stock-Based Compensation," to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce compensation charges. These amounts have not been reflected in the Company's Consolidated Statement of Income because no compensation charge arises when the price of the employees' stock options equals the market value of the underlying stock at the grant date, as in the case of options granted to the Company employees. Pro forma information under SFAS No. 123 is as follows:

	Year Ended January 31
	2001	2000	1999
	(In thousands)
Net income—as reported	$11,863	$4,934	$21,370
Net income—pro forma	$11,184	$4,294	$20,847
Diluted earnings per share—as reported	$.97	$.40	$1.63
Diluted earnings per share—pro forma	$.91	$.35	$1.59

    The pro forma effect on net income for the years ended January 31, 2001, 2000, and 1999 is not representative of the pro forma effect in future years because compensation expense related to grants made in prior years is not considered. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended January 31
	2001	2000	1999
Risk-free interest rate	6.7%	5.4%	5.5%
Expected volatility	36%	33%	35%
Expected dividend yield	4.0%	3.1%	2.5%
Expected life (in years)	5	5	5

    A summary of the Plan's status at January 31, 2001, 2000 and 1999 together with changes during the periods then ended are presented in the following table:

	Shares	Weighted Average Price Per Share
Balance at January 31, 1998	281,377	$15.73
Granted	277,337	16.45
Exercised	(11,647)	16.09
Forfeited	(127,991)	15.89

Balance at January 31, 1999	419,076	$16.20
Granted	49,375	14.71
Exercised	—	—
Forfeited	(61,672)	15.91

Balance at January 31, 2000	406,779	$16.06
Granted	212,000	10.20
Exercised	(3,753)	15.81
Forfeited	(3,286)	12.30

Balance at January 31, 2001	611,740	$14.05

    The following table summarizes information about fixed options outstanding at January 31, 2001.

	Options Outstanding			Options Exerciseable
Exercise Price Range:	Total Shares Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life	Number of Shares Exercisable	Weighted Average Exercise Price
$9.94 - 10.93	210,000	$10.21	9	—	$—
13.00 - 14.30	48,820	13.15	8	14,705	13.10
15.25 - 16.00	134,434	15.41	6	105,061	15.64
16.38 - 18.02	218,486	16.72	7	133,337	16.78

	611,740			253,103

Note 11—Earnings Per Share

    The following table presents the calculation of basic and diluted earnings per share (In thousands, except per share amounts):

	Year Ended January 31
	2001	2000	1999
Basic earnings per share:
Net income	$11,863	$4,934	$21,370
Preferred stock dividends	(160)	(423)	(530)

Income available to common shareholders	$11,703	$4,511	$20,840

Basic weighted-average shares of common stock outstanding	11,440	11,402	11,748

Basic earnings per share	$1.02	$.40	$1.77

Diluted earnings per share:
Income available to common shareholders	$11,703	$4,511	$20,840
Effect of dilutive securities:
Exchangeable preferred stock	160	320	410
Mandatorily redeemable convertible preferred stock	—	103	120

Net income	$11,863	$4,934	$21,370

Weighted-average shares of common stock outstanding	11,440	11,402	11,748
Mandatorily redeemable convertible preferred stock	—	183	309
Assumed conversion of exchangeable preferred stock	800	800	1,091
Dilutive effect of stock options	32	—	—

Diluted weighted-average shares of common stock outstanding	12,272	12,385	13,148

Diluted earnings per share	$.97	$.40	$1.63

Note 12—Derivative Instruments and Hedging Activities

    The Company has operations and sells products to dealers and original equipment manufacturers throughout the world. The Company's activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial exposures are monitored and managed by the Company within the Company's foreign exchange management policy as approved by the Board of Directors. The Company's risk-management program focuses on the unpredictability of financial markets and seeks to reduce the effects that the volatility of these markets may have on its operating results.

    The Company maintains a foreign currency risk-management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings caused by volatility in foreign currency exchange rates. Various amounts of the Company's payables, receivables and subsidiary royalties are denominated in foreign currencies, thereby creating exposures to changes in exchange rates.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

    The Company purchases foreign currency forward exchange contracts, with contract terms normally lasting less than one month, to protect against the adverse effects that exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables. These derivatives do not qualify for hedge accounting, in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," because they relate to existing assets or liabilities denominated in a foreign currency. The gains and losses on both the derivatives and the foreign currency denominated trade receivables and payables are recorded as transaction adjustments in current earnings thereby minimizing the effect on current earnings of exchange-rate fluctuations.

    By using derivative financial instruments to hedge exposures to changes in exchange rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivatives contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess repayment risk. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with counterparties whose credit ratings are AA or higher, monitoring the amount of exposure to each counterparty and monitoring the financial condition of its counterparties.

    Market risk is the adverse effect on the value of a foreign exchange contract that results from a change in the underlying exchange rates. The market risk associated with foreign-exchange contracts is managed by the establishment and monitoring of parameters that limit the types and degree of market risk that may be undertaken.

    At January 31, 2001, the Company had approximately $14.6 million of contracts in place to buy or sell foreign currency.

Note 13—Restructuring of Foreign Operations

    The Company approved and initiated restructuring plans in the second quarter of 2001 in both Australia and Europe. The restructuring of Europe included the closure of a manufacturing facility in Vaageryd, Sweden, the elimination of redundant distribution facilities in both Germany and France and the termination of employees at the Company's European headquarters in The Netherlands. The Company incurred $2.1 million in costs during fiscal 2001 related to its European restructuring efforts, which included $1.9 million primarily related to employee termination costs and $248,000 for inventory write downs. A total of 58 employees in sales, production and administrative positions in Europe were terminated as a result of the restructuring activities. As of January 31, 2001 the Company believes it has completed its restructuring plan in Europe.

    The Company's restructuring activities in Australia included the consolidation of manufacturing plants into one remaining facility in Brisbane, reduction of distribution facilities, realignment of sales operations and the disposal of the tire and battery businesses. Total restructuring costs in Australia during fiscal 2001 were $2 million. These costs consisted of $1.3 million in inventory write downs, primarily for tires and batteries, $108,000 for employee termination costs and $534,000 in various asset write-offs and miscellaneous costs. The Company terminated 32 employees in sales, production and administrative positions in Australia related to the restructuring activities. The Company has completed the planned restructuring activities in Australia as of January 31, 2001.

    Restructuring costs related to inventory write downs of $1.6 million are presented in the Company's consolidated statement of income in cost of goods sold. All other restructuring costs are included as a part of selling and administrative expenses. At January 31, 2001 the Company's consolidated balance sheet contained $1.0 million in accrued expenses related to the restructuring, primarily for final payments to employees terminated prior to January 31, 2001.

Note 14—Divestitures

    On April 29, 1999 the Company completed the sale of its industrial tire division to Maine Rubber Company for $38.1 million, including the assumption of liabilities. The Company recorded an after tax loss on the sale of $1.1 million. During the years ended January 31, 2000 and 1999, the industrial tire division contributed $10.9 million and $47.1 million in net sales, respectively.

    On January 22, 1999, the Company completed the sale of its mast business unit to a former Cascade officer and director for $11.2 million. The Company recorded a gain on the sale of $582,000. In the year ended January 31, 1999, the mast product line contributed $54 million in net sales.

Note 15—Commitments and Contingencies

Environmental Matters

    The Company is subject to environmental laws and regulations, which include obligations to remove or mitigate environmental effects of past disposal and release of certain wastes and substances at various sites. The Company records liabilities for affected sites when environmental assessments indicate probable cleanup and the costs can be reasonably estimated. Other than for costs of assessments themselves, the timing and amount of these liabilities is generally based on the Company's commitment to a formal plan of action, such as an approved remediation plan. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation and reevaluation of the degree of remediation required. The Company adjusts its liabilities as new remediation requirements are defined, as information becomes available permitting reasonable estimates to be made and to reflect new and changing facts. Unasserted claims are not reflected in the Company's environmental remediation liabilities.

    The Company is currently engaged in ongoing environmental remediation efforts at both its Portland, Oregon and Springfield, Ohio manufacturing facilities. Current estimates provide for some level of remediation activities in Portland through 2027 and Springfield through 2010. Costs of certain remediation activities at the Portland facility are shared with The Boeing Company, with Cascade paying 70% of actual remediation costs.

    At January 31, 2001 and 2000, the Company recorded environmental remediation liabilities of $16.4 million and $18.3 million, respectively. Environmental costs for the year ended January 31, 2000 include approximately $7 million related to an adverse judgment in environmental litigation brought by The Boeing Company. The remaining environmental costs recognized in the years ended January 31, 2001 and 2000 represent changes in estimates of future costs due to various factors.

    The Company and The Boeing Company are defendants in litigation brought in December 1999 by the City of Portland, Oregon (City), alleging damages arising from the proximity of a City water wellfield to groundwater contamination in the area of their respective Portland plant sites. The Company and The Boeing Company are remedying the contamination in question, which has not affected water pumped by the City from the wellfield. The City's complaint alleges damages of approximately $6.6 million. In November 2000 the City raised new theories which it asserts would increase its claimed damages against both defendants by up to $19 million. The United States District Court for the District of Oregon, recently granted a partial summary judgment to the City on certain liability issues, however, the Company believes it has substantial defenses to damage amounts originally sought by the City and intends to defend itself vigorously. The Company believes the November 2000 additional damage claim is without merit. There has been no allocation of possible damages between the Company and The Boeing Company. The outcome of this matter is currently not determinable and no adjustments have been recorded in the Company's consolidated financial statements relative to possible outcome of this matter.

Lease Commitments

    The Company leases certain of its facilities and equipment under noncancelable operating leases. Rent expense for the years ended January 31, 2001, 2000 and 1999 totaled $4.7 million, $4.5 million and $4.8 million, respectively. Future minimum rental commitments under these leases as of January 31, 2001 are as follows (in thousands):

2002	$3,717
2003	2,182
2004	1,451
2005	680
2006	633

Legal Proceedings

    The Company is subject to legal proceedings, claims and litigation, in addition to the environmental matters previously discussed, arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, result of operations, or cash flows.

Note 16—Segment Information

	Year Ended January 31
	North America	Europe	Other	Eliminations	Consolidated
	(In thousands)
2001
Sales to unaffiliated customers	$215,936	$84,993	$38,104	$—	$339,033
Transfers between areas	16,201	6,098	271	(22,570)	—

Net sales	$232,137	$91,091	$38,375	(22,570)	$339,033
Net income (loss)	$12,826	$838	$(1,801)	—	$11,863
Identifiable assets	$173,559	$77,381	$31,680	—	$282,620
2000
Sales to unaffiliated customers	$206,185	$92,962	$34,425	$—	$333,572
Transfers between areas	12,862	6,518	385	(19,765)	—

Net sales	$219,047	$99,480	$34,810	$(19,765)	$333,572
Net income (loss)	$6,737	$74	($1,877)	—	$4,934
Identifiable assets	$189,784	$90,905	$34,899	—	$315,588
1999
Sales to unaffiliated customers	$268,200	$114,882	$32,706	$—	$415,788
Transfers between areas	15,626	7,679	352	(23,657)	—

Net sales	$283,826	$122,561	$33,058	$(23,657)	$415,788
Net income (loss)	$18,135	$3,605	($370)	—	$21,370
Identifiable assets	$183,943	$130,390	$33,524	—	$347,857

Note 17—Supplementary Quarterly Financial Information (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share amounts)
Year ended January 31, 2001
Net sales	$89,265	$87,772	$85,382	$76,614
Gross profit before depreciation	$31,561	$30,921	$29,215	$25,813
Net income	$5,171	$4,604	$792	$1,296
Net income per share:
Basic	$.45	$.40	$.06	$.11
Diluted	$.42	$.38	$.06	$.11
Year ended January 31, 2000
Net sales	$91,923	$79,813	$84,703	$77,133
Gross profit before depreciation	$30,670	$27,671	$27,113	$24,976
Net income (loss)	$4,110	$4,442	$1,340	$(4,958)
Net income (loss) per share:
Basic	$.35	$.38	$.11	$(.44)
Diluted	$.33	$.35	$.11	$(.44)

Report of Independent Accountants

To the Board of Directors and Shareholders of Cascade Corporation

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1 on page 36 present fairly, in all material respects, the financial position of Cascade Corporation and its subsidiaries (the Company) at January 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index, appearing under Item 14(a)2 on page 36, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Portland, Oregon
March 22, 2001, except for Note 3, entitled "Merger Agreement", as to which the date is April 17, 2001.

Cascade Corporation

Valuation and Qualifying Accounts

(In thousands)

				Column E
Column A	Column B	Column C	Column D
				Balance at End of Period
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions
Years Ended January 31
2001
Allowance for doubtful accounts	$1,511	$1,189	$(1,126)	$1,574
Valuation allowances—deferred tax assets	$791	$2,249	$—	$3,040
2000
Allowance for doubtful accounts	$1,009	$651	$(149)	$1,511
Valuation allowances—deferred tax assets	$—	$791	$—	$791
1999
Allowance for doubtful accounts	$743	$339	$(73)	$1,009

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

    The definitive Proxy Statement to be filed on or before May 23, 2001, is incorporated by reference.

    Information concerning the Company's Board of Directors is as follows:

Director	Age	Director Since	Title and Company
C. Calvert Knudsen	76	1974	Retired, formerly Chairman and Chief Executive Officer of MacMillian Bloedel, Ltd.
Greg H. Kubicek (Chairman)	44	1998	President, The Holt Company
Nicholas R. Lardy	55	1993	Senior Fellow, The Brookings Institution
Ernest C. Mercier	68	1997	Retired, Chairman of Oxford Properties, Ltd.
James S. Osterman	62	1994	President of Outdoor Products Group, Oregon Cutting Systems Division of Blount, Inc.
Jack B. Schwartz	64	1995	Partner, Newcomb, Sabin, Schwartz & Landsverk
Robert C. Warren, Jr.	52	1982	President and Chief Executive Officer, Cascade Corporation
Henry W. Wessinger II	48	1998	Senior Vice President, Ragen MacKenzie, Inc.
Nancy A. Wilgenbusch	53	1997	President, Marylhurst University

    The term of office of all officers is one year. Names, ages and positions of all officers of Cascade Corporation follow:

Name	Age	Year First Elected Officer	Present Position
Robert C. Warren, Jr.	52	1984	President, Chief Executive Officer and Director
Gregory S. Anderson	52	1991	Vice President, Human Resources
Richard S. Anderson	53	1996	Senior Vice President, International
Terry H. Cathey	53	1993	Senior Vice President, North America
Charlie S. Mitchelson	46	1999	Vice President and Managing Director, Europe
Robert L. Mott	59	1996	Vice President, OEM Product Group(1)
Art Otsuka	61	2000	Vice President, Asian Operations
Joseph G. Pointer	40	2000	Vice President, Accounting
Anthony F. Spinelli	58	1999	Managing Director, Canadian Operations
Kurt G. Wollenberg	51	1997	Senior Vice President, Finance, Chief Financial Officer, Secretary and Treasurer

(1)
Retired on January 31, 2001

Item 11.  Executive Compensation

    The definitive Proxy Statement to be filed on or before May 23, 2001, is incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The definitive Proxy Statement to be filed on or before May 23, 2001, is incorporated by reference.

Item 13.  Certain Relationships and Related Transactions

    The definitive Proxy Statement to be filed on or before May 23, 2001, is incorporated by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Index to Financial Statements

    (a) 1.  Consolidated Financial Statements

Page

Report of Independent Accountants	33
Consolidated Financial Statements:
Statements of Income for each of the three years in the period ended January 31, 2001	13
Balance Sheets at January 31, 2001 and 2000	14
Statements of Changes in Shareholders' Equity for each of the three years in the period ended January 31, 2001	15
Statements of Cash Flows for each of the three years in the period ended January 31, 2001	16
Notes to Consolidated Financial Statements	17
    2.
    Financial Statement Schedules for each of the three years ended January 31, 2001, 2000 and 1999.

Valuation and Qualifying Accounts	34

      The individual financial statements of the registrant and its subsidiaries have been omitted since the registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together exceed 5% of the total consolidated assets at January 31, 2001, except indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the year of its origination.

      3.  Exhibits

        1.  Severance Agreement dated May 25, 2000, with Robert C. Warren, Jr.

        2.  Severance Agreement dated May 25, 2000, with Terry H. Cathey

        3.  Severance Agreement dated May 25, 2000, with Richard S. Anderson

        4.  Severance Agreement dated May 25, 2000, with Kurt G. Wollenberg

    (b) Reports on Form 8-K

      The Company filed a report on Form 8-K dated April 4, 2000, which disclosed the appointment of a Special Committee of the Board of Directors.

      The Company filed a report of Form 8-K dated April 17, 2001, which disclosed the termination of the merger agreement with the Lift Group.

SIGNATURES

    Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant, CASCADE CORPORATION has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE CORPORATION
By:	/s/ KURT G. WOLLENBERG Kurt G. Wollenberg Senior Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ Robert C. Warren, Jr.	April 30, 2001

Robert C. Warren, Jr.	Date
President and Chief Executive Officer, Director
/s/ Greg H. Kubicek	April 30, 2001

Greg H. Kubicek, Director	Date
/s/ Ernest C. Mercier	April 30, 2001

Ernest C. Mercier, Director	Date
/s/ Jack B. Schwartz	April 30, 2001

Jack B. Schwartz,	Date
Assistant Secretary, Director
/s/ Nancy Wilgenbusch	April 30, 2001

Nancy Wilgenbusch, Director	Date

QuickLinks

TABLE OF CONTENTS
PART I
PART II
Cascade Corporation Consolidated Statements of Income
Cascade Corporation Consolidated Balance Sheets
Cascade Corporation Consolidated Statements of Changes in Shareholders' Equity
Cascade Corporation Consolidated Statements of Cash Flows
Cascade Corporation Notes to Consolidated Financial Statements
Cascade Corporation Valuation and Qualifying Accounts (In thousands)
PART III
PART IV
SIGNATURES