Form 10-Q
period 2001-04-30
CASCADE CORP
filed 2001-06-14
CIK 18061

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-12557

CASCADE CORPORATION
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0136592 (I.R.S. Employer Identification No.)
2201 N.E. 201st Ave. Fairview, Oregon (Address of principal executive office)	97024-9718 (Zip Code)

Registrant's telephone number, including area code: (503) 669-6300

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the registrant's common stock as of April 30, 2001 was 11,439,890.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES

PART 1

CONSOLIDATED BALANCE SHEET
(in thousands except share and per share data)

	April 30 2001	January 31 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,766	$12,418
Accounts receivable, less allowance for doubtful accounts of $1,561 and $1,574	56,339	53,846
Inventories	40,064	40,278
Deferred income taxes	3,202	3,802
Prepaid expenses and other	1,984	3,595

Total current assets	115,355	113,939
Property, plant and equipment, net	73,845	77,235
Goodwill, net	65,497	68,175
Deferred income taxes	11,244	11,244
Other assets	11,900	12,027

Total assets	$277,841	$282,620

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable to banks	$8,504	$5,099
Current portion of long-term debt	1,381	2,107
Accounts payable	18,057	19,438
Accrued payroll and payroll taxes	6,825	6,626
Accrued environmental expenses	4,007	5,440
Other accrued expenses	10,803	10,482

Total current liabilities	49,577	49,192
Long-term debt	81,840	87,513
Accrued environmental expenses	10,554	10,954
Deferred income taxes	2,613	2,613
Other liabilities	4,663	4,471

Total liabilities	149,247	154,743

Exchangeable convertible preferred stock and minority interest	11,374	11,374

Shareholders' equity:
Common stock, $.50 par value, authorized 20,000,000 shares; 11,439,890 shares outstanding	5,720	5,720
Additional paid-in capital	234	234
Retained earnings	137,265	132,337
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments	(25,999)	(21,788)

Total shareholders' equity	117,220	116,503

Total liabilities and shareholders' equity	$277,841	$282,620

The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited—in thousands except share and per share data)

	Three Months Ended April 30
	2001	2000
Net sales	$80,477	$89,265

Costs and expenses:
Cost of goods sold	52,605	57,854
Depreciation and amortization	4,173	4,579
Selling and administrative expenses	13,942	16,744

	70,720	79,177

Operating income	9,757	10,088
Interest expense	1,787	1,955
Interest income	(173)	(390)
Other expense, net	195	249

Income before income taxes	7,948	8,274
Income taxes	3,020	3,103

Net income	$4,928	$5,171

Basic earnings per share	$0.43	$0.45

Diluted earnings per share	$0.40	$0.42

Diluted weighted average shares outstanding	12,293,083	12,239,890

The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited—in thousands)

	Three Months Ended April 30
	2001	2000
Cash flows from operating activities:
Net income	$4,928	$5,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,173	4,421
Provision for bad debts	—	1,200
Deferred income taxes	600	(294)
Changes in operating assets and liabilities:
Accounts receivable	(2,493)	(5,708)
Inventories	214	3,815
Prepaid expenses and other	1,611	(1,852)
Accounts payable and accrued expenses	(2,694)	(4,166)
Other liabilities	191	(10)

Net cash provided by operating activities	6,530	2,577

Cash flows from investing activities:
Acquisition of property, plant and equipment	(1,111)	(1,184)
Proceeds from disposition of property, plant and equipment	—	54
Other assets	127	7

Net cash used in investing activities	(984)	(1,123)

Cash flows from financing activities:
Payments on long-term debt	(6,399)	(9,484)
Notes payable to banks	3,405	282
Cash dividends	—	(1,224)

Net cash used in financing activities	(2,994)	(10,426)

Effect of exchange rate changes	(1,204)	(408)

Increase (decrease) in cash and cash equivalents	1,348	(9,380)
Cash and cash equivalents at beginning of year	12,418	23,188

Cash and cash equivalents at end of period	$13,766	$13,808

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$402	$843
Income taxes	$1,398	$7,715

The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited—in thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Retained Earnings		Quarterly Comprehensive Income
	Shares	Amount
Balance at January 31, 2001	11,440	$5,720	$234	$132,337	$(21,788)	$—
Net income	—	—	—	4,928	—	4,928
Translation adjustment	—	—	—	—	(4,211)	(4,211)

Balance at April 30, 2001	11,440	$5,720	$234	$137,265	$(25,999)	$717

The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited—in thousands)

Note 1—Information About Operations

Three Months Ended April 30, 2001	North America	Europe	Other	Eliminations	Consolidated
Net sales to unaffiliated customers	$50,924	$20,998	$8,555	$—	$80,477
Transfer between areas	4,059	1,406	61	(5,526)	—

Total net sales	$54,983	$22,404	$8,616	$(5,526)	$80,477

Net income (loss)	$4,198	$597	$133	—	$4,928

Identifiable assets	$178,048	$69,719	$30,074	—	$277,841

Three Months Ended April 30, 2000
Net sales to unaffiliated customers	$55,816	$23,345	$10,104	$—	$89,265
Transfer between areas	3,837	2,072	102	(6,011)	—

Total net sales	$59,653	$25,417	$10,206	$(6,011)	$89,265

Net income	$4,216	$1,021	$(66)	—	$5,171

Identifiable assets	$182,045	$84,721	$34,149	—	$300,915

Note 2—Inventories

	April 30, 2001	January 31, 2001
Finished goods and components	$29,998	$28,899
Work in process	1,269	1,448
Raw materials	8,797	9,931

	$40,064	$40,278

Note 3—Reclassifications

    Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

Note 4—Contingencies

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

    At April 30, 2001 and January 31, 2001, the Company recorded environmental remediation liabilities of $14.6 million and $16.4 million, respectively.

CASCADE CORPORATION AND SUBSIDIARY COMPANIES

PART II OTHER INFORMATION

Item 1. Legal Proceedings

    Neither the Company nor any of its subsidiaries are involved in any material pending legal proceedings other than the environmental litigation discussed below. The Company and its subsidiaries are insured against product liability, personal injury and property damage claims which may occasionally arise.

    The Company and The Boeing Company are defendants in U.S. District Court for Oregon litigation brought in December 1999 by the City of Portland, Oregon (City), alleging damages arising from the proximity of a City wellfield to groundwater contamination in the area of their respective Portland plant sites. The Company and The Boeing Company are remedying the contamination in question, which has not affected water pumped by the City from the wellfield. The City's complaint alleged damages of approximately $6.6 million. In November 2000 the City raised new theories which it asserts would increase its claimed damages against both defendants by up to $19 million. The United States District Court for the District of Oregon recently granted a partial summary judgment to the City on certain liability issues, however, the Company believes it has substantial defenses to the damage amounts sought by the City and intends to defend itself vigorously. The Company believes the November 2000 additional damage claim is without merit. There has been no allocation of possible damages between the Company and The Boeing Company. No adjustments have been recorded in the Company's consolidated financial statements relative to the possible outcome of this matter, which is currently not determinable.

Item 2. Changes in Securities

    None

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    On March 29, 2000, Robert C. Warren, Jr., President and Chief Executive Officer, advised the Company's Board of Directors that he and a management group were exploring the possibility for the Company to be taken private in a management led leveraged buyout. The Company's then Chairman, C. Calvert Knudsen, appointed a Special Committee of independent directors to consider options to increase shareholder value. On October 18, 2000, the Company entered into a merger agreement with acquisition companies formed by Lift Technologies, Inc., TD Capital Group Limited and the Ontario Municipal Employees Retirement Fund (Lift Group). Among other conditions, the merger agreement provided that each share of Cascade's common stock would be converted into the right to receive $17.25 per share in cash.

    The Company's Board of Director's announced on April 17, 2001 that it had terminated the merger agreement. The Board of Directors made the decision after reviewing a revised proposal submitted by the Lift Group for $15.75 per share, which included certain contingencies primarily related to the Lift Group's financing. The Board of Directors cited several factors as contributing to its decision. These factors included uncertainty over whether the transaction would close due to current conditions in the financing markets, pending environmental litigation with the City of Portland, the reduction in the per share price in the Lift Group's revised proposal and the need to end the distracting effect of a possible transaction on the Company's employees and customers.

Item 6. Exhibit and Reports on Form 8-K

(A)
Exhibits

11.
Computation of Earnings Per Share

(B)
Reports on Form 8-K

    During the quarter ended April 30, 2001, the Company filed a report on Form 8-K, dated April 17, 2001, which disclosed the termination of the merger agreement with the Lift Group as discussed in Item 5.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    All historical net sales and cost of goods sold amounts for the three months ended April 30, 2000 have been restated to reflect the requirements of Emerging Issues Task Force Issue 00-10 (EITF 00-10), "Accounting for Shipping and Handling Fees and Costs." Net sales and cost of goods sold amounts for the three months ended April 30, 2001 are presented in accordance with EITF 00-10. The reclassifications increased net sales and cost of goods sold by $2.5 million for the three months ended April 30, 2000.

    All references to fiscal periods are defined as periods ending in the year ended January 31, 2001 (fiscal 2001) and year ended January 31, 2002 (fiscal 2002).

Results of Operations

    Consolidated net sales for the three months ended April 30, 2001 totaled $80.5 million, a decrease of 9.8% compared to net sales of $89.3 million in the three months ended April 30, 2000. Net income for the first quarter of fiscal 2002 was $4.9 million ($.40 per share) or 4.7% lower than net income of $5.2 million ($.42 per share) in the first quarter of fiscal 2001. Net income as a percentage of consolidated net sales was 6.1% in the first quarter of fiscal 2002 as compared to 5.8% in the first quarter of fiscal 2001.

    Net sales in the first quarter of fiscal 2002 in North America decreased 8.8% in comparison with the first quarter of fiscal 2001. North American lift truck industry order rates for applicable lift truck classes have decreased 42% during the first quarter of fiscal 2002, in comparison with the same period in the prior year. Industry shipments of lift trucks in North America for comparable periods have decreased 6%. Management feels industry shipment activity will become more closely aligned with the order rates as industry backlogs are reduced. While the Company has found that changes in the level of its net sales do not correspond directly to the percentage changes in lift truck industry order rates and shipments, the industry statistics do provide a strong indicator of the level of business activity in the Company's North American markets. Given the severity of the current industry trend, the Company expects net sales in North America for the remainder of fiscal 2002 to be less than net sales in the comparable period of fiscal 2001.

    The Company's net sales in Europe, decreased 10.1% in the first quarter of fiscal 2002 as compared to the comparable prior year period. Excluding the impact of weakened foreign currencies in European Union countries and the United Kingdom, net sales in Europe in the first quarter of fiscal 2002 were consistent with the prior year period.

    The Company's remaining net sales are primarily in Asia and Australia. In the first quarter of fiscal 2002, net sales decreased 15.3% in these markets as compared to the comparable prior year period. Excluding the impact of weakened foreign currencies, net sales in Asia in the first quarter of fiscal 2002 were consistent with the prior year period. First quarter net sales in Australia decreased due to weakened foreign currencies and the elimination of the tire and battery business as part of the Company's fiscal 2001 restructuring efforts.

    Lift truck industry order rates in Europe for the first quarter of fiscal 2002 are relatively flat in comparison with order rates in the prior year. Order rates in Asia have decreased 2% in fiscal 2002 over the prior year. The Company also expects net sales for the remainder of fiscal 2002 in Europe and Asia to be less than net sales in the comparable period of fiscal 2001.

    The Company's gross margin percentage was 34.6% and 35.2% in the first quarter of fiscal 2002 and 2001, respectively. The slight decrease in gross margin in fiscal 2002 is due to a lower overall volume of shipments in fiscal 2002. The Company's gross margin percentage is in line with its expectations given its efforts to pursue gross margin improvements and its restructuring efforts which were completed in fiscal 2001.

    Total depreciation and amortization expense decreased to $4.2 million, 5.2% of net sales during the first quarter of 2002, from $4.6 million, 5.1% of net sales for the comparable prior year period. The decrease in depreciation and amortization expense in the first quarter of 2002 as compared to the first quarter of 2001 is due to the impact of lower levels of capital expenditures in fiscal 2001 and in the first quarter of fiscal 2002 in comparison with prior years.

    The Company's selling and administrative expenses decreased in the first quarter of fiscal 2002 to $13.9 million as compared to $16.7 million in fiscal 2001. As a percentage of net sales, selling and administrative expenses were 17.3% in the first quarter of 2002 and 18.8% in the first quarter of fiscal 2001. Fiscal 2001 expenses included $1.2 million of bad debt expense from the bankruptcy of a major OEM customer, $200,000 in costs related to Special Board Committee activities and $271,000 related to restructuring activities in Europe and Australia. Excluding these costs and an additional $200,000 in Special Board costs incurred in the first quarter of fiscal 2002, the Company's total selling and administrative expenses decreased 9.3% from $15.1 million in fiscal 2001 to $13.7 million in fiscal 2002. The decrease was due to the Company's focus on cost controls during the pending merger with the Lift Group.

    Interest expense in the first quarter of fiscal 2002 was $1.8 million as compared to $2.0 million in the first quarter of fiscal 2001. The decrease is the result of lower overall debt levels as compared to the prior year period.

    The effective tax rate for the first quarter of fiscal 2002 was 38.0% as compared to 37.5% for the first quarter of fiscal 2001.

    The Company's net income for the first quarter of fiscal 2002 and 2001 was $4.9 million and $5.2 million, respectively. The 4.7% decrease is due to lower sales levels in fiscal 2002, offset by lower selling and administrative expenses. The Company expects net income for the remainder of fiscal 2002 to be less than fiscal 2001 net income for the same period, after excluding the impact of restructuring costs, special board committee costs and environmental changes incurred in fiscal 2001.

Liquidity and Capital Resources

    During the three months ended April 30, 2001, the Company generated $6.5 million in cash from operating activities as compared to $2.6 million for the three months ended April 30, 2000. The increase in cash provided by operations in the first quarter of fiscal 2002 is due primarily to the payment of income tax liabilities in the first quarter of 2001 which did not recur in fiscal 2002. Cash and cash equivalents at the end of the first quarter of fiscal 2002 totaled $13.8 million.

    Total outstanding debt at April 30, 2001 was $91.7 million in comparison with $94.7 million at January 31, 2001. The Company's debt to equity ratio improved to .79 to 1 from .81 to 1 at January 31, 2001. As of April 30, 2001, the Company had short-term lines of credit with commercial banks totaling $26.4 million, of which $8.5 million was used. During the three months ended April 30, 2001, the Company paid down debt and revolving credit facilities, net of additional borrowings, by $3 million. The Company believes its available cash and credit facilities are more than sufficient to meet its short-term requirements.

    Capital expenditures for the three months ended April 30, 2001 were $1.1 million. compared with $1.2 million during the corresponding period in the prior year. Capital expenditures for new facilities, machinery, equipment and tooling over the preceding five years have totaled approximately $71.6 million. Planned capital expenditures for the fiscal year ending January 31, 2002 are estimated at $12 million. The Company plans to use operating cash flows and existing credit facilities to fund current year capital expenditures.

    The Company discontinued the payment of dividends as a condition of the merger agreement with the Lift Group. The Board of Directors has taken no action regarding the Company's dividend policy since the merger agreement was terminated on April 17, 2001.

    During the three months ended April 30, 2001, the U.S. dollar weakened against the major currencies included in the Company's consolidated financial statements. As a result, the cumulative translation adjustment reduced shareholders' equity by $4.2 million for the three months ended April 30, 2001.

    On January 1, 1999, 11 of 15 countries that are members of the European Union introduced a new currency called the "euro", which will ultimately replace the national currencies of these 11 countries. The conversion rates between the euro and the participating nations' currencies were fixed irrevocably as of January 1, 1999, and participating national currencies will be removed from circulation between January 1, 2002 and June 30, 2002 and replaced by the euro.

    The Company's internal systems that were affected by the initial introduction of the euro were made without material system modification costs. Further internal system changes are currently being made in preparation for the ending of the bilateral rates in January 2002 and the withdrawal of the currencies thereafter. The costs of theses changes are not expected to be material. While the Company continues to evaluate the impact of the ongoing euro conversion over time, based on currently available information, management does not believe that the euro conversion will have a material adverse impact on our financial condition or overall trends in results of operations.

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

CASCADE CORPORATION
June 14, 2001	/s/ RICHARD S. ANDERSON

Date	Richard S. Anderson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART 1
CONSOLIDATED BALANCE SHEET (in thousands except share and per share data)
CASCADE CORPORATION AND SUBSIDIARY COMPANIES CONSOLIDATED STATEMENT OF INCOME (Unaudited—in thousands except share and per share data)
CASCADE CORPORATION AND SUBSIDIARY COMPANIES CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited—in thousands)
CASCADE CORPORATION AND SUBSIDIARY COMPANIES CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited—in thousands)
CASCADE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited—in thousands)
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibit and Reports on Form 8-K
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
SIGNATURES