Form 10-Q
period 2001-07-31
CASCADE CORP
filed 2001-09-06
CIK 18061

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the registrant's common stock as of July 31, 2001 was 11,439,890.

PART 1

CASCADE CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands except share and per share data)

	July 31 2001	January 31 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,502	$12,418
Accounts receivable, less allowance for doubtful accounts of $1,650 and $1,574	52,923	53,846
Inventories	38,053	40,278
Deferred income taxes	2,602	3,802
Prepaid expenses and other	4,065	3,595

Total current assets	112,145	113,939
Property, plant and equipment, net	72,127	77,235
Goodwill, net	64,450	68,175
Deferred income taxes	11,244	11,244
Other assets	10,539	12,027

Total assets	$270,505	$282,620

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable to banks	$6,255	$5,099
Current portion of long-term debt	1,052	2,107
Accounts payable	16,540	19,438
Accrued payroll and payroll taxes	5,814	6,626
Accrued environmental expenses	2,774	5,440
Other accrued expenses	10,120	10,482

Total current liabilities	42,555	49,192
Long-term debt	78,079	87,513
Accrued environmental expenses	10,254	10,954
Deferred income taxes	2,613	2,613
Other liabilities	4,743	4,471

Total liabilities	137,544	154,743

Exchangeable convertible preferred stock and minority interest	11,374	11,374

Shareholders' equity:
Common stock, $.50 par value, authorized 20,000,000 shares; 11,439,890 shares outstanding	5,720	5,720
Additional paid-in capital	234	234
Retained earnings	141,405	132,337
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustments	(26,472)	(21,788)

Total shareholders' equity	120,887	116,503

Total liabilities and shareholders' equity	$270,505	$282,620

The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited—in thousands except share and per share data)

	Three Months Ended July 31		Six Months Ended July 31
	2001	2000	2001	2000
Net sales	$75,715	$87,772	$156,192	$177,037

Costs and expenses:
Cost of goods sold	52,274	59,250	107,048	119,362
Amortization	1,098	1,415	2,189	2,492
Selling and administrative expenses	14,240	17,782	29,095	35,380

	67,612	78,447	138,332	157,234

Operating income	8,103	9,325	17,860	19,803
Interest expense	1,673	2,161	3,460	4,116
Interest income	(359)	(306)	(532)	(696)
Other expense, net	109	104	306	743

Income before income taxes	6,680	7,366	14,626	15,640
Income taxes	2,537	2,762	5,558	5,865

Net income	$4,143	$4,604	$9,068	$9,775

Basic earnings per share	$0.36	$0.40	$0.79	$0.85

Diluted earnings per share	$0.34	$0.38	$0.74	$0.81

Diluted weighted average shares outstanding	12,242,828	12,134,835	12,299,283	12,114,375

The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited—in thousands)

	Six Months Ended July 31
	2001	2000
Cash flows from operating activities:
Net income	$9,068	$9,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,962	9,168
Provision for bad debts	76	490
Deferred income taxes	1,200	(294)
Loss on disposal of property	—	218
Changes in operating assets and liabilities:
Accounts receivable	847	(2,045)
Inventories	2,225	2,968
Prepaid expenses and other	530	(251)
Accounts payable and accrued expenses	(8,138)	(8,819)
Other liabilities	972	838

Net cash provided by operating activities	14,742	12,048

Cash flows from investing activities:
Acquisition of property, plant and equipment	(2,733)	(2,879)
Proceeds from disposition of property, plant and equipment	—	173
Other assets	488	(198)

Net cash used in investing activities	(2,245)	(2,904)

Cash flows from financing activities:
Payments on long-term debt	(10,489)	(9,766)
Notes payable to banks	1,156	(4,023)
Cash dividends	—	(2,448)

Net cash used in financing activities	(9,333)	(16,237)

Effect of exchange rate changes	(1,080)	152

Increase (decrease) in cash and cash equivalents	2,084	(7,245)
Cash and cash equivalents at beginning of year	12,418	23,188

Cash and cash equivalents at end of period	$14,502	$15,943

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,215	$4,153
Income taxes	$3,341	$9,580

The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited—in thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Retained Earnings		Six Months Comprehensive Income
	Shares	Amount
Balance at January 31, 2001	11,440	$5,720	$234	$132,337	$(21,788)	$—
Net income	—	—	—	9,068	—	9,068
Translation adjustment	—	—	—	—	(4,684)	(4,684)

Balance at July 31, 2001	11,440	$5,720	$234	$141,405	$(26,472)	$4,384

The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited—in thousands)

Note 1—Information About Operations

Six months ended July 31, 2001	North America	Europe	Other	Eliminations	Consolidated
Sales to unaffiliated customers	$98,350	$40,797	$17,045	$—	$156,192
Transfers between areas	7,757	2,599	82	(10,438)	—

Net sales	$106,107	$43,396	$17,127	$(10,438)	$156,192

Net income	$7,330	$1,232	$506	$—	$9,068

Identifiable assets	$166,411	$73,904	$30,190	$—	$270,505

Six months ended July 31, 2000
Sales to unaffiliated customers	$111,026	$45,373	$20,638	$—	$177,037
Transfers between areas	7,570	3,302	177	(11,049)	—

Net sales	$118,596	$48,675	$20,815	$(11,049)	$177,037

Net income	$7,874	$1,115	$786	$—	$9,775

Identifiable assets	$177,037	$78,748	$38,794	$—	$294,579

Three months ended July 31, 2001	North America	Europe	Other	Eliminations	Consolidated
Sales to unaffiliated customers	$47,426	$19,799	$8,490	$—	$75,715
Transfers between areas	3,698	1,193	21	(4,912)	—

Net sales	$51,124	$20,992	$8,511	$(4,912)	$75,715

Net income	$3,134	$636	$373	$—	$4,143

Three months ended July 31, 2000
Sales to unaffiliated customers	$55,211	$22,027	$10,534	$—	$87,772
Transfers between areas	3,733	1,230	75	(5,038)	—

Net sales	$58,944	$23,257	$10,609	$(5,038)	$87,772

Net income	$3,658	$94	$852	$—	$4,604

Note 2—Inventories

	July 31, 2001	January 31, 2001
Finished goods and components	$28,649	$28,899
Work in process	1,000	1,448
Raw materials	8,404	9,931

	$38,053	$40,278

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

CASCADE CORPORATION

PART II OTHER INFORMATION

Item 1. Legal Proceedings

    Neither the Company nor any of its subsidiaries are involved in any material pending legal proceedings other than the environmental litigation discussed below. The Company and its subsidiaries are insured against product liability, personal injury and property damage claims which may occasionally arise.

    The Company and The Boeing Company are defendants in U.S. District Court for Oregon litigation brought in December 1999 by the City of Portland, Oregon (City), alleging damages arising from the proximity of a City wellfield to groundwater contamination in the area of their respective Portland plant sites. The Company and The Boeing Company are remedying the contamination in question, which has not affected water pumped by the City from the wellfield. The City's complaint alleged damages of approximately $6.6 million. In November 2000 the City raised new theories which it asserts would increase its claimed damages against both defendants by up to $19 million. The United States District Court for the District of Oregon granted a partial summary judgment to the City on certain liability issues, however, the Company believes it has substantial defenses to the damage amounts sought by the City and intends to defend itself vigorously. The Company believes the November 2000 additional damage claim is without merit. There has been no allocation of possible damages between the Company and The Boeing Company. No adjustments have been recorded in the Company's consolidated financial statements relative to the possible outcome of this matter, which is currently not determinable.

Item 2. Changes in Securities

    None

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    At the Annual Meeting of Shareholders of the Company, held June 14, 2001, the only matter submitted to a vote of common shareholders was the election of three directors:

Nominee	Votes For	Votes Withheld
Nicholas R. Lardy	7,802,286	145,128
James S. Osterman	7,168,937	778,477
Nancy A. Wilgenbusch	7,164,437	782,977

Item 5. Other Information

    None

Item 6. Exhibit and Reports on Form 8-K

(A)
Exhibits

11.
Computation of Earnings Per Share

(B)
Reports on Form 8-K

      None

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Beginning with this filing the Company has classified all depreciation expense amounts as a component of cost of goods sold or selling and administrative expenses. The Company had previously classified depreciation and amortization expense separately in its consolidated statement of income. This change will have no impact on net income for the current quarter or any prior periods. All of the Company's future filings will reflect this change.

    All historical net sales and cost of goods sold amounts for the three and six month periods ended July 31, 2000 have been restated to reflect the requirements of Emerging Issues Task Force Issue 00-10 (EITF 00-10), "Accounting for Shipping and Handling Fees and Costs." Net sales and cost of goods sold amounts for the three and six month periods ended July 31, 2001 are presented in accordance with EITF 00-10.

    The table below summarizes the restatements of the Company's consolidated statements of income for the three and six month periods ended July 31, 2000 for the reclassifications of depreciation expense and freight costs (in thousands):

	Three Months Ended July 31, 2000			Six Months Ended July 31, 2000
	Net Sales	Cost of Goods Sold	Selling and Administrative Expenses	Net Sales	Cost of Goods Sold	Selling and Administrative Expenses
Amounts as previously reported	$85,269	$54,348	$16,849	$171,989	$109,507	$33,511
Reclassification of freight costs	2,503	2,503		5,048	5,048
Reclassification of depreciation expense		2,399	933		4,807	1,869

Amounts as currently reported	$87,772	$59,250	$17,782	$177,037	$119,362	$35,380

    All references to fiscal periods are defined as periods ending in the year ended January 31, 2001 (fiscal 2001) and year ended January 31, 2002 (fiscal 2002).

Results of Operations

    Consolidated net sales for the three months ended July 31, 2001 totaled $75.7 million, a decrease of 13.7% compared to net sales of $87.8 million in the three months ended July 31, 2000. Consolidated net sales for the six months ended July 31, 2001 totaled $156.2 million, a decrease of 11.8% compared to net sales of $177 million in the six months ended July 31, 2000. The decrease in net sales in both the second quarter and the first six months of fiscal 2002 is primarily the result of decreased order rates for lift trucks in North America.

    Net income for the second quarter of fiscal 2002 was $4.1 million ($.34 per share), or 10% lower than net income of $4.6 million ($.38 per share) in the second quarter of fiscal 2001. Net income as a percentage of consolidated net sales was 5.5% in the second quarter of fiscal 2002 as compared to 5.2% in the second quarter of fiscal 2001. In the six month periods ended July 31, 2001 and 2000, net income was $9.1 million and $9.8 million, respectively. The decrease of 10% in the second quarter and 7.2% in the six month period were due to lower sales levels, partially offset by reductions in selling and administrative expenses.

    The Company's sales in North America for the second quarter of fiscal 2002 decreased 14.1% in comparison with the second quarter of fiscal 2001. Sales in North America represent approximately two-thirds of the Company's consolidated net sales. Order rates for applicable lift truck classes in North America have decreased 45% in the second quarter of fiscal 2002 compared to fiscal 2001. Shipping rates in North America for the same periods have reflected a 23% decrease. Management expects the industry shipment activity to continue to align with the order rates as industry backlogs are reduced. The Company has historically found that changes in the level of its net sales do not correspond directly to the percentage changes in lift truck industry order rates and shipments due to fluctuating inventory levels and market competition. However, industry statistics do provide a strong indicator of the level of business activity in the Company's various markets. Given the severity of the current industry trend, the Company expects sales in North America for the remaining six months of fiscal 2002 to be less than sales in the comparable period of fiscal 2001.

    Net sales in Europe decreased 10.1% in the second quarter of fiscal 2002 as compared to fiscal 2001. The decrease is primarily the result of the impact of weakened foreign currencies in European Union countries and the United Kingdom. Excluding the impact of foreign currency fluctuations, net sales in Europe for the second quarter of fiscal 2002 were comparable to fiscal 2001. Lift truck industry order rates for Europe in the second quarter of fiscal 2002 were 5.7% below prior year levels and shipping rates were 5% above prior year levels.

    The majority of the Company's other net sales are in Asia and Australia. Net sales in these markets decreased 19.4% in the second quarter of fiscal 2002 as compared to fiscal 2001. Excluding the impact of weakened foreign currencies in Asia, net sales have been consistent with the prior year period. Australia's net sales have decreased primarily due to the elimination of the tire and battery business as part of the Company's fiscal 2001 restructuring efforts.

    The Company's gross margin as a percentage of net sales in the second quarter of fiscal 2002 and 2001 was 31% and 32.5%, respectively. Gross margin as a percentage of net sales in the first six months of fiscal 2002 was 31.5% as compared to 32.6% in fiscal 2001. The decrease in fiscal 2002 gross margins relates to lower sales volumes through the first six months in comparison with the prior year. The Company has implemented various cost saving measures, including plant shutdowns, staffing reductions and other operating efficiencies, which have enabled it to maintain gross profit margins in line with its expectations.

    The Company's selling and administrative expenses decreased 19.9% in the second quarter of fiscal 2002 to $14.2 million, 18.8% of net sales, from $17.8 million, 20.3% of net sales, during the second quarter of fiscal 2001. Year-to-date selling and administrative expenses in fiscal 2002 were $29.1 million, 18.6% of net sales, a decrease of 17.8% from expenses of $35.4 million, 20% of net sales, in fiscal 2001. Fiscal 2001 expenses include costs related to restructuring activities in Europe and Australia and Special Board Committee activities. The selling and administrative costs related to these activities totaled $1.6 million and $1.8 million for the three month and six month periods ended July 31, 2000, respectively. Selling and administrative expenses in first six months of fiscal 2001 also included $1.2 million related to bad debt expense related to the bankruptcy of a major OEM customer. Excluding these costs from fiscal 2001, the Company's selling and administrative expenses in fiscal 2001 were $32.4 million as compared to fiscal 2002 expenses of $29.1 million. The 10.2% decrease in fiscal 2002 costs is due to cost controls implemented by the Company, described above.

    Interest expense in both the second quarter and first six months of fiscal 2002 has decreased when compared to fiscal 2001 interest expense due to lower debt levels. See "Liquidity and Capital Resources" for discussion of debt levels and payments.

    The Company's effective tax rate of 38% for the second quarter and first six months of fiscal 2002 has approximated the effective tax rate for the comparable prior year periods.

    As previously noted, the lift truck industry in fiscal 2002 is experiencing a significant decline in order rates in North America. European order rates have also decreased in comparison with prior year levels. Through the remaining six months of fiscal 2002, the Company expects net sales to be less than fiscal 2001 net sales for the comparable period. The Company expects its cost management initiatives to partially offset the lower profitability from these declining sales volumes. Overall, the Company expects its net income in the remaining six months of fiscal 2002 to fall below the net income for the last six months of fiscal 2001, excluding the effects of fiscal 2001 restructuring and Special Board activities and environmental charges.

Liquidity and Capital Resources

    During the six months ended July 31, 2001, the Company generated $14.7 million in cash from operating activities, compared with $12 million in the first six months of fiscal 2001. Cash and cash equivalents at July 31, 2001 totaled $14.5 million as compared to $12.4 million at January 31, 2001.

    Working capital at July 31, 2001 was $69.3 million in comparison with $64.7 million at January 31, 2001. The Company's current ratio was 2.7 to 1 at July 31, 2001 compared to 2.3 to 1 at January 31, 2001.

    Total outstanding debt at July 31, 2001 was $85.4 million in comparison with $94.7 million at January 31, 2001. The Company's debt to equity ratio improved to .71 to 1 at July 31, 2001 from .81 to 1 at January 31, 2001. As of July 31, 2001, the Company had lines of credit with commercial banks totaling $86.4 million, of which $6.3 million was used. During the six months ended July 31, 2001 the Company paid down debt and revolving credit facilities by $9.3 million. The Company believes its available cash and credit facilities are more than sufficient to meet its short-term requirements.

    Capital expenditures for the six months ended July 31, 2001 were $2.7 million, which was comparable to the level of capital expenditures in the first six months of the prior year. Planned capital expenditures for fiscal 2002 are estimated to be less than $12 million. The Company plans to use operating cash flows and existing credit facilities to fund current year capital expenditures.

    The Company discontinued payment of dividends in fiscal 2001 as a condition of the merger agreement with the Lift Group as was previously disclosed in the Company's filings. The Board of Directors has taken no action to date regarding the Company's dividend policy since the merger agreement was terminated on April 17, 2001.

    During the first six months of fiscal 2002, the impact of weakened foreign currencies resulted in cumulative translation adjustment which reduced shareholders' equity by $4.7 million.

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

    The Company modified its internal systems that were affected by the initial introduction of the euro without incurring material costs. Further internal system changes are currently being made in preparation for the ending of the bilateral rates in January 2002 and the withdrawal of the currencies thereafter. The costs of theses changes are not expected to be material. While the Company continues to evaluate the impact of the ongoing euro conversion over time, based on currently available information, management does not believe that the euro conversion will have a material adverse impact on our financial condition or overall trends in results of operations.

New Accounting Standards

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations. This Statement requires that all business combinations be accounted for by the purchase method. As required by SFAS 141, we will adopt this new accounting standard for all business combinations initiated after June 30, 2001. We believe the adoption of SFAS 141 will not have a material impact on our financial statements.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for intangible assets and goodwill. The Statement requires that goodwill and intangible assets having indefinite useful lives not be amortized, rather tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. As required by SFAS 142, we will adopt this new accounting standard February 1, 2002. We are currently analyzing the provisions of SFAS 142 and have not yet determined the impact on our financial statements.

Forward-Looking Statements

    Forward-looking statements throughout this report are based upon assumptions involving a number of risks and uncertainties. Factors which could cause actual results to differ materially from these forward-looking statements include, but are not limited to competitive factors in, and the cyclical nature of, the lift truck industry; fluctuations in lift truck orders or deliveries, availability and cost of raw materials; general business and economic conditions in North America, Europe, Australia and Asia; foreign currency fluctuations; and the effectiveness of the Company's cost reduction initiatives.

QuickLinks

PART 1
CASCADE CORPORATION CONSOLIDATED BALANCE SHEET (in thousands except share and per share data)
CASCADE CORPORATION CONSOLIDATED STATEMENT OF INCOME (Unaudited—in thousands except share and per share data)
CASCADE CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited—in thousands)
CASCADE CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited—in thousands)
CASCADE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited—in thousands)
PART II OTHER INFORMATION