Form 10-Q
period 2001-10-31
CASCADE CORP
filed 2001-12-03
CIK 18061

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the registrant's common stock as of October 31, 2001 was 11,312,890.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

CASCADE CORPORATION

CONSOLIDATED BALANCE SHEET

(in thousands except share and per share data)

	October 31 2001	January 31 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,473	$12,418
Accounts receivable, less allowance for doubtful accounts of $1,431 and $1,574	48,281	53,846
Inventories	36,618	40,278
Deferred income taxes	2,177	3,802
Prepaid expenses and other	4,504	3,595

Total current assets	111,053	113,939
Property, plant and equipment, net	71,679	77,235
Goodwill, net	61,815	68,175
Deferred income taxes	11,044	11,244
Other assets	10,223	12,027

Total assets	$265,814	$282,620

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable to banks	$2,124	$5,099
Current portion of long-term debt	828	2,107
Accounts payable	15,182	19,438
Accrued payroll and payroll taxes	6,416	6,626
Accrued environmental expenses	865	5,440
Other accrued expenses	10,647	10,482

Total current liabilities	36,062	49,192
Long-term debt	77,970	87,513
Accrued environmental expenses	10,450	10,954
Deferred income taxes	2,613	2,613
Other liabilities	4,873	4,471

Total liabilities	131,968	154,743

Exchangeable convertible preferred stock and minority interest	11,374	11,374

Shareholders' equity:
Common stock, $.50 par value, authorized 20,000,000 shares; 11,312,890 and 11,439,890 shares issued and outstanding	5,656	5,720
Additional paid-in capital	—	234
Retained earnings	144,166	132,337
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustments	(27,350)	(21,788)

Total shareholders' equity	122,472	116,503

Total liabilities and shareholders' equity	$265,814	$282,620

The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited—in thousands except share and per share data)

	Three Months Ended October 31		Nine Months Ended October 31
	2001	2000	2001	2000
Net sales	$70,536	$85,381	$226,728	$262,418

Costs and expenses:
Cost of goods sold	49,299	58,517	156,346	178,098
Amortization	1,080	1,167	3,269	3,355
Selling and administrative expenses	13,236	20,850	42,332	56,315

	63,615	80,534	201,947	237,768

Operating income	6,921	4,847	24,781	24,650
Interest expense	1,592	2,004	5,052	6,120
Interest income	(331)	(298)	(863)	(994)
Other expense (income), net	(180)	561	126	1,304

Income before income taxes	5,840	2,580	20,466	18,220
Income taxes	2,219	1,788	7,777	7,653

Net income	$3,621	$792	$12,689	$10,567

Basic earnings per share	$0.32	$0.06	$1.12	$0.90

Diluted earnings per share	$0.30	$0.06	$1.04	$0.86

Diluted weighted average shares outstanding	12,129,324	12,320,158	12,161,480	12,261,753

The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited—in thousands)

	Nine Months Ended October 31
	2001	2000
Cash flows from operating activities:
Net income	$12,689	$10,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,504	13,601
Deferred income taxes	1,825	(295)
Loss on disposal of property	—	897
Changes in operating assets and liabilities:
Accounts receivable	5,565	(6,038)
Inventories	3,660	8,621
Prepaid expenses and other	191	(473)
Accounts payable and accrued expenses	(9,380)	(2,875)
Other liabilities	402	(713)

Net cash provided by operating activities	27,456	23,292

Cash flows from investing activities:
Acquisition of property, plant and equipment	(4,968)	(4,383)
Proceeds from disposition of property, plant and equipment	396	246
Other assets	704	(97)

Net cash used in investing activities	(3,868)	(4,234)

Cash flows from financing activities:
Payments on long-term debt	(10,822)	(24,211)
Notes payable to banks	(2,975)	(1,317)
Repurchase of common stock	(1,158)	—
Cash dividends	—	(2,448)

Net cash used in financing activities	(14,955)	(27,976)

Effect of exchange rate changes	(1,578)	(2,145)

Increase (decrease) in cash and cash equivalents	7,055	(11,063)
Cash and cash equivalents at beginning of year	12,418	23,188

Cash and cash equivalents at end of period	$19,473	$12,125

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,291	$4,822
Income taxes	$5,161	$11,457

The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited—in thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Retained Earnings		Nine Months Comprehensive Income
	Shares	Amount
Balance at January 31, 2001	11,440	$5,720	$234	$132,337	$(21,788)	$—
Net income	—	—	—	12,689	—	12,689
Translation adjustment	—	—	—	—	(5,562)	(5,562)
Repurchase of common stock	(127)	(64)	(234)	(860)	—	—

Balance at October 31, 2001	11,313	$5,656	$—	$144,166	$(27,350)	$(7,127)

The accompanying notes to consolidated financial statements are an integral part of this statement.

CASCADE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited—in thousands)

Note 1—Information About Operations

Nine months ended October 31, 2001	North America	Europe	Other	Eliminations	Consolidated
Sales to unaffiliated customers	$143,271	$58,061	$25,396	$—	$226,728
Transfers between areas	11,201	3,997	88	(15,286)	—

Net sales	$154,472	$62,058	$25,484	$(15,286)	$226,728

Net income	$10,630	$1,116	$943	$—	$12,689

Identifiable assets	$165,315	$71,195	$29,244	$—	$265,814

Nine months ended October 31, 2000
Sales to unaffiliated customers	$166,961	$64,929	$30,528	$—	$262,418
Transfers between areas	12,144	4,604	233	(16,981)	—

Net sales	$179,105	$69,533	$30,761	$(16,981)	$262,418

Net income (loss)	$11,769	$110	$(1,312)	$—	$10,567

Identifiable assets	$178,695	$72,137	$31,510	$—	$282,342

Three months ended October 31, 2001	North America	Europe	Other	Eliminations	Consolidated
Sales to unaffiliated customers	$44,921	$17,264	$8,351	$—	$70,536
Transfers between areas	3,444	1,398	6	(4,849)	—

Net sales	$48,365	$18,662	$8,357	$(4,849)	$70,536

Net income (loss)	$3,299	$(115)	$436	$—	$3,621

Three months ended October 31, 2000
Sales to unaffiliated customers	$55,935	$19,556	$9,890	$—	$85,381
Transfers between areas	4,574	1,302	56	(5,932)	—

Net sales	$60,509	$20,858	$9,946	$(5,932)	$85,381

Net income (loss)	$3,895	$(1,005)	$(2,098)	$—	$792

Note 2—Inventories

	October 31, 2001	January 31, 2001
Finished goods and components	$25,446	$28,899
Work in process	993	1,448
Raw materials	10,179	9,931

	$36,618	$40,278

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

    The Company and The Boeing Company are defendants in U.S. District Court for Oregon litigation brought in December 1999 by the City of Portland, Oregon (City), alleging damages arising from the proximity of a City wellfield to groundwater contamination in the area of their respective Portland plant sites. The Company and The Boeing Company are remedying the contamination in question, which does not affect water pumped by the City from the wellfield. The City's complaint alleged damages of approximately $6.6 million. In November 2000, the City raised new theories which increased its claimed damages against both defendants by up to $19 million. In October 2001, it withdrew claims based on these new theories for $2 million to $4 million representing alleged diminution in wellfield value, and asserted an alternative theory which would reduce a $15 million lost revenue claim to $6.6 million. The Company continues to believe these additional damage claims are without merit. Motions directed at the City's new theories have been filed with the U.S. District Court, and rulings are expected within the next few months.

    The U.S. District Court for Oregon granted a partial summary judgment to the City on certain liability issues in its original claim. The partial summary judgment will lead to a damage judgment in some amount; however, at the present time the Company cannot estimate the amount of potential loss. The Company believes it has substantial defenses to the damage amounts sought by the City and intends to defend itself vigorously. A damage judgment would be subject to allocation between the Company and The Boeing Company. That allocation is not currently determinable.

Note 5—New Accounting Standards

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations. This Statement requires that all business combinations be accounted for the purchase method. As required by SFAS 141, we will adopt this new accounting standard for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 will not have a material impact on our financial statements.

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

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS 143, we will adopt this new accounting standard on February 1, 2003. We believe the adoption of SFAS 143 will not have a material impact on our financial statements.

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets. " This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS 144, we will adopt this new accounting standard on February 1, 2002. We believe the adoption of SFAS 144 will not have a material impact on our financial statements.

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

    All historical net sales and cost of goods sold amounts for the three and nine month periods ended October 31, 2000 have been restated to reflect the requirements of Emerging Issues Task Force Issue 00-10 (EITF 00-10), "Accounting for Shipping and Handling Fees and Costs." Net sales and cost of goods sold amounts for the three and nine month periods ended October 31, 2001 are presented in accordance with EITF 00-10.

    The table below summarizes the restatements of the Company's consolidated statements of income for the three and nine month periods ended October 31, 2000 for the reclassifications of depreciation expense and freight costs (in thousands):

	Three Months Ended October 31, 2000			Nine Months Ended October 31, 2000
	Net Sales	Cost of Goods Sold	Selling and Administrative Expenses	Net Sales	Cost of Goods Sold	Selling and Administrative Expenses
Amounts as previously reported	$82,947	$53,732	$19,934	$254,936	$163,239	$53,446
Reclassification of freight costs	2,434	2,434	—	7,482	7,482	—
Reclassification of depreciation expense	—	2,351	916	—	7,377	2,869

Amounts as currently reported	$85,381	$58,517	$20,850	$262,418	$178,098	$56,315

    All references to fiscal periods are defined as periods ending in the year ended January 31, 2001 (fiscal 2001) and year ended January 31, 2002 (fiscal 2002).

Results of Operations

    Consolidated net sales for the three months ended October 31, 2001 totaled $70.5 million, a decrease of 17.4% compared to net sales of $85.4 million for the three months ended October 31, 2000. Consolidated net sales for the nine months ended October 31, 2001 totaled $226.7 million, a decrease of 13.6% compared to net sales of $262.4 million for the nine months ended October 31, 2000. The decrease in net sales in both the third quarter and the first nine months of fiscal 2002 is the result of decreased order rates for lift trucks throughout the world, primarily in North America.

    Net income for the third quarter of fiscal 2002 was $3.6 million ($.30 per share), as compared to $0.8 million ($0.06 per share) in the third quarter of fiscal 2001. Net income as a percentage of consolidated net sales was 5.1% in the third quarter of fiscal 2002 as compared to 0.9% in the third quarter of fiscal 2001. For the nine month periods ended October 31, 2001 and 2000, net income was $12.7 million and $10.6 million, respectively. The increases in net income for the third quarter and the nine month period were primarily due to certain expenses, restructuring costs, environmental expenses, and Special Board Committee costs, incurred only in fiscal 2001. Lower sales volume in fiscal 2002 has resulted in lower income levels than would have been expected if sales had continued at the levels experienced in fiscal 2001.

    The Company's sales in North America for the third quarter of fiscal 2002 decreased 19.7% in comparison with the third quarter of fiscal 2001. Sales in North America represent approximately two-thirds of the Company's consolidated sales. Order rates for applicable lift truck classes in North America have decreased 42% in the third quarter of fiscal 2002 compared to fiscal 2001. Shipping rates in North America for the same periods have reflected a 40% decrease. The Company has historically found that changes in the level of its net sales do not correspond directly to the percentage changes in lift truck industry order rates and shipments due to fluctuating inventory levels and market competition. However, industry statistics do provide a strong indicator of the level of business activity in the Company's various markets. Given the severity of the current industry trend, the Company expects sales in North America for the remaining three months of fiscal 2002 to be less than sales in the comparable period of fiscal 2001. Fourth quarter sales in North America will also fall short of sales levels in each of the first three quarters of fiscal 2002 due to the continuation of reduced order rates and planned holiday shutdowns in all North American facilities. Due to these holiday shutdown periods the Company's fourth quarter historically has the lowest sales level in comparison with other quarterly periods.

    Net sales in Europe decreased 11.7% in the third quarter of fiscal 2002 as compared to fiscal 2001. The decrease is primarily the result of decreased order rates, primarily related to fork products. Lift truck industry order rates for Europe in the third quarter of fiscal 2002 were 3% below prior year levels and shipping rates were consistent with prior year levels.

    The majority of the Company's other net sales are in Asia and Australia. Net sales in these markets decreased 15.6% in the third quarter of fiscal 2002 as compared to fiscal 2001. Excluding the impact of weakened foreign currencies in Asia, net sales have been consistent with the prior year period. Australia's net sales have decreased primarily due to the elimination of the tire and battery business and other unprofitable product lines as part of the Company's fiscal 2001 restructuring efforts.

    The Company's gross margin as a percentage of net sales in the third quarter of fiscal 2002 and 2001 was 30.1% and 31.5%, respectively. Gross margin as a percentage of net sales in the first nine months of fiscal 2002 was 31.0% as compared to 32.1% in fiscal 2001. The decrease in fiscal 2002 gross margins relates to lower sales volumes through the first nine months in comparison with the prior year. The Company has implemented aggressive cost management initiatives, which include plant shutdowns and reduced work schedules, staffing reductions and other operating efficiencies, which have enabled the gross profit margins to remain in line with expectations.

    The Company's selling and administrative expenses decreased 36.5% in the third quarter of fiscal 2002 to $13.2 million, 18.8% of net sales, from $20.9 million, 24.4% of net sales, during the third quarter of fiscal 2001. Year-to-date selling and administrative expenses in fiscal 2002 were $42.3 million, 18.7% of net sales, a decrease of 24.8% from expenses of $56.3 million, 21.5% of net sales, in fiscal 2001. Fiscal 2001 expenses include costs related to restructuring activities in Europe and Australia, environmental expenses and Special Board Committee activities. The selling and administrative costs related to these activities totaled $4.9 million and $6.6 million for the three month and nine month periods ended October 31, 2000, respectively. Selling and administrative expenses in first nine months of fiscal 2001 also included $1.2 million related to bad debt expense related to the bankruptcy of a major OEM customer. Excluding these costs from fiscal 2001, the Company's selling and administrative expenses in fiscal 2001 were $48.5 million as compared to fiscal 2002 expenses of $42.3 million. The 12.8% decrease in fiscal 2002 costs is due to various cost control initiatives implemented by the Company and staffing reductions in fiscal 2002.

    Interest expense in both the third quarter and first nine months of fiscal 2002 has decreased when compared to fiscal 2001 interest expense due to lower debt levels. See "Liquidity and Capital Resources" for discussion of debt levels and payments.

    The Company's effective tax rate of 38% for the third quarter and first nine months of fiscal 2002 has approximated the effective tax rate for the comparable prior year periods.

    As previously noted, the lift truck industry in fiscal 2002 is experiencing a significant decline in order rates in all parts of the world. Through the remaining three months of fiscal 2002, the Company expects consolidated net sales to be less than fiscal 2001 net sales for the comparable period and also below the sales levels experienced in the first three quarters of fiscal 2002. The Company expects its cost management initiatives to partially offset the lower profitability from these declining sales volumes. Overall, the Company expects its net income in the remaining three months of fiscal 2002 to fall below the net income for the last three months of fiscal 2001, excluding the effects of fiscal 2001 restructuring and Special Board Committee activities and environmental charges.

Liquidity and Capital Resources

    During the nine months ended October 31, 2001, the Company generated $26.4 million in cash from operating activities, compared with $23.3 million in the first nine months of fiscal 2001. Cash and cash equivalents at October 31, 2001 totaled $19.5 million as compared to $12.4 million at January 31, 2001.

    Working capital at October 31, 2001 was $75 million in comparison with $64.7 million at January 31, 2001. The Company's current ratio was 3.1 to 1 at October 31, 2001 compared to 2.3 to 1 at January 31, 2001.

    Total outstanding debt at October 31, 2001 was $80.9 million in comparison with $94.7 million at January 31, 2001. The Company's debt to equity ratio improved to .66 to 1 at October 31, 2001 from .81 to 1 at January 31, 2001. As of October 31, 2001, the Company had short-term lines of credit with commercial banks totaling $56.2 million, of which $2.1 million was used. During the nine months ended October 31, 2001, the Company paid down debt and revolving credit facilities by $13.8 million. The Company believes its available cash and credit facilities are more than sufficient to meet its short-term requirements.

    Capital expenditures for the nine months ended October 31, 2001 were $5 million, which was comparable to the level of capital expenditures in the first nine months of the prior year. Planned capital expenditures for fiscal 2002 are expected to be less than $8 million. The Company plans to use operating cash flows and existing credit facilities to fund current year capital expenditures.

    The Company discontinued payment of dividends in fiscal 2001 as a condition of the merger agreement with the Lift Group as was previously disclosed in the Company's filings. The Board of Directors has taken no action to date regarding the Company's dividend policy since the merger agreement was terminated on April 17, 2001.

    On September 17, 2001, the Company's Board of Directors authorized management to purchase up to 600,000 common shares over the following 12 months. As of October 31, 2001, the Company has purchased 127,000 shares for $1.4 million.

    During the first nine months of fiscal 2002, weakened foreign currencies resulted in a cumulative translation adjustment that reduced shareholders' equity by $5.6 million.

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

New Accounting Standards

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations. This Statement requires that all business combinations be accounted for the purchase method. As required by SFAS 141, we will adopt this new accounting standard for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 will not have a material impact on our financial statements.

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

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS 143, we will adopt this new accounting standard on February 1, 2003. We believe the adoption of SFAS 143 will not have a material impact on our financial statements.

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS 144, we will adopt this new accounting standard on February 1, 2002. We believe the adoption of SFAS 144 will not have a material impact on our financial statements.

Forward-Looking Statements

    Forward-looking statements throughout this report are based upon assumptions involving a number of risks and uncertainties. Factors which could cause actual results to differ materially from these forward-looking statements include, but are not limited to, competitive factors in, and the cyclical nature of, the lift truck industry; fluctuations in lift truck orders or deliveries, availability and cost of raw materials; general business and economic conditions in North America, Europe, Australia and Asia; foreign currency fluctuations; and the effectiveness of the Company's cost reduction initiatives.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rate and interest rate fluctuations. The Company does enter into foreign currency forward exchange contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The principal currencies hedged are denominated in Japanese, Canadian, Korean, Australian, New Zealand and several European currencies, primarily the euro and British pound. The Company's foreign currency forward exchange contracts have terms normally lasting less than one month. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. See Note 12 to the Consolidated Financial Statements in Item 8 of the prior year Form 10-K.

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

    The Company and The Boeing Company are defendants in U.S. District Court for Oregon litigation brought in December 1999 by the City of Portland, Oregon (City), alleging damages arising from the proximity of a City wellfield to groundwater contamination in the area of their respective Portland plant sites. The Company and The Boeing Company are remedying the contamination in question, which does not affect water pumped by the City from the wellfield. The City's complaint alleged damages of approximately $6.6 million. In November 2000, the City raised new theories which increased its claimed damages against both defendants by up to $19 million. In October 2001, it withdrew claims based on these new theories for $2 million to $4 million representing alleged diminution in wellfield value, and asserted an alternative theory which would reduce a $15 million lost revenue claim to $6.6 million. The Company continues to believe these additional damage claims are without merit. Motions directed at the City's new theories have been filed with the U.S. District Court, and rulings are expected within the next few months.

    The U.S. District Court for Oregon granted a partial summary judgment to the City on certain liability issues in its original claim. The partial summary judgment will lead to a damage judgment in some amount; however, at the present time the Company cannot estimate the amount of potential loss. The Company believes it has substantial defenses to the damage amounts sought by the City and intends to defend itself vigorously. A damage judgment would be subject to allocation between the Company and The Boeing Company. That allocation is not currently determinable.

Item 2. Changes in Securities

    None

Item 3. Defaults Upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    On September 17, 2001, the Company's Board of Directors authorized management to purchase up to 600,000 common shares over the following 12 months.

Item 6. Exhibits and Reports on Form 8-K

(A)
Exhibits

11.
Computation of Earnings Per Share

(B)
Reports on Form 8-K

    During the quarter ended October 31, 2001, the Company filed a report on Form 8-K dated September 20, 2001, which disclosed management's authorization to purchase common stock as discussed in Item 5 above.

QuickLinks

PART I FINANCIAL INFORMATION
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