Form 10-K
period 2002-01-31
CASCADE CORP
filed 2002-04-18
CIK 18061

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of common stock held by non-affiliates of the registrant as of March 20, 2002 was $156,382,982.

        The number of shares outstanding of the registrant's common stock as of March 20, 2002 was 11,291,190.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement to be filed on or before April 15, 2002, to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 23, 2002 are incorporated by reference into Part III.

NOTE:  All references to fiscal years are defined as year ended January 31, 2002 (fiscal 2002), year ended January 31, 2001 (fiscal 2001) and year ended January 31, 2000 (fiscal 2000).

PART I

Item 1.    Business

General

        Cascade Corporation is a corporation organized in 1943 under the laws of the State of Oregon. The term "the Company" includes Cascade Corporation and its subsidiaries. The Company's headquarters are located in Fairview, Oregon, a suburb of Portland, Oregon. The Company is one of the world's leading manufacturers of materials handling load engagement devices, hose reels, sideshifters, and related replacement parts, primarily for the lift truck industry. Acquisitions in 1996 and 1997 expanded the Company's load engagement product line to include fork products and its hydraulic cylinder product. Both of these product lines are sold primarily to the lift truck industry. The Company sold its mast business unit in January 1999, its industrial tires division in April 1999 and its hydraulic cylinder division in January 2002. The Company's business is now focused on materials handling load engagement products.

Products

        The Company manufactures an extensive range of materials handling load engagement products that are widely used on fork lift trucks and, to a lesser extent, on construction and agricultural vehicles.

        The Company's products are manufactured with the Cascade and Cascade-Kenhar names and symbols, for which the Company has secured trademark protection. The primary function of these products is to provide the lift truck with the capability of engaging, lifting, carrying and depositing various types of loads and products. The Company offers a wide variety of functionally different products, each of which has several sizes, models, capacities and optional combinations. Products are designed to handle loads with pallets and for specialized applications without pallets. Examples of specialized applications include the ability to expand the basic lift truck's functionality to reposition, clamp, rotate, or push/pull a variety of loads such as appliances, paper rolls, baled materials, textiles, beverage containers, drums, canned goods, bricks, masonry blocks, lumber, plywood and boxed, packaged and containerized products.

        The Company is one of the leading domestic and foreign independent suppliers of load engagement products for industrial fork lift trucks. Several lift truck manufacturers, who are customers of the Company, are also competitors in varying degrees to the extent that they manufacture a portion of their load engagement product requirements. Since the Company offers a broad line of products capable of supplying a significant part of the total requirements for the entire lift truck industry, its experience has shown that lower costs resulting from its relatively high unit volume would be difficult for any individual lift truck manufacturer to achieve.

        The manufacturing of load engagement products includes the purchase of raw materials and components, principally rolled, bar, plate and extruded steel products, unfinished castings and forgings, hydraulic cylinders and motors and hardware items such as fasteners, rollers, hydraulic seals and hose assemblies. Certain rolled steel is purchased from a German steel mill. A portion of the Company's bar steel purchases are obtained under annual pricing arrangements, which do not require minimum quantity purchases. The Company uses several domestic and foreign suppliers for other materials. The Company is not currently experiencing any shortages in obtaining raw materials or purchased parts. Difficulties in obtaining alternative sources of rolled, bar, plate and extruded steel products and other materials from one of its primary suppliers could affect operating results. See "FISCAL 2003 OUTLOOK" (Item 7) for comments regarding the impact of steel tariffs recently imposed by the United States government.

        The Company's products are subject to strict design, construction and safety requirements established by industry associations and the International Standards Association. The Company

presently offers a wide variety of both standardized and specialized products. Product specifications and characteristics are dictated by the expected capacity to be lifted, the characteristics of the load, the ambient environment in which employed, the terrain over which the load will be moved and the operational life cycle of the vehicle. Accordingly, while there are some standard products, the market demands a wide range of products in custom configurations and capacities.

        The Company is one of the leading independent manufacturers of materials handling load engagement products for lift trucks in the world. Market share varies by geographic region. The Company believes it is the leading manufacturer in North America and the preferred supplier of many OEMs (original equipment manufacturers) as well as OEDs (original equipment dealers) and distributors. The Company also has significant market share in Europe and is continuing its sales and manufacturing expansion into the Asia/Pacific region. Since the Company offers a broad range of both standard and specialized products, it is capable of supplying a significant part of the total requirements for the lift truck industry. In addition to sales to the lift truck market, the Company sells products to OEMs who manufacture construction, mining, agricultural and industrial mobile equipment other than lift trucks.

Customers

        The Company's products are marketed and sold to OEMs and OEDs (original equipment dealers) throughout North America, Latin America, Europe, Asia, Africa, Australia and the Middle East. A significant portion of fork sales are to a few major OEM customers. However, no single customer accounts for more than 10% of the Company's consolidated net sales. Approximately 30% of the Company's consolidated net sales for the year ended January 31, 2002 were to OEM customers. This percentage is comparable to prior years.

Backlog

        The Company's products are manufactured with short lead times of generally less than one month. Accordingly, the Company does not believe the level of backlog orders is a significant factor in evaluating the Company's overall level of business activity.

Research and Development

        Most of the Company's research and development activities are performed at the Company's corporate headquarters in Fairview, Oregon and at its manufacturing facility in Guelph, Canada . The Company's engineering staff develops and designs substantially all of the products sold by the Company and is continually involved in developing products for new applications. The Company does not consider patents to be important to its business.

Environmental Matters

        The Company from time to time is the subject of investigations, conferences, discussions, and negotiations with various federal, state, local and foreign agencies with respect to cleanup of hazardous waste and compliance with environmental laws and regulations. Note 16 to the Consolidated Financial Statements (Item 8), "Legal Proceedings" (Item 3) and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" (Item 7) contain additional information concerning the Company's environmental matters.

Employees

        At January 31, 2002, the Company had approximately 1,400 full-time employees throughout the world. The majority of these employees are not subject to collective bargaining agreements. The Company believes relations with its employees are excellent.

Foreign Operations

        The Company has substantial operations outside the United States. There are additional business risks attendant to the Company's foreign operations such as the risk that the relative value of the underlying local currencies may weaken when compared to the U.S. dollar. For further information about foreign operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) and Notes to the Consolidated Financial Statements (Item 8).

Forward-looking Statements

        Forward-looking statements throughout this report are based upon assumptions involving a number of risks and uncertainties. Factors which could cause actual results to differ materially from these forward-looking statements include, but are not limited to, competitive factors in, and the cyclical nature of, the materials handling industry; fluctuations in lift truck orders or deliveries, availability and cost of raw materials; general business and economic conditions in North America, Europe, Australia and Asia; foreign currency fluctuations; pending litigation; and the effectiveness of the Company's capital expenditures and cost reduction initiatives.

Item 2.    Properties

        The Company owns and leases various types of properties located throughout the world. The Company's executive offices are located in Fairview, Oregon. The Company generally considers the productive capacity of its manufacturing facilities to be adequate and suitable to meet its requirements.

Location	Type	Approximate Square Footage	Status
NORTH AMERICA
Springfield, Ohio	Manufacturing	200,000	Owned
Fairview, Oregon	Manufacturing	155,000	Owned
Warner Robins, Georgia	Manufacturing	65,000	Owned
Findlay, Ohio	Manufacturing	48,000	Owned
Guelph, Ontario Canada	Manufacturing	100,000	Owned
Toronto, Ontario Canada	Manufacturing	61,000	Leased
Toronto, Ontario Canada	Sales/Distribution	12,000	Leased
Oakville, Ontario Canada	Manufacturing	27,000	Leased
EUROPE
Almere, The Netherlands	Manufacturing	162,000	Owned
Hoorn, The Netherlands	Manufacturing	74,000	Owned
Manchester, England	Manufacturing	44,000	Owned
La Machine, France	Manufacturing	37,000	Owned
Brescia, Italy	Manufacturing	19,000	Owned
Monchengladbach, Germany	Sales/Distribution	15,000	Owned
Sheffield, England	Sales/Distribution	10,000	Leased
Barcelona, Spain	Sales	1,000	Leased
Vaggeryd, Sweden	Sales	2,000	Leased
Morangis, France	Sales	2,000	Owned
Vantaa, Finland	Sales	500	Leased
ASIA/PACIFIC/AFRICA
Hebei, China	Manufacturing	31,000	Leased
Xiamen, China	Manufacturing	72,000	Owned
Brisbane, Australia	Manufacturing	46,000	Leased
Osaka, Japan	Sales/Distribution	16,000	Leased
Inchon, Korea	Manufacturing	12,000	Owned
Johannesburg, South Africa	Sales/Distribution	9,000	Leased

Item 3.    Legal Proceedings

        Neither the Company nor any of its subsidiaries are involved in any material pending legal proceedings other than litigation related to environmental matters discussed below. The Company and its subsidiaries are insured against product liability, personal injury and property damage claims, which may occasionally arise.

        The Company and The Boeing Company are defendants in litigation brought in December 1999 by the City of Portland, Oregon (City), alleging damages arising from the proximity of a City water well field to groundwater contamination in the area of their respective Portland plant sites. The Company and The Boeing Company are remedying the contamination in question, which has never affected the quality of water pumped by the City from the well field. The City's complaint originally alleged damages of approximately $6.4 million. In November 2000, the City raised new theories it asserts would increase its claimed damages against both defendants by an amount currently estimated to be

$16 million. In March 2002, the City asserted an additional claim of up to $10.1 million. If the City were to prevail on all of its claims and be awarded all damage amounts it has asserted to date, the combined liability of the Company and The Boeing Company would approximate $32.5 million.

        In March 2001, the United States District Court for the District of Oregon granted a partial summary judgment to the City on certain liability issues raised in its original claim. The partial summary judgment will likely lead to a damage judgment in some amount on the December 1999 claim. The Company believes it has substantial defenses to damage amounts sought by the City. The Company believes most or all of the remaining November 2000 claim and the apparent March 2002 claim are without merit. There has been no allocation of possible damages between the Company and The Boeing Company. During the year ended January 31, 2002, the Company accrued $1.5 million in connection with the City of Portland litigation. This reflects a present estimate of its allocable share of any eventual liability, however, the ultimate outcome of this matter cannot presently be determined.

        The Company brought an action in 1992 in the Circuit Court of the State of Oregon for Multnomah County against several insurers to recover various expenses incurred in connection with environmental litigation and related proceedings. The Company settled with a number of the insurers in fiscal 1998 and received a jury verdict in the Company's favor against the two remaining insurers. The verdict awarded the Company a portion of its environmental expenses and defense costs. The Company has received court opinions to date regarding the environmental expenses and defense costs, and awarding attorneys fees, under which the nonsettling insurers would be liable to the Company for a total of approximately $1.6 million. The Company has not recorded any amounts which may be recovered from the two insurers in its consolidated financial statements.

Item 4.    Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        As of January 31, 2002, there were 291 holders of the Company's common stock including blocks of shares held by various depositories. It is the Company's belief that when the shares held by the depositories are attributed to the beneficial owners, the total exceeds 2,500.

        During the year ended January 31, 1998, a Canadian subsidiary of the Company issued 1,100,000 preferred shares in connection with the acquisition of Kenhar Corporation. Each preferred share is exchangeable for one common share of the Company. The preferred shares were issued in an exempt private offering transaction and a Form S-3 Registration covering common shares issuable upon conversion of these shares became effective in October 1998. A subsidiary of the Company repurchased 300,000 of these shares in connection with the sale of the mast business unit in January 1999. A total of 800,000 exchangeable preferred shares remain outstanding at January 31, 2002.

Market Information

        The high and low sales prices of the common stock of Cascade Corporation were as follows.

	For the year ended January 31
	2002		2001
	High	Low	High	Low
Market price range:
First quarter	$15.75	$8.40	$11.44	$7.50
Second quarter	10.75	8.90	12.75	9.94
Third quarter	13.00	8.50	16.00	12.75
Fourth quarter	12.25	9.01	16.75	15.08

Common Stock Dividends

        The Company declared no common stock dividends in the year ended January 31, 2002. The common stock dividends declared by the Company in the year ended January 31, 2001 were as follows:

First quarter	$.10
Second quarter	.10
Third quarter	—
Fourth quarter	—

Total	$.20

Stock Exchange Listing and Transfer Agent

        The Company's stock is traded on the New York Stock Exchange under the symbol CAE.

        The Company's registrar and transfer agent is Mellon Shareholder Services, L.L.C., Shareholder Relations, P.O. Box 3315, South Hackensack, N.J., 07606, (800) 522-6645.

Item 6.    Selected Financial Data

	Year ended January 31
	2002	2001	2000	1999	1998
	(In thousands, except per share amounts and employees)
Income statement data(1):
Net sales	$252,715	$301,358	$301,652	$384,056	$347,301
Operating income	$13,433	$24,909	$19,536	$35,485	$38,939
Income from continuing operations	$5,302	$9,774	$5,424	$20,168	$19,515
Net income	$4,127	$11,863	$4,934	$21,370	$21,040
EBITDA(2)	$28,283	$40,014	$31,590	$59,470	$57,333
Cash flow data:
Cash flows from operating activities	$34,836	$28,049	$50,135	$20,702	$15,701
Cash flows from investing activities	$(3,201)	$(6,228)	$12,411	$3,688	$(87,328)
Cash flows from financing activities	$(16,405)	$(31,317)	$(45,675)	$(22,501)	$72,921
Stock information:
Basic earnings per share:
Income from continuing operations	$0.47	$0.84	$0.44	$1.67	$1.65
Net income	$0.36	$1.02	$0.40	$1.77	$1.73
Diluted earnings per share:
Income from continuing operations	$0.44	$0.80	$0.44	$1.53	$1.48
Net income	$0.34	$0.97	$0.40	$1.63	$1.60
Book value per common share	$10.03	$10.18	$9.87	$10.31	$9.32
Dividends declared	$—	$0.20	$0.40	$0.40	$0.40
Balance sheet information:
Working capital	$66,011	$64,747	$66,167	$94,548	$81,063
Total assets	$247,286	$282,620	$315,588	$347,857	$349,592
Long-term debt	$65,679	$87,513	$109,043	$142,783	$144,785
Shareholders' equity	$113,267	$116,503	$112,933	$119,494	$110,551
Other:
Expenditures for property, plant and equipment(1)	$7,303	$5,549	$13,811	$11,550	$13,612
Depreciation and amortization(1)	$14,748	$15,897	$16,060	$19,230	$18,563
Diluted weighted average shares of common stock outstanding(3)	12,233	12,272	12,385	13,148	13,190
Number of employees	1,400	1,899	1,842	2,174	2,322

(1)
Except net income, excludes for all periods the data for the Company's hydraulic cylinder division, which was sold in January 2002.

(2)
Management believes that Earnings Before Interest Expense, Interest Income, Taxes, Depreciation and Amortization (EBITDA) is a key measure of cash flow. EBITDA should not be viewed as a measurement of financial performance under Generally Accepted Accounting Principles (GAAP) or as a substitute for GAAP measurements such as net income or cash flow from operating activities. EBITDA is not necessarily comparable to other companies due to the lack of uniform definition of EBITDA by all companies. EBITDA as presented excludes the results of discontinued operations.

(3)
Includes the effect of 800,000 shares of outstanding exchangeable preferred stock for years ending subsequent to January 31, 1997.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes. All references to earnings per share included in this discussion are diluted earnings per share.

        The Company has classified all depreciation expense amounts as a component of cost of goods sold or selling and administrative expenses. The Company had previously classified depreciation and amortization expense separately in its consolidated statement of income. This change has no impact on net income for the current year or any prior periods. The disclosures in this Form 10-K reflect this reclassification.

        As discussed in Note 3 to the consolidated financial statements, the Company sold its hydraulic cylinder division in January 2002. The Company's consolidated statements of income and cash flows separately present the historical results of the hydraulic cylinder division as a discontinued operation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's discussion and analysis of its financial position and results of operations are based on the Company's consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Management evaluates its estimates and judgments on an on-going basis, including those related to uncollectible receivables, inventories, goodwill and long-lived assets, warranty obligations, environmental liabilities, and deferred taxes. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates in the preparation of its consolidated financial statements.

Allowances for Doubtful Accounts

        The Company maintains allowances for doubtful accounts for estimated losses on accounts and notes receivable resulting from the inability of its customers and note holders to make required payments. Such allowances are based on an ongoing review of customer and note holder payments against terms and a review of customer and note holder financial statements and financial information. If the financial condition of customers or the note holders were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Reserves

        The Company maintains reserves to write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write downs may be required.

Goodwill and Long-Lived Assets

        The Company evaluates the carrying value of goodwill and long-lived assets whenever events or circumstances indicate the carrying value may not be recoverable. Certain factors that the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business and significant negative industry or economic trends. In addition, assumptions are required to estimate future cash flows, including gross margins, sales growth rates and expense levels, the discount rate, and estimated terminal values to determine fair value of the operating entities should an impairment exist. Changes in these and other factors could result in impairments in the carrying value of goodwill and long-lived assets which would require a write down or further write downs to the asset's fair value.

Warranty Obligations

        The Company offers certain warranties with the sales of its products. The warranty obligation is recorded as a liability on the balance sheet and is estimated through historical customer claims, product failure rates, material usage and service delivery costs incurred in correcting a product failure. Changes in these factors would require an adjustment to the recorded warranty obligations.

Environmental Liabilities

        The Company accrues environmental remediation and litigation costs if it is probable a liability has been incurred at the financial statement date and the amount can be reasonably estimated. The reliability and precision of the loss estimates are affected by numerous factors, such as site evaluation and reevaluation of the degree of remediation required, claims by third parties and changes to environmental laws and regulations. The Company adjusts its liabilities as new remediation requirements are defined, as information becomes available permitting reasonable estimates to be made and to reflect new and changing facts.

Deferred Taxes

        The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

COMPARISON OF FISCAL 2002 AND FISCAL 2001

        Consolidated net sales for the year ended January 31, 2002 decreased 16.1% in comparison with consolidated net sales for the year ended January 31, 2001. This decline reflects the reduced order rates for lift trucks throughout the world. The lift truck industry in North America for 2002 experienced declines in orders and shipments of 40% and 25%, respectively, in comparison with the prior year. Approximately 30% of the Company's consolidated net sales were to OEM customers for the year ended January 31, 2002, which is consistent with prior years. Sales to unaffiliated customers in North America, which accounts for 64% of the Company's total sales, decreased 17.3% in fiscal 2002. Sales to unaffiliated customers in Europe and the Rest of World (primarily Australia and Asia) experienced decreases of 13.3% and 15.1%, respectively.

        The Company initiated aggressive cost management initiatives in fiscal 2002 in order to mitigate the effect of decreased sales levels. These initiatives have included aggressive material cost reductions, reduced work schedules and staff reductions in both production and administrative staff. A worldwide pay freeze was initiated in October 2001, which has remained in effect through the end of fiscal 2002 and will continue through at least a portion of fiscal 2003. The Company's overall work force has been reduced by 13% to 1,400 employees at January 31, 2002, excluding reductions due to the sale of the Company's hydraulic cylinder division in January 2002. The majority of the work force reduction occurred in North America.

        The Company's overall gross margin of 33.5% in fiscal 2002 increased from 32.5% in fiscal 2001. During the industry downturn, the Company has focused its efforts to aggressively reduce operating inefficiencies and overall manufacturing costs. The Company has also increased selling prices on select products in certain parts of the world to adjust to customer demand.

        Selling and administrative costs as a percentage of net sales were 21.0% and 20.9% in fiscal 2002 and 2001, respectively. Due to lower sales levels in fiscal 2002, the Company initiated various cost control measures, including reduced spending and staffing levels, to reduce overall selling and administrative expenses. Fiscal 2001 expenses include costs related to restructuring activities in Europe and Australia and Special Board Committee activities of $4.2 million. Selling and administrative costs in fiscal 2002 decreased 9.8% in comparison with fiscal 2001, excluding the restructuring and board costs. As a percentage of sales the adjusted fiscal 2001 selling and administrative costs were 19.5%.

        Due to substantial and continuing operating losses at the Company's Australian subsidiary between 1998 and 2001 the Company initiated a significant restructuring effort to consolidate manufacturing facilities, reduce its overall sales and distribution network and eliminate unprofitable product lines. While these activities were substantially completed in fiscal 2001, the Company continued to experience declining sales levels throughout fiscal 2002. The Company made additional management changes and reduced its overall work force in Australia by 40% (38 employees) in the last half of fiscal 2002. The reduction in work force brought expense levels into line with projected sustainable sales levels going forward. Additional restructuring costs incurred in fiscal 2002 were not material. In light of the significant trends impacting our Australian operations and expected future growth rates, the Company performed an assessment of the carrying value of goodwill and long-lived assets in Australia as part of our review of financial results in the fourth quarter of fiscal 2002. The conclusion of the assessment was that the decline in the Australian operations was significant and other than temporary. As a result, the Company recorded a $5.1 million write down of goodwill in the fourth quarter of fiscal 2002 related to its operations in Australia. After the write down, the Company has an additional $3.6 million of goodwill on its consolidated balance sheet at January 31, 2002 related to Australia. The Company believes the cumulative effect of the changes in fiscal 2001 and 2002 will result in more profitable future operations in Australia.

        In April 1999, the Company sold its tire business to Maine Rubber Company (Maine Rubber) for $26.9 million payable in cash and a $7.3 million note receivable. The note receivable is not collateralized and bears interest at 8% with interest payable quarterly and principal installments of $1 million, $2.1 million and $4.2 million due in April 2002, 2003 and 2004, respectively. Through January 31, 2002, the Company has received all interest payments on the Maine Rubber note receivable on a quarterly basis since April 1999. Maine Rubber's primary customers are lift truck OEMs. With the significant decline in industry order rates in fiscal 2002, Maine Rubber's operating results have been negatively impacted. Maine Rubber notified the Company in January 2002 that it was in violation of financial covenants related to its senior notes and revolving credit agreement. As a result of the covenant violations, Maine Rubber's senior lender has restricted all of Maine Rubber's scheduled future interest or principal payments, including the $1 million payment due to the Company in April 2002, until Maine Rubber can prepare a restructuring plan suitable to their senior lender. The Company has obtained recent Maine Rubber financial information. Based on the Company's review of this information, the Company has recorded an allowance of $7.3 million in the fourth quarter of fiscal 2002 against the balance of the Maine Rubber note receivable. The Company intends to continue to closely monitor Maine Rubber's financial status in order to maximize any potential for recovery of the note balance in the future.

        Amortization expense for fiscal 2002 was $4.4 million as compared to $5.4 million in fiscal 2001. The Company recorded a write-off of certain goodwill balances due to the closure of a facility in Sweden and other minor operations. Excluding these write-offs the amortization expense in each year was consistent.

        Environmental expenses decreased in fiscal 2002 to $1.5 million in comparison with $4.9 million in expenses in fiscal 2001. The fiscal 2002 expenses, recorded in the fourth quarter, relate to a present estimate of the Company's allocable share of any eventual liability related to the City of Portland litigation. Fiscal 2001 expenses include $3.1 million related to legal fees from environmental legal proceedings and $1.8 million to adjust cost estimates for ongoing remediation activities.

        Interest expense in fiscal 2002 decreased 21.6% in comparison to fiscal 2001 due to the Company's efforts to reduce overall debt levels. See "Liquidity and Capital Resources" for further discussion of Company debt levels and payments.

        Other income in fiscal 2002 includes a pension refund received from the closure of a manufacturing facility in Sweden, offset by foreign currency losses. The change from fiscal 2001 relates primarily to a reduction in foreign currency losses.

        The Company's effective tax rate in fiscal 2002 is 35.4% as compared to 43.4% in fiscal 2001. The reduction in the overall effective tax rate is due to benefits of foreign taxes in low rate jurisdictions and international financing activities, which was offset by an increase in the valuation allowance related to foreign tax credits.

        The Company recognized an after tax loss of $1.7 million in the fourth quarter of fiscal 2002 related to the sale of its hydraulic cylinder division and $485,000 of income from discontinued operations. See "Liquidity and Capital Resources" and "Recent Accounting Pronouncements" for further discussion of the sale.

        As presented in Note 18 to the consolidated financial statements, the Company's profitability for fiscal 2002 in North America was negatively impacted by the $7.3 million reserve against the MITL note receivable and lower sales levels, which fell 17.3% below fiscal 2001 levels. North American gross margins were consistent between years and comparable to the Company's overall gross margin. European operations realized a higher level of net income in fiscal 2002 also with lower sales levels. Fiscal 2001 included a $2.1 million restructuring charge and an overall net loss. The Company's remaining operations, primarily Australia and Asia, were negatively impacted by the $5.1 million of goodwill impairment in Australia. Excluding the goodwill adjustment, the overall profitability of these operations increased in comparison with fiscal 2001.

COMPARISON OF FISCAL 2001 AND FISCAL 2000

        Consolidated net sales for fiscal 2001 totaled $301.4 million, which were comparable to sales of $301.7 million for fiscal 2000. After adjusting fiscal 2000 net sales for the April 1999 disposition of its industrial tire division, the Company's fiscal 2001 net sales increased 3.7%. The increase in fiscal 2001 net sales is due to higher demand in both North America and Asia. Sales to unaffiliated customers for fiscal 2001 in North America increased 7.1% as compared to sales in fiscal 2000, excluding fiscal 2000 sales from the industrial tire division. Europe's sales to unaffiliated customers decrease of 8.0% in fiscal 2001 compared to fiscal 2000 is due to the effect of weakened foreign currencies in the United Kingdom and in European Union countries whose currencies are fixed against the "Euro." Excluding the effect of the weakened foreign currencies, Europe's sales to unaffiliated customers in fiscal 2001 were comparable to sales in fiscal 2000.

        Due to reduced levels of profitability in recent years, the Company approved and initiated restructuring plans in the second quarter of fiscal 2001 in both Australia and Europe. The restructuring of Europe included the closure of a manufacturing facility in Vaggeryd, Sweden, the dissolution of redundant distribution facilities in both Germany and France and employee terminations at the Company's European headquarters in The Netherlands. The Company incurred $2.1 million in costs during fiscal 2001 related to its European restructuring efforts, which included $1.9 million primarily related to employee termination costs and $248,000 for inventory write downs. A total of 58 employees in Europe were terminated as a result of the restructuring activities.

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

        Restructuring costs related to inventory write downs of $1.6 million are presented in the Company's consolidated statement of income in cost of goods sold. All other restructuring costs are included as a part of selling and administrative expenses. At January 31, 2001, the Company's consolidated balance sheet contained $1.0 million in accrued expenses related to the restructuring, primarily for final payments to employees terminated prior to January 31, 2001. The Company has substantially completed the planned restructuring activities in both Europe and Australia as of January 31, 2001.

        The Company's gross margin was 32.5% in both fiscal 2001 and fiscal 2000. Cost of goods sold in fiscal 2001 included $1.6 million related to inventory write downs for the restructuring activities in Europe and Australia. Excluding inventory write downs from restructuring activities, the Company's fiscal 2001 gross margin percentage was 33.1%.

        Total amortization expense for fiscal 2001 and 2000 was $5.4 million and $4.5 million, respectively. The increase in amortization expense in fiscal 2001 relates to the writeoff of certain goodwill balances due to the closure of the Vaggeryd, Sweden facility and other minor operations.

        Selling and administrative expenses were $62.9 million and $62.0 million in fiscal 2001 and 2000, respectively. As a percentage of net sales, selling and administrative expenses were 20.9% in fiscal 2001 and 20.6% in fiscal 2000. Fiscal 2001 expenses include $1.8 million of Special Board Committee costs related to the proposed merger and $2.4 million related to restructuring activities in Europe and Australia. Excluding the impact of these items in fiscal 2001, selling and administrative expenses were $60.5 million, 20.1% as a percentage of net sales.

        The Company's environmental expenses relate to periodic revisions to cost estimates for environmental remediation liabilities recorded on the consolidated balance sheet. In fiscal 2001, the Company recorded expenses of $4.9 million, which included a $3.1 million charge related to legal fees from the resolution of outstanding issues related to certain environmental and insurance proceedings and $1.8 million to adjust cost estimates for ongoing remediation efforts at the Company's Portland, Oregon and Springfield, Ohio manufacturing facilities. The $12 million in environmental expenses for fiscal 2000 included $7 million related to an adverse judgment against the Company in litigation brought by The Boeing Company. As of January 31, 2002, the Company has paid to the Boeing Company all amounts due as a result of the judgment. The remaining $5 million in environmental expenses related to revisions to cost estimates related to the previously mentioned remediation efforts in Portland and Springfield.

        Interest expense was $8.1 million in fiscal 2001 and $8.3 million in fiscal 2000. The reduction in interest expense reflects the Company's strategy to reduce overall debt levels through the application of cash from operations and any cash received from the sale of business units and divisions.

        Other expense decreased to $792,000 in fiscal 2001 in comparison to $4 million in fiscal 2000. Fiscal 2001 other expense relates primarily to net losses on foreign currency translation. Other expense in fiscal 2000 includes special charges that stem from the integration of operations acquired, steps taken to assure consistency of global financial reporting and the loss on the sale of the Company's industrial tire division.

        The Company's effective tax rate increased to 43.4% in fiscal 2001 from 32.9% in fiscal 2000. This increase is due to higher levels of pre-tax income in fiscal 2001 over 2000, which diluted the benefit of certain tax attributes. The Company also incurred losses in Australia and Germany as a result of ongoing operations and restructuring activities for which no deferred tax benefit has been recognized.

        Net income from continuing operations in fiscal 2001 of $9.8 million ($.80 per share) increased $4.4 million or 81.5% over fiscal 2000 net income of $5.4 million ($.44 per share). The increase in net income from continuing operations in fiscal 2001 is due primarily to improved gross margins from sales of higher margin products and a reduction in both interest and environmental costs compared to fiscal 2000. The increase in the effective tax rate in fiscal 2001 to 43.4% partially offset the impact of the above items on fiscal 2001 net income. Excluding the effect of charges for environmental costs in both fiscal 2001 and 2000 and using the applicable effective tax rate for each year, income from continuing operations would have been $12.6 million ($1.02 per share) in fiscal 2001 and $13.5 million ($1.09 per share) in fiscal 2000.

        The Company recorded income from discontinued operations of $2.1 million for the year ended January 31, 2001. See "Liquidity and Capital Resources" and "Recent Accounting Pronouncements" for further discussion of the Company's discontinued operations.

        North American operations were the Company's most profitable geographic segment, accounting for substantially all of the Company's consolidated net income for fiscal 2001 and 2000. The Company's European operations showed some improvement in fiscal 2001 over fiscal 2000, but still incurred a loss in both years. The Company's remaining operations continued to incur a net loss in fiscal 2001, related entirely to operations in Australia.

LIQUIDITY AND CAPITAL RESOURCES

        The Company maintains a $30 million revolving line of credit facility, which continues through December 2002 at a variable interest rate of LIBOR plus .50% (2.33% at January 31, 2002). No balance was outstanding under the facility at January 31, 2002. The Company had other short-term lines of credit available from commercial banks at January 31, 2002 of $25.3 million. The Company had no amounts outstanding at January 31, 2002 under these other short-term lines of credit.

        Total outstanding debt, long-term and short-term notes payable, at January 31, 2002 was $79.7 million in comparison with $94.7 million at January 31, 2001. The Company's debt to equity ratio improved to .70 to 1 at January 31, 2002 from .81 to 1 at January 31, 2001.

        Working capital at January 31, 2002 of $66.0 million was more than the $64.7 million of working capital at January 31, 2001. The Company's current ratio at January 31, 2002 was 2.65 to 1 in comparison to 2.32 to 1 at January 31, 2001.

        The Company declared no dividends in fiscal 2002. No dividends have been declared since the second quarter of fiscal 2001, when the Company was prohibited from declaring dividends under the merger agreement signed with the Lift Group. The Board of Directors notified the Lift Group on April 17, 2001 that it had terminated the merger agreement. The Board of Directors has not reached any decision as to future dividend payments. Dividends of $.20 and $.40 per share were declared in fiscal 2001 and 2000, respectively.

        The Company's balance of cash and cash equivalents increased to $25.6 million at January 31, 2002 from $12.4 million at January 31, 2001. Net cash provided by operating activities from continuing operations was $31.7 million in fiscal 2002, compared to $22.2 million and $47.9 million in fiscal 2001 and 2000, respectively. During fiscal 2002, the Company continued to reduce accounts receivable and inventory levels with decreased sales levels due to the downturn in the lift truck industry. In fiscal 2002 the Company also reduced accounts payable, accrued expenses and accrued environmental expenses, including the remaining payments due from the Company's lawsuit with Boeing, which was settled in fiscal 2000. The decrease in fiscal 2001 net cash flows from operating activities was also due to similar reductions in inventory, accounts payable, accrued expenses and accrued environmental expenses.

        During the fourth quarter of fiscal 2002, the Company sold its hydraulic cylinder division to Precision Hydraulic Cylinders, Inc. (Precision) for approximately $13 million, for which the Company received $3.25 million in cash, $9 million of notes receivable and a $700,000 receivable subject to adjustment for working capital levels at the sale date. The Company expects to receive the $700,000 in receivables in the first quarter of fiscal 2003. The notes receivable are collateralized by the accounts receivable, inventory and property, plant and equipment of Precision. Terms of the note include dividend restrictions, covenants relating to leverage and fixed charge ratios and limitations on Precision's overall level of indebtedness. The Company has the ability to accelerate payment of the notes upon an event of default as defined in the note agreements. Under the terms of this sale the Company has agreed to make interim operating capital advances to Precision of up to $4 million. The Company has provided no advances as of January 31, 2002.

        In fiscal 2001, the Company did not sell any significant assets, business units, or divisions, which accounts for the reduction in net cash from investing activities for fiscal 2001 in comparison with fiscal 2000.

        Net cash used in financing activities decreased in fiscal 2002 to $16.4 million as compared to $31.3 million in fiscal 2001. The Company continued with its planned reduction of debt balances in fiscal 2002 with long-term debt payments of $10.7 million and $4.4 million of payments on short-term notes payable. The Company had no additional borrowings in fiscal 2002. As of January 31, 2002, the Company had made all scheduled debt payments. Any additional payments to prepay scheduled amounts are subject to penalties. The Company is evaluating its options to make additional debt payments and incur the penalties in light of its current cash position. Net cash used in financing activities in fiscal 2002 included $1.4 million for the repurchase of common stock. In fiscal 2000, the Company repurchased $6 million of common and preferred stock. Net payments to reduce long-term debt and short-term notes payable balances in fiscal 2000 were $34.3 million.

        During fiscal 2002, 2001 and 2000, the Company's capital expenditures were $7.3 million, $5.5 million and $13.8 million, respectively. The decrease in capital expenditures in fiscal 2002 in relation to capital expenditure levels prior to fiscal 2001 was the result of reduced capital spending due to the slowdown in the worldwide lift truck industry. In fiscal 2001, the reduced level of capital expenditures was primarily the result of management's decision to minimize expenditures in light of the proposed merger and to reduce outstanding debt. The Company believes the level of capital expenditures in fiscal 2002 and 2001 was sufficient to maintain required operational requirements. Capital expenditure levels in fiscal 2003 are not expected to exceed $12 million.

        The Company has completed substantially all implementation activities related to its enterprise-wide resource planning (ERP) software system in the United States and Europe. The Company plans to complete the ERP implementation at its Canadian operations in fiscal 2003 and 2004 and does not expect the cost of this implementation to be material. The Company continues to evaluate the costs and benefits of further ERP implementation activities in Asia and Australia, but currently has no plans to complete the implementation in these areas.

        The Company believes its cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy its expected working capital and capital expenditure requirements for fiscal 2003.

        The U.S. dollar strengthened in both fiscal 2002 and 2001 in comparison to most foreign currencies used by the Company's significant foreign operations. As a result, foreign currency translation adjustments decreased shareholders' equity by $6.0 million and $5.8 million in fiscal 2002 and 2001, respectively.

        At January 31, 2002 and 2001, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not materially exposed to any financing, liquidity market or credit risk that could arise if the Company had engaged in such relationships.

        The following summarizes the Company's contractural obligations and commitments as of January 31, 2002:

	Total	Less than 1 year	1-3 years	4-5 years	Greater than 5 years
Notes payable to banks	$743	$743	$—	$—	$—
Long-term debt, including capital leases	78,925	13,246	26,679	25,887	13,113
Operating leases	6,536	1,960	2,112	1,029	1,435

FISCAL 2003 OUTLOOK

        The Company's business is very closely aligned with and dependent on the general lift truck industry. Year-to-date industry data for 2002 shows marginal improvement from the end of 2001. However, industry order rates are still significantly below the comparable period in 2001. Subject to overall economic conditions, the Company expects lift truck orders and shipments in fiscal 2003 to be at levels comparable to or moderately improved over fiscal 2002. Overall net sales in fiscal 2003 are not expected to increase significantly over 2002 levels. Although overall sales were considerably lower than previous years, the Company was able to maintain comparable gross margins in fiscal 2002 through aggressive cost management initiatives. The Company feels it is well positioned to maintain its current gross margins through fiscal 2003 with a continued emphasis on cost controls. The Company anticipates overall profitability of continuing operations in fiscal 2003 to be consistent with fiscal 2002. In March 2002, the United States government imposed tariffs on certain steel imports into the United States over a three year period. The Company does not believe the tariffs will have a material impact on its results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board (FASB or the "Board") issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations," and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," collectively referred to as the "Standards." SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combination." The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

        The Company will adopt the provisions of SFAS 142 in its first quarter ended April 30, 2002. The Company is in the process of preparing for its adoption of SFAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets and liabilities should be allocated to those reporting units. The Company expects the adoption to eliminate the annual goodwill amortization expense recognized in the statement of income. Goodwill amortization expense for the year ended January 31, 2002 was $4.4 million, which excludes the goodwill impairment in Australia.

        SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first quarter of fiscal 2003. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first quarter of fiscal 2003. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. The Company does not expect the effect of the initial impairment tests under SFAS 142 to have a material impact on the Company's earnings and financial position.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS 143, the Company will adopt this new accounting standard on February 1, 2003. The Company does not expect the adoption of SFAS 143 to have any material impact on the financial statements.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and broadens the presentation of discontinued operations currently permitted by Accounting Principles Board Opinion No. 30. The Company has elected to adopt SFAS 144 in its current fiscal year ended January 31, 2002, which requires application as of February 1, 2001, the beginning of the current fiscal year. The Company's hydraulic cylinder division meets the criteria as a component of an entity in SFAS 144 and is presented in the Company's consolidated financial statements as discontinued operations. Accordingly, all prior periods presented are reclassified to reflect the division as a discontinued operation.

Item 7A    Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rate and interest rate fluctuations. A significant portion of the Company's revenues are denomimated in currencies from international markets outside the United States. As a result, the Company's operating results could become subject to significant fluctuations based upon changes in the exchange rates of the foreign currencies in relation to the United States dollar. The Company does enter into foreign currency forward exchange contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The principal currencies hedged are denominated in Japanese, Canadian, Australian, New Zealand and several European currencies, primarily the Euro and British pound. The Company's foreign currency forward exchange contracts have terms lasting up to three months, but generally less than one month. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. See Note 13 to the consolidated financial statements (Item 8).

        The Company generally manages its ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate. Based on the scheduled debt payments during fiscal 2002 and certain payment restrictions on its remaining debt, substantially all of the Company's debt at January 31, 2002 has a fixed interest rate. Any additional payments to prepay scheduled amounts of debt are subject to penalties. At January 31, 2002 the penalties to retire all of the Company's long-term debt were $5.2 million. A hypothetical immediate increase in interest rates by 1% would decrease the fair value of the Company's long-term debt outstanding at January 31, 2002 by $2.5 million.

Item 8.    Financial Statements and Supplementary Data

Cascade Corporation
Consolidated Statements of Income

	Year ended January 31
	2002	2001	2000
	(In thousands, except per share amounts)
Net sales	$252,715	$301,358	$301,652
Cost of goods sold	168,015	203,285	203,590

Gross profit	84,700	98,073	98,062
Selling and administrative expenses	52,960	62,920	62,004
Amortization	4,399	5,366	4,522
Allowance for note receivable	7,308	—	—
Goodwill impairment	5,100	—	—
Environmental expenses	1,500	4,878	12,000

Operating income	13,433	24,909	19,536
Interest expense	(6,366)	(8,121)	(8,294)
Interest income	1,044	1,269	843
Other income (expense), net	102	(792)	(4,006)

Income from continuing operations before provision for income taxes	8,213	17,265	8,079
Provision for income taxes	2,911	7,491	2,655

Income from continuing operations	5,302	9,774	5,424
Discontinued operations (Note 3):
(Loss) income from discontinued operations, net of income taxes of $(50), $1,044, and $(478)	485	2,089	(490)
(Loss) on sale of discontinued operations, net of income taxes of $(269)	(1,660)	—	—

Net income	4,127	11,863	4,934
Dividends paid on preferred shares of subsidiary	—	160	423

Net income applicable to common shareholders	$4,127	$11,703	$4,511

Basic earnings per share:
Continuing operations	$0.47	$0.84	$0.44
Discontinued operations	0.04	0.18	(0.04)
Loss on sale of discontinued operations	(0.15)	—	—

	$0.36	$1.02	$0.40

Diluted earnings per share:
Continuing operations	$0.44	$0.80	$0.44
Discontinued operations	0.04	0.17	(0.04)
Loss on sale of discontinued operations	(0.14)	—	—

	$0.34	$0.97	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation
Consolidated Balance Sheets

	As of January 31
	2002	2001
	(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash	$25,611	$12,418
Accounts receivable, less allowance for doubtful accounts of $1,350 and $1,574	40,085	53,846
Inventories	30,817	40,278
Deferred income taxes	5,930	3,802
Prepaid expenses and other	3,614	3,595

Total current assets	106,057	113,939
Property, plant and equipment, net	61,412	77,235
Goodwill, net	56,703	68,175
Notes receivable, net	8,873	7,308
Deferred income taxes	10,797	11,244
Other assets	3,444	4,719

Total assets	$247,286	$282,620

Liabilities and Shareholders' Equity
Current liabilities:
Notes payable to banks	$743	$5,099
Current portion of long-term debt	13,246	2,107
Accounts payable	10,836	19,438
Accrued payroll and payroll taxes	4,973	6,626
Accrued environmental expenses	2,291	5,440
Other accrued expenses	7,957	10,482

Total current liabilities	40,046	49,192
Long-term debt	65,679	87,513
Accrued environmental expenses	10,203	10,954
Deferred income taxes	1,743	2,613
Other liabilities	4,974	4,471

Total liabilities	122,645	154,743
Commitments and contingencies (Note 16)
Exchangeable preferred stock and minority interest	11,374	11,374

Shareholders' equity:
Common stock, $.50 par value, 20,000,000 authorized shares; 11,291,190 and 11,439,890 shares issued and outstanding	5,646	5,720
Additional paid-in capital	—	234
Retained earnings	135,418	132,337
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustments	(27,797)	(21,788)

Total shareholders' equity	113,267	116,503

Total liabilities and shareholders' equity	$247,286	$282,620

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation
Consolidated Statements of Changes in Shareholders' Equity

	Common Stock					Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Treasury Stock	Retained Earnings		Annual Comprehensive Income (Loss)
	Shares	Amount
	(In thousands, except per share amounts)
Balance at January 31, 1999	11,715	$5,858	$—	$(229)	$125,065	$(11,200)
Net income	—	—	—	—	4,934	—	$4,934
Dividends ($.40 per share)	—	—	—	—	(5,321)	—	—
Common stock repurchased	(176)	(88)	—	—	(1,756)	—	—
Conversion of preferred stock	28	14	399	—	—	—	—
Translation adjustment	—	—	—	—	—	(4,743)	(4,743)

Balance at January 31, 2000	11,567	5,784	399	(229)	122,922	(15,943)	$191

Net income	—	—	—	—	11,863	—	$11,863
Dividends ($.20 per share)	—	—	—	—	(2,448)	—	—
Stock options exercised	4	2	—	—	—	—	—
Common stock repurchased	(4)	(2)	—	—	—	—	—
Translation adjustment	—	—	—	—	—	(5,845)	(5,845)
Retirement of treasury stock	(127)	(64)	(165)	229	—	—	—

Balance at January 31, 2001	11,440	5,720	234	—	132,337	(21,788)	$6,018

Net income	—	—	—	—	4,127	—	$4,127
Common stock repurchased	(149)	(74)	(234)	—	(1,046)	—	—
Translation adjustment	—	—	—	—	—	(6,009)	(6,009)

Balance at January 31, 2002	11,291	$5,646	$—	$—	$135,418	$(27,797)	$(1,882)

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation
Consolidated Statements of Cash Flows

	Year Ended January 31
	2002	2001	2000
	(In thousands)
Cash flows from operating activities:
Net income	$4,127	$11,863	$4,934
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of income taxes	(485)	(2,089)	490
Loss on sale of discontinued operations, net of income taxes	1,660	—	—
Goodwill impairment	5,100	—	—
Allowance for note receivable	7,308	—	—
Depreciation and amortization	14,748	15,897	16,060
Deferred income taxes	(5,646)	196	(9,638)
Loss on disposition of assets	101	59	1,076
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	10,067	(487)	10,660
Inventories	4,706	4,673	3,921
Prepaid expenses and other	(39)	(1,849)	5,793
Accounts payable and accrued expenses	(6,534)	(4,395)	3,529
Accrued environmental expenses	(3,901)	(1,921)	10,087
Other liabilities	503	211	1,032

Cash provided by continuing operations	31,715	22,158	47,944
Cash provided by discontinued operations	3,121	5,891	2,191

Net cash provided by operating activities	34,836	28,049	50,135

Cash flows from investing activities:
Capital expenditures	(7,303)	(5,549)	(13,811)
Proceeds from sale of assets	257	1,367	29,785
Proceeds from sale of discontinued operations	3,250	—	—
Other assets	1,276	(439)	(540)

Cash provided by (used in) continuing operations	(2,520)	(4,621)	15,434
Cash provided by (used in) discontinued operations	(681)	(1,607)	(3,023)

Net cash provided by (used in) investing activities	(3,201)	(6,228)	12,411

Cash flows from financing activities:
Payments on long-term debt	(10,694)	(27,470)	(61,783)
Proceeds from long-term debt	—	1,910	28,844
Notes payable to banks, net	(4,357)	(3,309)	(1,409)
Redemption of convertible preferred stock and minority interest	—	—	(4,162)
Repurchase of common stock	(1,354)	—	(1,844)
Cash dividends paid	—	(2,448)	(5,321)

Net cash used in financing activities	(16,405)	(31,317)	(45,675)

Effect of exchange rate changes	(2,037)	(1,274)	(5,143)

Change in cash and cash equivalents	13,193	(10,770)	11,728
Cash and cash equivalents at beginning of year	12,418	23,188	11,460

Cash and cash equivalents at end of period	$25,611	$12,418	$23,188

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$6,440	$8,376	$8,515
Income taxes	$5,549	$13,378	$8,561
Supplemental disclosure of noncash information:
Receivable from capital lease	$—	$2,036	$—
Receivables received upon sale of assets	$9,561	$—	$7,308
Conversion of convertible preferred stock to common stock	$—	$—	$413

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation
Notes to Consolidated Financial Statements

Note 1—Description of Business

        Cascade Corporation (the Company or Cascade) is an international company engaged in the manufacture of materials handling products that are widely used on industrial fork lift trucks and, to a lesser extent, on construction, mining and agricultural vehicles. Accordingly, the Company's sales are largely dependent on the sales of lift trucks and on the sales of replacement parts. A significant portion of the Company's sales are made in North America and Europe. The Company is headquartered in Fairview, Oregon, employing approximately 1,400 people and maintaining operations in 15 countries outside the United States.

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

Property, Plant and Equipment

        Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is generally provided using the straight-line method over the estimated useful lives of the assets. Useful lives range from 15 to 40 years for buildings and 2 to 12 years for machinery and equipment, including certain equipment under long-term capital leases. Maintenance and repairs are expensed as incurred and costs of improvements and renewals are capitalized. Upon disposal, cost and accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in operations.

Goodwill

        Goodwill represents the excess of the cost of acquired businesses over the fair value of net identifiable assets acquired and is amortized on a straight-line basis, generally over 20 years. Accumulated amortization of goodwill was $23.3 million and $14.9 million at January 31, 2002 and 2001, respectively.

Impairment of Long-Lived Assets

        Long-lived assets, primarily property, plant and equipment and goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the assets and eventual disposition in comparison with the carrying value. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset.

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

Environmental Remediation

        The Company accrues environmental costs if it is probable a liability has been incurred at the financial statement date and the amount can be reasonably estimated. Recorded liabilities have not been discounted. Environmental compliance costs are expensed as incurred. Assets related to the recovery of amounts expended for environmental expenses are recognized only when realization is probable.

Foreign Currency Forward Exchange Contracts

        Gains and losses on foreign currency forward exchange contracts, which generally mature in one month or less, are recognized in operations and measured over the period of the contract by reference to the forward rate for a contract to be consummated on the same future date as the original contract.

Revenue Recognition

        The Company recognizes revenue when title passes, the earnings process is substantially complete, and the Company is reasonably assured of the collection of the proceeds from the exchange, all of which generally occur upon shipment of the Company's products.

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

        Accounts receivable are with a large number of customers, primarily equipment manufacturers and dealers, dispersed across a wide geographic base. No single customer accounts for more than 10% of the Company's consolidated net sales. The Company's consolidated net sales for the year ended January 31, 2002 to all original equipment manufacturers (OEM) customers were 30% of total net sales. This percentage is consistent with recent years. The Company performs on-going credit evaluations and does not require collateral. Allowances are maintained for potential credit losses when deemed necessary.

        See Note 13 for discussion of foreign currency forward exchange contracts.

Reclassifications

        Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation. Such reclassifications had no impact on results of operations or shareholders' equity.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and judgements made by management of the Company include matters such as the collectibility of accounts and notes receivable, realizability of deferred income tax assets, realizability of goodwill and long-lived assets warranty liabilities and future costs of environmental matters.

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

Shipping and Handling Costs

        The Company incurs shipping, handling and other related costs for the shipment of goods to customers. These costs are recognized in the period in which the expenses occur and are classified as cost of goods sold. Amounts billed to customers for shipping, handling and related costs are reported as a component of net sales.

Research and Development Costs

        Research and development costs are expensed as incurred and are related to developing new products and to improving existing products or processes. The Company incurred research and development costs of $1.6 million, $4.2 million, and $4.4 million for the years ended January 31, 2002, 2001 and 2000, respectively.

Earnings Per Share

        Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if convertible securities or stock options were exercised or converted into common stock.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB or the "Board") issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations," and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," collectively referred to as the "Standards." SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combination." The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

        The Company will adopt the provisions of SFAS 142 in its first quarter ended April 30, 2002. The Company is in the process of preparing for its adoption of SFAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. The Company expects the adoption to eliminate the annual goodwill amortization expense recognized in the statement of income. Goodwill amortization expense for the year ended January 31, 2002 was $4.4 million, which excludes the goodwill impairment in Australia.

        SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first quarter of fiscal 2003. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first quarter of fiscal 2003. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. The Company does not expect the effect of the initial impairment tests under SFAS 142 to have a material impact on the Company's earnings and financial position.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS 143, the Company will adopt this new accounting standard on February 1, 2003. The Company does not expect the adoption of SFAS 143 to have any material impact on the financial statements.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and broadens the presentation of discontinued operations currently permitted by Accounting Principles Board Opinion No. 30. The Company has elected to adopt SFAS 144 in its current fiscal year ended January 31, 2002, which requires application as of February 1, 2001, the beginning of the current fiscal year. The Company's hydraulic cylinder division meets the criteria as a component of an entity in SFAS 144 and is presented in the Company's consolidated financial statements as discontinued operations. Accordingly, all prior periods presented are reclassified to reflect the division as a discontinued operation.

Note 3—Discontinued Operations

        On January 15, 2002, the Company sold substantially all of the assets of its hydraulic cylinder division, including manufacturing and sales operations in Beulaville, North Carolina and Cramlington, Northumberland, United Kingdom to a new company, Precision Hydraulic Cylinders, Inc. (Precision), formed by BB&T Capital Partners, LLC and the former general manager of the hydraulic cylinder division. The sale of the hydraulic cylinder division was completed to allow the Company to pursue opportunities associated with its core attachment and fork products. In accordance with SFAS 144, the Company has presented the hydraulic cylinder division as discontinued operations since it represents a component of the Company, which can be distinguished both operationally and for financial reporting purposes.

        The Company completed the sale of the hydraulic cylinder division to Precision for approximately $13 million, net of assumed liabilities, and received cash of $3.25 million, notes receivable of $9 million and a $700,000 receivable subject to adjustment based upon working capital levels at the sale date. Terms of the notes receivable, which are collateralized by the assets of Precision, are described in Note 6. As a result of the sale, the Company incurred a $1.9 million pre-tax loss ($1.7 million after-tax) in the fourth quarter of fiscal 2002. The sale of the hydraulic cylinder division included $5.1 million of current assets, $9.8 million of property, plant and equipment and goodwill, $1.5 million of cumulative foreign currency translation adjustment and $2.1 million of assumed liabilities. Consolidated net sales of the hydraulic cylinder division for the fiscal years ended January 31, 2002, 2001 and 2000 were $31.7 million, $37.7 million and $31.9 million, respectively.

        Under the terms of the sale, the Company agreed to make available interim operating capital advances to Precision of up to $4 million, subject to various restrictions. These advances are available pending Precision's completion of arrangements for operating lines of credit with financial institutions. The Company will retain a first security interest in Precision accounts receivable and inventories until Precision's operating lines of credit are in place and all Cascade advances, if any, are repaid. Interest on the advances is at the prime rate plus 1% until June 30, 2002, at which time interest is at the prime rate plus 3%. Repayment of the advances may be made by Precision at any time, with mandatory repayments beginning in January 31, 2003 through 2005. The Company has provided no advances as of January 31, 2002.

Note 4—Inventories

	January 31
	2002	2001
	(In thousands)
Finished goods and components	$21,493	$28,899
Work in process	865	1,448
Raw materials	8,459	9,931

	$30,817	$40,278

Note 5—Property, Plant and Equipment

	January 31
	2002	2001
	(In thousands)
Land	$4,055	$4,420
Buildings	34,546	38,377
Machinery and equipment	111,340	138,999

	149,941	181,796
Accumulated depreciation	(88,529)	(104,561)

	$61,412	$77,235

        Depreciation expense from continuing operations for the years ended January 31, 2002, 2001 and 2000, was $10.3 million, $10.5 million and $11.5 million, respectively.

Note 6—Notes Receivable

        The Company has received notes receivable as partial consideration from the sale of certain businesses, its industrial tire division in fiscal 1999 and its hydraulic cylinder division in fiscal 2002.

        On April 29, 1999, the Company completed the sale of its industrial tire division to Maine Rubber Company (Maine Rubber) for $38.1 million, including the assumption of liabilities. The Company received $26.9 million in cash and a $7.3 million note receivable in connection with the sale. The note receivable bears interest at 8% with interest payable quarterly and with principal installments of $1 million, $2.1 million and $4.2 million due in April 2002, 2003 and 2004, respectively. The Company has received all interest payments on the Maine Rubber note receivable on a quarterly basis since April 1999. Maine Rubber's primary customers are lift truck OEMs. With the significant decline in industry order rates in fiscal 2002, Maine Rubber's operating results have been negatively impacted. Maine Rubber notified the Company in January 2002 that it was in violation of the financial covenants related to its senior notes and revolving credit agreement. Maine Rubber's senior lender has restricted all of Maine Rubber's scheduled future interest or principal payments, including the $1 million payment due to the Company in April 2002, until Maine Rubber can prepare a restructuring plan suitable to their senior lender. The Company has obtained recent Maine Rubber financial information. Based on the Company's review of this information, the Company has recorded an allowance of $7.3 million in the fourth quarter of fiscal 2002 against the balance of the Maine Rubber note receivable. The Company intends to continue to monitor Maine Rubber's financial status in order to maximize any potential recovery of the note balance.

	January 31
	2002	2001
	(In thousands)
Note receivable from sale of industrial tire division, uncollateralized, interest paid quarterly at 8%	$7,308	$7,308
Note receivable from sale of hydraulic cylinder division (Note 3), interest payable at 7%, principal payable beginning in April 2003 through April 2007	4,623	—
Note receivable from sale of hydraulic cylinder division (Note 3), interest payable at the prime rate plus 1% (5.75% at January 31, 2002), principal payable beginning in April 2003 through April 2007	4,250	—

	16,181
Allowance for uncollectible notes	(7,308)	—

	$8,873	$7,308

        The notes receivable from the sale of the hydraulic cylinder division are collateralized by the accounts receivable, inventory and property, plant and equipment of Precision (Note 3). Terms of the note include dividend restrictions, covenants relating to leverage and fixed charge ratios and limitations on the Precision's overall level of indebtedness. The Company does have the ability to accelerate payment of the notes upon an event of default as defined in the note agreements.

        Scheduled maturities of notes receivable are as follows, excluding the note receivable from sale of the industrial tire division, which is fully reserved at January 31, 2002 (in thousands):

Year ended January 31
2004	$983
2005	1,180
2006	1,477
2007	1,477
2008	3,756

$8,873

Note 7—Debt

	January 31
	2002	2001
	(In thousands)
Series A and B senior notes, interest at 6.92% payable currently, principal due annually November 2002 through 2007	$75,000	$75,000
Revolving line of credit ($30 million facility), interest payable currently at LIBOR plus .50% rate (2.33% at January 31, 2002 and 6.44% at January 31, 2001), line of credit expires in December 2002	—	8,500
Mortgage note, interest at 6.7% due quarterly through 2008, collateralized by plant facility	2,329	2,949
Capital lease obligations for equipment, weighted average interest (11.29% at January 31, 2002 and 10.17% at January 31, 2001), monthly payments through 2005	1,443	2,932
Other	153	239

	78,925	89,620
Less current portion	13,246	2,107

Total long-term debt	$65,679	$87,513

        The Company's debt agreements contain dividend restrictions and covenants relating to net worth, fixed charges and leverage ratios. Borrowing arrangements with commercial banks provide lines of credit at January 31, 2002 totaling $55.3 million, including the revolving line of credit, none of which were being used. Average interest rates on short-term borrowings were 1.38% and 5.1% at January 31, 2002 and 2001, respectively.

        Future maturities of long-term debt are as follows (in thousands):

Year ended January 31
2003	$13,246
2004	13,345
2005	13,334
2006	13,029
2007	12,858
Thereafter	13,113

$78,925

Note 8—Income Taxes

	Year Ended January 31
	2002	2001	2000
	(In thousands)
Provision (benefit) for income taxes consisted of:
Current
Federal	$1,544	$3,105	$1,852
State	352	517	406
Foreign	3,249	4,446	8,624

	5,145	8,068	10,882

Deferred
Federal	(3,426)	517	(2,353)
State	(303)	81	(58)
Foreign	1,176	(131)	(6,294)

	(2,553)	467	(8,705)

Total provision for income taxes	2,592	8,535	2,177
Provision (benefit) from discontinued operations	(319)	1,044	(478)

Total provision from continuing operations	$2,911	$7,491	$2,655

Income from continuing operations before provision for income taxes was as follows:
United States	$1,374	$12,645	$5,665
Foreign	6,839	4,620	2,414

	$8,213	$17,265	$8,079

Reconciliation of the federal statutory rate to the effective tax rate from continuing operations is as follows:
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.2	2.4	2.6
Tax on foreign earnings	(14.4)	(1.5)	13.6
U.S. export sales	(1.4)	(0.5)	(2.8)
International financing	(14.7)	(7.1)	(15.0)
Net change in valuation allowance	32.9	13.0	0.0
Other	(2.2)	2.1	(0.5)

Effective tax rate	35.4%	43.4%	32.9%

        The components of deferred income tax assets and liabilities recorded on the consolidated balance sheet are as follows (in thousands):

	January 31
	2002	2001
Deferred tax assets:
Accruals	$5,101	$1,789
Environmental	4,748	6,177
Employee benefits	1,639	1,239
Foreign tax credits	10,776	11,570
Net operating losses	3,260	3,011
Goodwill	1,768	—
Other	502	730

	27,794	24,516
Less: Valuation allowance	(5,183)	(3,040)

	22,611	21,476

Deferred tax liabilities:
Depreciation	(6,908)	(8,135)
Other	(719)	(908)

	(7,627)	(9,043)

Total net deferred tax assets	$14,984	$12,433

        The Company has recorded a valuation allowance as of January 31, 2002 and January 31, 2001 primarily related to the deferred tax benefits related to foreign tax credits and foreign subsidiary net operating loss carryforwards. The net change in the valuation allowance for fiscal 2002 and 2001 was an increase of $2.1 million and $2.2 million, respectively. Foreign loss carryforwards have no expiration date and total $7.9 million at January 31, 2002.

        The Company has recognized the benefit of U.S. foreign tax credit carryforwards of $815,000, which expire through January 31, 2007. A net deferred tax asset of $7.9 million has been recorded for U.S. foreign tax credits attributed to unrepatriated foreign earnings. Realization of this deferred tax asset is dependent on generating sufficient foreign-sourced U.S. taxable income. The five-year expiration period does not begin until the foreign earnings are repatriated.

Note 9—Capital Stock

        The Company has outstanding exchangeable preferred stock of Cascade Canada Ltd., an otherwise wholly-owned subsidiary of the Company. Holders of the exchangeable shares are entitled to voting rights of an equivalent number of the Company's common shares and are entitled to dividends equivalent to those declared and paid for like numbers of Cascade common stock. At January 31, 2002 and 2001, the Company had 800,000 exchangeable preferred shares issued and outstanding, which are presented as exchangeable preferred stock and minority interest on the Company's consolidated balance sheet.

Note 10—Benefit Plans

        The Company sponsors a number of defined contribution plans. The Company matches employee contributions in varying degrees and also makes contributions to certain plans based on a percentage of employee wages. Company expense under these plans was $2.9 million, $2.8 million, and $2.7 million for the years ended January 31, 2002, 2001 and 2000, respectively.

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

        The assumed health care cost trend used in measuring the accumulated postretirement benefit obligation was 11% in the first year decreasing to 5% over the next six years, and then remaining at 4.5% thereafter. A one percentage point increase in the cost trend rates would increase the accumulated postretirement benefit obligation as of January 31, 2002 by $513,000 and net periodic postretirement benefit cost by $71,000.

        The status of defined benefit and postretirement benefit plans is summarized below:

	Year Ended January 31
	Defined Benefit			Postretirement Benefit
	2002	2001	2000	2002	2001	2000
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$5,956	$5,616	$7,904	$4,961	$4,592	$5,120
Service cost	150	208	212	90	84	83
Interest cost	317	287	297	350	334	324
Participant contributions	69	36	92	—	—	—
Acquisition and divestitures	—	—	(2,735)	—	—	—
Benefits paid	(220)	(166)	(517)	(337)	(369)	(540)
Actuarial (gain) or loss	(460)	(25)	363	205	320	(395)
Exchange rate changes	(249)	—	—	—	—	—

Benefit obligation at end of year	5,563	5,956	5,616	5,269	4,961	4,592

Change in plan assets
Fair value of plan assets at beginning of year	5,382	5,089	7,505	—	—	—
Actual return on plan assets	(298)	158	589	—	—	—
Acquisitions and divestitures	—	—	(2,997)	—	—	—
Employer contributions	139	276	362	337	369	540
Participant contributions	69	76	92	—	—	—
Benefits paid	(220)	(217)	(498)	(337)	(369)	(540)
Exchange rate changes	(221)	—	36	—	—	—

Fair value of plan assets at end of year	4,851	5,382	5,089	—	—	—

Reconciliation of funded status
Funded status	(709)	(573)	(570)	(5,269)	(4,961)	(4,592)
Unrecognized actuarial loss	978	836	712	1,757	1,701	1,461

Net amount recognized at year-end	$269	$263	$142	$(3,512)	$(3,260)	$(3,131)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$406	$395	$142	$—	$—	$—
Accrued benefit liability	(137)	(132)	—	(3,512)	(3,260)	(3,131)

Net amount recognized at year-end	$269	$263	$142	$(3,512)	$(3,260)	$(3,131)

Components of net periodic benefit cost
Service cost	$150	$208	$212	$90	$84	$83
Interest cost	317	287	297	350	334	324
Expected return on plan assets	(350)	(344)	(374)	—	—	—
Recognized net actuarial loss	20	6	3	143	115	165

Net periodic benefit cost	$137	$157	$138	$583	$533	$572

Weighted-average assumptions
Discount rate	6.0%	5.0%	5.0%	7.0%	7.3%	7.5%
Expected long-term rate of return on plan assets	7.2%	7.0%	8.0%	N/A	N/A	N/A

Note 11—Stock Option Plan

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

	Year Ended January 31
	2002	2001	2000
	(In thousands, except per share amounts)
Net income—as reported	$4,127	$11,863	$4,934
Net income—pro forma	$3,511	$11,184	$4,294
Basic earnings per share—as reported	$0.36	$1.02	$0.40
Basic earnings per share—pro forma	$0.31	$0.96	$0.34
Diluted earnings per share—as reported	$0.34	$0.97	$0.40
Diluted earnings per share—pro forma	$0.29	$0.91	$0.35

        The pro forma effect on net income for the years ended January 31, 2002, 2001, and 2000 is not representative of the pro forma effect in future years because compensation expense related to grants made in prior years is not considered. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended January 31
	2002	2001	2000
Risk-free interest rate	4.7%	6.7%	5.4%
Expected volatility	41%	36%	33%
Expected dividend yield	—	4.0%	3.1%
Expected life (in years)	5	5	5

        A summary of the Plan's status at January 31, 2002, 2001, and 2000 together with changes during the periods then ended are presented in the following table:

	Shares	Weighted Average Price Per Share
Balance at January 31, 1999	419,076	$16.20
Granted	49,375	14.71
Exercised	—	—
Forfeited	(61,672)	15.91

Balance at January 31, 2000	406,779	16.06
Granted	212,000	10.20
Exercised	(3,753)	15.81
Forfeited	(3,286)	12.30

Balance at January 31, 2001	611,740	14.05
Granted	315,428	10.32
Exercised	—	—
Forfeited	(127,173)	14.10

Balance at January 31, 2002	799,995	12.52

        The following table summarizes information about fixed options outstanding at January 31, 2002.

	Options Outstanding			Options Exerciseable
Exercise Price Range	Total Shares Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life	Number of Shares Exercisable	Weighted Average Exercise Price
$9.55 - 11.22	487,208	$10.30	9	43,000	$10.27
13.00 - 14.30	41,063	13.14	7	23,032	13.13
15.25 - 16.00	110,464	15.59	5	102,964	15.59
16.38 - 18.02	161,260	16.95	6	131,479	16.94

	799,995			300,475

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended January 31
	2002	2001	2000
Basic earnings per share:
Income from continuing operations	$5,302	$9,774	$5,424
Preferred stock dividends	—	(160)	(423)

Income from continuing operations available to common shareholders	5,302	9,614	5,001
Income (loss) from discontinued operations, net of income taxes	485	2,089	(490)
Loss on sale of discontinued operations, net of income taxes	(1,660)	—	—

Net income available to common shareholders	$4,127	$11,703	$4,511

Weighted average shares of common stock outstanding	11,392	11,440	11,402

Continuing operations	$0.47	$0.84	$0.44
Discontinued operations	0.04	0.18	(0.04)
Loss of sale of discontinued operations	(0.15)	—	—

	$0.36	$1.02	$0.40

Diluted earnings per share:
Income from continuing operations available to common shareholders	$5,302	$9,614	$5,001
Effect of dilutive securities:
Exchangeable preferred stock	—	160	320
Mandatorily redeemable convertible preferred stock	—	—	103

Income from continuing operations available to common shareholders	5,302	9,774	5,424
Income from discontinued operations, net of income taxes	485	2,089	(490)
Loss on sale of discontinued operations, net of income taxes	(1,660)	—	—

Net income	$4,127	$11,863	$4,934

Weighted-average shares of common stock outstanding	11,392	11,440	11,402
Mandatorily redeemable convertible preferred stock	—	—	183
Assumed conversion of exchangeable preferred stock	800	800	800
Dilutive effect of stock options	41	32	—

Diluted weighted average shares of common stock outstanding	12,233	12,272	12,385

Continuing operations	$0.44	$0.80	$0.44
Discontinued operations	0.04	0.17	(0.04)
Loss on sale of discontinued operations	(0.14)	—	—

	$0.34	$0.97	$0.40

Note 13—Derivative Instruments and Hedging Activities

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

        The Company purchases foreign currency forward exchange contracts, with contract terms lasting up to three months, but generally less than one month, to protect against the adverse effects that exchange rate fluctuations may have on foreign currency denominated trade receivables and trade payables. These derivatives do not qualify for hedge accounting, in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The gains and losses on both the derivatives and the foreign currency denominated trade receivables and payables are recorded as transaction adjustments in current earnings thereby minimizing the effect on current earnings of exchange-rate fluctuations.

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

        At January 31, 2002, the Company had approximately $25.2 million of contracts in place to buy or sell foreign currency. The fair value of these contracts at January 31, 2002 is not material and is recorded in the Company's consolidated financial statements.

Note 14—Europe Restructuring

        The Company approved and initiated restructuring a plan for its European operations in the second quarter of 2001, which included the closure of a manufacturing facility in Vaggeryd, Sweden, the elimination of redundant distribution facilities in both Germany and France and the termination of employees at the Company's European headquarters in The Netherlands. The Company incurred

$2.1 million in costs during fiscal 2001 related to its European restructuring efforts, which included $1.9 million primarily related to employee termination costs and $248,000 for inventory write downs. A total of 58 employees in sales, production and administrative positions in Europe were terminated as a result of the restructuring activities. As of January 31, 2001 the Company had completed its restructuring plan in Europe.

        All restructuring costs are included as a part of selling and administrative expenses, except for inventory write downs which are presented in cost of goods sold. At January 31, 2001 the Company's consolidated balance sheet contained $854,000 in accrued expenses related to the restructuring in Europe, primarily for final payments to employees terminated prior to January 31, 2001.

Note 15—Australia Restructuring and Goodwill Impairment

        The Company has continued to incur operating losses in Australia since 1998. In fiscal 2001 a restructuring plan was approved and initiated. The Company's restructuring activities in Australia included the consolidation of manufacturing plants into one remaining facility in Brisbane, reduction of distribution facilities, realignment of sales operations and the disposal of the tire and battery businesses. Total restructuring costs in Australia during fiscal 2001 were $2 million. These costs consisted of $1.3 million in inventory write downs, primarily for tires and batteries, $108,000 for employee termination costs and $534,000 in various asset write-offs and miscellaneous costs. The Company terminated 32 employees in sales, production and administrative positions in Australia related to the restructuring activities. The Company substantially completed the planned restructuring activities in Australia as of January 31, 2001.

        Restructuring costs related to inventory write downs in Australia of $1.3 million are presented in the Company's consolidated statement of income in cost of goods sold. All other restructuring costs are included as a part of selling and administrative expenses. At January 31, 2001 the Company's consolidated balance sheet contained $105,000 in accrued expenses related to the restructuring in Australia, primarily for final payments to employees terminated prior to January 31, 2001.

        During fiscal 2002 the Company continued to experience declining sales levels throughout the year. These declines have occurred despite the fact that the Australian lift truck market was not experiencing the downturn in order rates that existed in North America and Europe. The Company made additional management changes and reduced its overall work force in Australia by 40% in the last half of fiscal 2002. The reduction in work force was needed to adjust the expense levels to accommodate much lower sales levels. In light of the significant trends impacting our Australian operations and expected future growth rates, the Company performed an assessment of the carrying value of goodwill and long-lived assets in Australia as part of our review of financial results in the fourth quarter of fiscal 2002. The conclusion of the assessment was that the decline in the Australian operations was significant and other than temporary. As a result, the Company recorded a $5.1 million write down of goodwill to fair value in the fourth quarter of fiscal 2002 related to its operations in Australia. Fair value was determined based on discounted future cash flows. The assumptions supporting the estimated future cash flows reflect management's best estimates. After the write down, the Company has an additional $3.6 million of goodwill on its consolidated balance sheet at January 31, 2002 related to Australian operations.

Note 16—Commitments and Contingencies

Environmental Matters

        The Company is subject to environmental laws and regulations, which include obligations to remove or mitigate environmental effects of past disposal and release of certain wastes and substances at various sites. The Company records liabilities for affected sites when environmental assessments indicate probable cleanup and the costs can be reasonably estimated. Other than for costs of assessments themselves, the timing and amount of these liabilities is generally based on the Company's commitment to a formal plan of action, such as an approved remediation plan. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation and reevaluation of the degree of remediation required. The Company adjusts its liabilities as new remediation requirements are defined, as information becomes available permitting reasonable estimates to be made and to reflect new and changing facts. It is reasonably possible that changes in estimates will incur in the near term. Unasserted claims are not reflected in the Company's environmental remediation liabilities.

        The Company is currently engaged in ongoing environmental remediation efforts at both its Portland, Oregon and Springfield, Ohio manufacturing facilities. Current estimates provide for some level of remediation activities in Portland through 2027 and Springfield through 2010. Costs of certain remediation activities at the Portland facility are shared with The Boeing Company, with Cascade paying 70% of actual remediation costs. The Company has recorded a liability for the ongoing remediation efforts at its Fairview and Springfield facilities and certain environmental litigation of $12.5 million at January 31, 2002 which includes a fiscal 2002 charge of $1.5 million related to City of Portland litigation. The environmental liability at January 31, 2001 was $16.4 million

        In fiscal 2000 the Company recorded costs of $7 million related to an adverse judgment in environmental litigation brought by The Boeing Company. As of January 31, 2002 the Company had paid the entire $7 million judgment to The Boeing Company.

        The Company and The Boeing Company are defendants in litigation brought in December 1999 by the City of Portland, Oregon (City), alleging damages arising from the proximity of a City water well field to groundwater contamination in the area of their respective Portland plant sites. The Company and The Boeing Company are remedying the contamination in question, which has not affected water pumped by the City from the well field. The City's complaint alleges damages of approximately $6.4 million. In November 2000 the City raised new theories it asserts would increase its claimed damages against both defendants by an amount currently estimated to be $16 million. In March 2002, the City asserted a further damage claim of up to approximately $10.1 million. If the City were to prevail on all of its claims and be awarded all damage amounts it has asserted to date, the combined liability of the Company and The Boeing Company would approximate $32.5 million.

        In March 2001, the United States District Court for the District of Oregon granted a partial summary judgment to the City on certain liability issues raised in its original claim. The partial summary judgment will likely lead to a damage judgment in some amount on the December 1999 claim. The Company believes it has substantial defenses to damage amounts sought by the City. The Company believes most or all of the remaining November 2000 claim and the apparent March 2002 claim are without merit. There has been no allocation of possible damages between the Company and The Boeing Company. During the fourth quarter of fiscal 2002, the Company accrued $1.5 million in connection with the City of Portland litigation. This reflects a present estimate of its allocable share of any eventual liability, however, the ultimate outcome of this matter cannot presently be determined.

        The Company brought an action in 1992 in the Circuit Court of the State of Oregon for Multnomah County against several insurers to recover various expenses incurred in connection with environmental litigation and related proceedings. The Company settled with a number of the insurers in fiscal 1998 and received a jury verdict in the Company's favor against the two remaining insurers. The verdict awarded the Company a portion of its environmental expenses and defense costs. The Company has received court opinions to date regarding the environmental expenses and defense costs, and awarding attorneys fees, under which the nonsettling insurers would be liable to the Company for a total of approximately $1.6 million. The Company has not recorded any amounts which may be recovered from the two insurers in its consolidated financial statements.

Lease Commitments

        The Company leases certain of its facilities and equipment under noncancelable operating leases. Rent expense for the years ended January 31, 2002, 2002 and 2000 totaled $3.4 million, $4.7 million and $4.5 million, respectively. Future minimum rental commitments under these leases as of January 31, 2002 are as follows (in thousands):

2003	$1,960
2004	1,436
2005	676
2006	573
2007	456
Thereafter	1,435

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

Note 17—Fair Value of Financial Assets and Liablities

        The fair value of the Company's financial instruments represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

        The carrying amount of the Company's cash and cash equivalents, trade receivables and payables and notes payable to banks approximates fair value due to the short maturity of these instruments. Fair value of long-term debt is estimated based either on quoted market prices for similar issues or on current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company's exchangeable preferred stock cannot be estimated.

        The estimated fair values of the Company's financial assets and liabilities is as follows:

	January 31
	2002		2001
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(in thousands)
Financial assets:
Cash and cash equivalents	$25,611	$25,611	$12,418	$12,418
Accounts receivable, net	40,085	40,085	53,846	53,846
Notes receivable, net	8,873	8,873	7,308	7,308
Financial liabilities:
Notes payable to banks	743	743	5,099	5,099
Accounts payable	10,836	10,836	19,438	19,438
Long-term debt, including current portion	82,570	78,925	91,435	89,620

Note 18—Segment Information

        The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which establishes standards for reporting information related to operating segments, as well as standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group in deciding how to allocate resources and assess performance. The Company's chief decision-making group, as defined under SFAS 131, is composed of its chief executive officer, chief financial officer and chief operating officer. The Company's operating units have several economic characteristics and attributes, including similar products, distribution patterns and classes of customers. As a result, the Company aggregates its operating units into a single operating segment related to the manufacturing, distribution and servicing of material handling load engagement products primarily for the lift truck industry.

        Revenues and operating results are classified according to the country of origin. Identifiable assets are attributed to the geographic location in which they are located. Net sales, operating results and identifiable assets by geographic region were as follows:

	Year Ended January 31
	North America	Europe	Other	Eliminations	Consolidation
	(In thousands)
2002
Sales to unaffiliated customers	$160,883	$59,470	$32,362	$—	$252,715
Transfers between areas	14,032	675	115	(14,822)	—
Net sales	$174,915	$60,145	$32,477	$(14,822)	$252,715
Income (loss) from continuing operations	$7,144	$342	$(2,184)	—	$5,302
Identifiable assets	$155,546	$64,119	$27,621	—	$247,286
2001
Sales to unaffiliated customers	$194,677	$68,577	$38,104	$—	$301,358
Transfers between areas	16,200	352	271	(16,823)	—
Net sales	$210,877	$68,929	$38,375	$(16,823)	$301,358
Income (loss) from continuing operations	$11,975	$(400)	$(1,801)	—	$9,774
Identifiable assets	$173,559	$77,381	$31,680	—	$282,620
2000
Sales to unaffiliated customers	$192,718	$74,509	$34,425	$—	$301,652
Transfers between areas	12,858	411	385	(13,654)	—
Net sales	$205,576	$74,920	$34,810	$(13,654)	$301,652
Income (loss) from continuing operations	$8,158	$(857)	$(1,877)	—	$5,424
Identifiable assets	$189,784	$90,905	$34,899	—	$315,588

Note 19—Supplementary Quarterly Financial Information (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share amounts)
Year ended January 31, 2002
Net sales	$70,356	$67,039	$62,409	$52,911
Gross profit	$24,700	$22,475	$20,908	$16,617
Net income (loss)	$4,928	$4,140	$3,621	$(8,562)
Net income (loss) per share:
Basic	$0.43	$0.36	$0.32	$(0.76)
Diluted	$0.40	$0.34	$0.30	$(0.76)
Year ended January 31, 2001
Net sales	$79,547	$77,933	$75,653	$68,225
Gross profit	$25,681	$26,029	$24,435	$21,928
Net income	$5,171	$4,604	$792	$1,296
Net income per share:
Basic	$.45	$.40	$.06	$.11
Diluted	$.42	$.38	$.06	$.11

Report of Independent Accountants

To the Board of Directors and Shareholders of Cascade Corporation

        In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1 on page 46 present fairly, in all material respects, the financial position of Cascade Corporation and its subsidiaries (the Company) at January 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index, appearing under Item 14(a)2 on page 46, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Portland, Oregon
March 29, 2002

Cascade Corporation
Valuation and Qualifying Accounts
(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Years ended January 31:
2002
Allowance for doubtful accounts and notes	$1,574	$7,308	$(224)	$8,658
Valuation allowances—deferred tax assets	$3,040	$2,143	$—	$5,183
2001
Allowance for doubtful accounts	$1,511	$1,189	$(1,126)	$1,574
Valuation allowances—deferred tax assets	$791	$2,249	$—	$3,040
2000
Allowance for doubtful accounts	$1,009	$651	$(149)	$1,511
Valuation allowances—deferred tax assets	$—	$791	$—	$791

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The definitive Proxy Statement to be filed on or before April 15, 2002, is incorporated by reference.

        Information concerning the Company's Board of Directors is as follows:

Director	Age	Director Since	Title and Company
C. Calvert Knudsen	77	1974	Retired, formerly Chairman and Chief Executive Officer of MacMillian Bloedel, Ltd.
Greg H. Kubicek (Chairman)	45	1998	President, The Holt Company
Nicholas R. Lardy	56	1993	Senior Fellow, The Brookings Institution
Ernest C. Mercier	69	1997	Retired, formerly Chairman of Oxford Properties, Ltd.
James S. Osterman	63	1994	President of Outdoor Products Group, Oregon Cutting Systems Division of Blount, Inc.
Jack B. Schwartz	65	1995	Partner, Newcomb, Sabin, Schwartz & Landsverk
Robert C. Warren, Jr.	53	1982	President and Chief Executive Officer, Cascade Corporation
Henry W. Wessinger II	49	1998	Senior Vice President, Ragen MacKenzie, Inc.
Nancy A. Wilgenbusch	54	1997	President, Marylhurst University

        The term of office of all officers is one year. Names, ages and positions of all officers of Cascade Corporation follow:

Name	Age	Year First Elected Officer	Present Position
Robert C. Warren, Jr.	53	1984	President, Chief Executive Officer and Director
Gregory S. Anderson	53	1991	Senior Vice President, Human Resources
Richard S. Anderson	54	1996	Senior Vice President and Chief Financial Officer
Terry H. Cathey	54	1993	Senior Vice President and Chief Operating Officer
Charlie S. Mitchelson	47	1999	Vice President and Managing Director, Europe
Art Otsuka	62	2000	Vice President, Asian Operations
Joseph G. Pointer	41	2000	Vice President—Finance and Secretary
Anthony F. Spinelli	59	1999	Vice President—OEM

Item 11.    Executive Compensation

        The definitive Proxy Statement to be filed on or before April 15, 2002, is incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The definitive Proxy Statement to be filed on or before April 15, 2002, is incorporated by reference.

Item 13.    Certain Relationships and Related Transactions

        The definitive Proxy Statement to be filed on or before April 15, 2002, is incorporated by reference.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Index to Financial Statements

(a)
1.  Consolidated Financial Statements

Page
Report of Independent Accountants	43
Consolidated Financial Statements:
Statements of Income for each of the three years in the period ended January 31, 2002	18
Balance Sheets at January 31, 2002 and 2001	19
Statements of Changes in Shareholders' Equity for each of the three years in the period ended January 31, 2002	20
Statements of Cash Flows for each of the three years in the period ended January 31, 2002	21
Notes to Consolidated Financial Statements	22

  2.    Financial Statement Schedules for each of the three years ended January 31, 2002, 2001 and 2000.

Valuation and Qualifying Accounts	44

        The individual financial statements of the registrant and its subsidiaries have been omitted since the registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together exceed 5% of the total consolidated assets at January 31, 2002, except indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the year of its origination.

  3.    Exhibits

3(i)	Articles of Incorporation filed with the Commission May 28, 1965.(1)
3(ii)	Bylaws, as amended.
10.1	Severance Agreement dated May 25, 2000, with Richard S. Anderson, filed as Exhibit 3 to Form 10-K filed with the Commission on May 1, 2001.(1)
10.2	Severance Agreement dated May 25, 2000, with Terry H. Cathey, filed as Exhibit 2 to Form 10-K filed with the Commission on May 1, 2001.(1)
10.3	Severance Agreement dated May 25, 2000, with Robert C. Warren, Jr., filed as Exhibit 1 to Form 10-K filed with the Commission on May 1, 2001.(1)
23	Consent of PricewaterhouseCoopers LLP, Independent Accountants
99.1	Amendment to Articles of Incorporation filed in Proxy Statement for Annual Meeting of Shareholders May 12, 1987, filed with the Commission April 14, 1988.(1)
99.2	Amendment to Articles of Incorporation filed in Proxy Statement for Annual Meeting of Shareholders May 9, 1989, filed with the Commission April 27, 1990.(1)
99.3	Amendment to Articles of Incorporation included in the Proxy Statement for Annual Meeting of Shareholders May 13, 1997, filed with the Commission April 13, 1997.(1)
99.4	Specimen copy of stock certificate, filed as Exhibit 4-1 to Form S-1, filed with the Commission May 28, 1965.(1)

(1)
Incorporated by reference.

(b)
Reports on Form 8-K

        The Company filed a report of Form 8-K dated February 1, 2002, which disclosed the sale of its hydraulic cylinder division.

SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant, CASCADE CORPORATION has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE CORPORATION

By:	/s/ RICHARD S. ANDERSON
Richard S. Anderson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ ROBERT C. WARREN, JR. Robert C. Warren, Jr.	President and Chief Executive Officer, Director	April 11, 2002 Date
/s/ GREG H. KUBICEK Greg H. Kubicek	Director	April 11, 2002 Date
/s/ ERNEST C. MERCIER Ernest C. Mercier	Director	April 11, 2002 Date
/s/ JACK B. SCHWARTZ Jack B. Schwartz	Assistant Secretary, Director	April 11, 2002 Date
/s/ NANCY A. WILGENBUSCH Nancy A. Wilgenbusch	Director	April 11, 2002 Date
/s/ C. CALVERT KNUDSEN C. Calvert Knudsen	Director	April 11, 2002 Date
/s/ JAMES S. OSTERMAN James S. Osterman	Director	April 11, 2002 Date
/s/ NICHOLAS R. LARDY Nicholas R. Lardy	Director	April 11, 2002 Date
/s/ HENRY W. WESSINGER II Henry W. Wessinger II	Director	April 11, 2002 Date

QuickLinks

TABLE OF CONTENTS
PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Cascade Corporation Consolidated Statements of Income
Cascade Corporation Consolidated Balance Sheets
Cascade Corporation Consolidated Statements of Changes in Shareholders' Equity
Cascade Corporation Consolidated Statements of Cash Flows
Cascade Corporation Notes to Consolidated Financial Statements
Report of Independent Accountants
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES