Form 10-Q
period 2002-04-30
CASCADE CORP
filed 2002-06-07
CIK 18061

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        The number of shares outstanding of the registrant's common stock as of April 30, 2002 was 11,294,940.

CASCADE CORPORATION

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET
(in thousands except share and per share data)

	April 30 2002	January 31 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,341	$25,611
Marketable securities	4,500	—
Accounts receivable, less allowance for doubtful accounts of $1,418 and $1,350	44,733	39,312
Inventories	30,542	30,817
Deferred income taxes	5,930	5,930
Prepaid expenses and other	5,701	4,387

Total current assets	117,747	106,057
Property, plant and equipment, net	60,583	61,412
Goodwill	57,006	56,177
Notes receivable, net	9,025	8,873
Deferred income taxes	10,797	10,797
Other assets	3,951	3,970

Total assets	$259,109	$247,286

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable to banks	$778	$743
Current portion of long-term debt	13,372	13,246
Accounts payable	11,909	10,575
Accrued payroll and payroll taxes	5,874	4,973
Accrued environmental expenses	2,436	2,291
Other accrued expenses	10,835	8,218

Total current liabilities	45,204	40,046
Long-term debt	65,551	65,679
Accrued environmental expenses	9,847	10,203
Deferred income taxes	1,743	1,743
Other liabilities	5,099	4,974

Total liabilities	127,444	122,645
Exchangeable convertible preferred stock and minority interest	11,374	11,374
Shareholders' equity:
Common stock, $.50 par value, 20,000,000 authorized shares; 11,294,940 and 11,291,190 shares issued and outstanding	5,647	5,646
Additional paid-in capital	36	—
Retained earnings	139,638	135,418
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustments	(25,030)	(27,797)

Total shareholders' equity	120,291	113,267

Total liabilities and shareholders' equity	$259,109	$247,286

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited—in thousands except per share data)

	Three Months Ended April 30
	2002	2001
Net sales	$59,942	$70,356
Cost of goods sold	38,879	45,656

Gross profit	21,063	24,700
Selling and administrative	13,303	14,308
Amortization of goodwill	—	1,078

Operating income	7,760	9,314
Interest expense, net	1,091	1,626
Other expense	177	202

Income before taxes from continuing operations	6,492	7,486
Provision for income taxes	2,272	2,845

Income from continuing operations	4,220	4,641
Income from discontinued operations, net of income taxes	—	287

Net income	$4,220	$4,928

Basic earnings per share:
Continuing operations	$0.37	$0.41
Discontinued operations	—	0.02

	$0.37	$0.43

Diluted earnings per share:
Continuing operations	$0.35	$0.38
Discontinued operations	—	0.02

	$0.35	$0.40

Basic weighted average shares outstanding	11,292	11,440

Diluted weighted average shares outstanding	12,209	12,293

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited—in thousands)

	Three Months Ended April 30
	2002	2001
Cash flows from operating activities:
Net income	$4,220	$4,928
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	—	(287)
Depreciation and amortization	2,494	3,648
Deferred income taxes	—	621
Loss on disposition of assets	93	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(5,421)	(3,589)
Inventories	275	88
Prepaid expenses and other	(1,314)	3,195
Accounts payable and accrued expenses	4,852	(2,904)
Accrued environmental expenses	(211)	—
Other liabilities	125	272

Cash provided by continuing operations	5,113	5,972
Cash provided by discontinued operations	—	558

Net cash provided by operating activities	5,113	6,530

Cash flows from investing activities:
Capital expenditures	(720)	(1,033)
Purchase of marketable securities	(4,500)	—
Other assets	2	127

Cash used in continuing operations	(5,218)	(906)
Cash used in discontinued operations	—	(78)

Net cash used in investing activities	(5,218)	(984)

Cash flows from financing activities:
Payments on long-term debt	(201)	(6,399)
Notes payable to banks, net	35	3,405
Issuance of common stock	37	—

Net cash provided by (used in) financing activities	(129)	(2,994)

Effect of exchange rate changes	964	(1,204)

Change in cash and cash equivalents	730	1,348
Cash and cash equivalents at beginning of year	25,611	12,418

Cash and cash equivalents at end of period	$26,341	$13,766

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$109	$402
Income taxes	$1,143	$1,398

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited—in thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Retained Earnings		Quarterly Comprehensive Income
	Shares	Amount
Balance at January 31, 2002	11,291	$5,646	$—	$135,418	$(27,797)
Net income	—	—	—	4,220	—	$4,220
Issuance of common stock	4	1	36	—	—	—
Translation adjustment	—	—	—	—	2,767	2,767

Balance at April 30, 2002	11,295	$5,647	$36	$139,638	$(25,030)	$6,987

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited—in thousands)

Note 1—Segment Information

For the quarter ended April 30, 2002	North America	Europe	Other	Eliminations	Consolidated
Sales to unaffiliated customers	$38,972	$13,336	$7,634	$—	$59,942
Transfer between areas	5,580	4,665	174	(10,419)	—
Net sales	$44,552	$18,001	$7,808	$(10,419)	$59,942
Income (loss) from continuing operations	$3,850	$(132)	$502	$—	$4,220
Identifiable assets	$161,795	$68,391	$28,923	—	$259,109
For the quarter ended April 30, 2001
Sales to unaffiliated customers	$44,711	$17,090	$8,555	$—	$70,356
Transfer between areas	6,554	7,478	226	(14,258)	—
Net sales	$51,265	$24,568	$8,781	$(14,258)	$70,356
Income from continuing operations	$4,178	$330	$133	—	$4,641
Identifiable assets	$171,846	$75,920	$30,075	—	$277,841

Note 2—Marketable Securities

        Marketable securities consist of asset-backed notes issued by various state agencies throughout the United States and guaranteed by the United States or state governments. The notes are long-term instruments maturing through 2035, however the interest rates and maturities are reset approximately every month, at which time the Company can sell the notes. Accordingly, the Company has classified the notes as short-term in its consolidated balance sheet. Interest rates on the notes range from 1.95% to 2.03%.

Note 3—Inventories

	April 30, 2002	January 31, 2002
Finished goods and components	$21,089	$21,493
Work in process	774	865
Raw materials	8,679	8,459

	$30,542	$30,817

Note 4—Reclassifications

        Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation. Such reclassifications had no impact on results of operations or shareholders' equity.

Note 5—Contingencies

        The Company is subject to environmental laws and regulations, which include obligations to remove or mitigate environmental effects of past disposal and release of certain wastes and substances at various sites. The Company records liabilities for affected sites when environmental assessments indicate probable cleanup will be required and the costs can be reasonably estimated. Other than for costs of assessments themselves, the timing and amount of these liabilities is generally based on the

Company's commitment to a formal plan of action, such as an approved remediation plan. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation and reevaluation of the degree of remediation required. The Company adjusts its liabilities as new remediation requirements are defined, as information becomes available permitting reasonable estimates to be made and to reflect new and changing facts. Unasserted claims are not reflected in the Company's environmental remediation liabilities.

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

        In March 2001, the United States District Court for the District of Oregon granted a partial summary judgment to the City on certain liability issues raised in its original claim. The partial summary judgment will likely lead to a damage judgment in some amount on the December 1999 claim. The Company believes it has substantial defenses to damage amounts sought by the City. The Company believes most or all of the remaining November 2000 claim and the March 2002 claim are without merit. There has been no allocation of possible damages between the Company and The Boeing Company. As of April 30, 2002, the Company has accrued $1.5 million in connection with the City of Portland litigation. This reflects a present estimate of its allocable share of any eventual liability, however, the ultimate outcome of this matter cannot presently be determined.

        On April 22, 2002, the Circuit Court of the State of Oregon for Multnomah County entered judgment in the Company's favor for approximately $1.6 million in an action originally brought in 1992 against several insurers to recover various expenses incurred in connection with environmental litigation and related proceedings. The judgment is against two non-settling insurers. Additionally, the judgment requires one of the insurers to defend Cascade in suits alleging liability because of groundwater contamination emanating from its Portland plant and requires the two insurers to pay approximately 4% of any liability imposed against the Company by judgment or settlement on or after March 1, 1997 on account of such contamination. The Company and the insurers have appealed the judgment. The Company has not recorded any amounts that may be recovered from the two insurers in its consolidated financial statements.

Note 6—Recent Accounting Pronouncements

        The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective February 1, 2002. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets, require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment, require reporting units be identified for the purpose of assessing potential future impairments of goodwill, and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

        The Company completed the transitional impairment test for goodwill in the quarter ended April 30, 2002 and determined the impairment test did not impact the Company's earnings and financial position. As a result of the non-amortization provisions of SFAS 142, the Company will no longer record approximately $4.4 million of annual amortization expense relating to goodwill. The following table presents prior year earnings and earnings per share as if the non-amortization provisions of SFAS 142 had been applied in the prior year:

(Amounts in thousands, except per share data)	Three Months Ended April 31, 2001
Net income:
Reported net income from continuing operations	$4,641
Goodwill amortization, net of income taxes of $404	660

Adjusted net income from continuing operations	$5,301

Basic earnings per share from continuing operations:
Reported basic earnings per share	$0.41
Goodwill amortization, net of income taxes	0.05

Adjusted basic earnings per share from continuing operations	$0.46

Diluted earnings per share from continuing operations:
Reported diluted earnings per share	$0.38
Goodwill amortization, net of income taxes	0.05

Adjusted diluted earnings per share from continuing operations	$0.43

        The breakdown of net goodwill by geographic region at April 30 and January 31, 2002 is provided in the table below (amounts in thousands). The change in balances between periods is entirely due to fluctuations in foreign currencies.

	April 30, 2002	January 31, 2002
North America	$48,018	$47,437
Europe	5,785	5,532
Other	3,203	3,208

	$57,006	$56,177

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS 143, the Company will adopt this new accounting standard on February 1, 2003. The Company does not expect the adoption of SFAS 143 to have any material impact on the financial statements.

        In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and broadens the presentation of discontinued operations currently permitted by Accounting Principles Board Opinion No. 30. The Company adopted SFAS 144 in the fiscal year ended January 31, 2002, which required application as of February 1, 2001, the beginning of the fiscal year. The Company's hydraulic cylinder division meets the criteria as a component of an entity in SFAS 144 and is presented in the Company's consolidated financial statements as discontinued operations. Accordingly, all prior periods presented are reclassified to reflect the division as a discontinued operation.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company is required and plans to adopt the provisions of SFAS 145 by February 1, 2003. The Company has not yet assessed the impact of this Statement on its financial statements.

Note 7—Earnings Per Share

        The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended April 30
	2002	2001
Basic earnings per share:
Income from continuing operations available to common shareholders	$4,220	$4,641
Income from discontinued operations, net of income taxes	—	287

Net income available to common shareholders	$4,220	$4,928

Weighted average shares of common stock outstanding	11,292	11,440

Continuing operations	$0.37	$0.41
Discontinued operations	—	0.02

	$0.37	$0.43

Diluted earnings per share:
Income from continuing operations available to common shareholders	$4,220	$4,641
Income from discontinued operations, net of income taxes	—	287

Net income	$4,220	$4,928

Weighted average shares of common stock outstanding	11,292	11,440
Assumed conversion of exchangeable preferred stock	800	800
Dilutive effect of stock options	117	53

Diluted weighted average shares of common stock outstanding	12,209	12,293

Continuing operations	$0.35	$0.38
Discontinued operations	—	0.02

	$0.35	$0.40

        Earnings per share is based on the weighted average number of common shares and potentially dilutive shares outstanding during the period, computed using the treasury stock method. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options, as well as the assumed conversion of exchangeable preferred stock. For the three month periods ended April 30, 2002 and 2001, 276,269 shares and 357,465 shares, respectively, of the Company's stock options were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options could be dilutive in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        All references to fiscal periods are defined as periods ending in the year ended January 31, 2002 (fiscal 2002) and year ended January 31, 2003 (fiscal 2003).

Results of Operations

        Consolidated net sales for the three months ended April 30, 2002 totaled $59.9 million, a decrease of 14.8% compared to net sales of $70.4 million in the three months ended April 30, 2001. Net income for the first quarter of fiscal 2003 was $4.2 million ($.35 per share) or 14.4% lower than net income of $4.9 million ($.40 per share) in the first quarter of fiscal 2002. Net income as a percentage of consolidated net sales was 7.0% in both the first quarter of fiscal 2003 and the first quarter of fiscal 2002.

        Sales to unaffiliated customers in the first quarter of fiscal 2003 in North America decreased 12.8% in comparison with the first quarter of fiscal 2002. Overall lift truck industry shipments in North America for the first quarter of fiscal 2003 are approximately 35% below shipment levels in the comparable period of fiscal 2002. The North American lift truck industry began experiencing significant declines in shipments in the second quarter of fiscal 2002. These declining shipment levels continued through the remainder of the year. Industry shipments in the first quarter of fiscal 2003 have increased modestly from shipments in the fourth quarter of fiscal 2002. While the Company has found that changes in the level of its net sales do not correspond directly to the percentage changes in lift truck industry shipments, the industry statistics do provide a strong indicator of the direction of business activity in the Company's North American markets. Although lift truck industry shipment levels in upcoming quarters are uncertain, the Company believes net sales in North America for the remainder of fiscal 2003 should be comparable to net sales in fiscal 2002.

        The Company's sales to unaffiliated customers in Europe have decreased 22.0% in the first quarter of fiscal 2003 as compared to the comparable quarter in fiscal 2002. The slowdown in the European lift truck industry and weakened economic conditions throughout Europe, in particular Germany and France, have resulted in lower sales levels in the first quarter of fiscal 2003. The Company expects the current sales levels to continue throughout the remainder of fiscal 2003.

        The Company's remaining sales to unaffiliated customers are primarily in Asia and Australia. In the first quarter of fiscal 2003, net sales decreased 10.8% in these markets as compared to the comparable fiscal 2002 period. This decrease is primarily attributable to lower sales in a weakened Japanese economy.

        The Company's gross margin percentage was 35.1% in both the first quarter of fiscal 2003 and 2002. During fiscal 2002 and in the first quarter of fiscal 2003, the Company has continued to take proactive steps to reduce costs and pursue gross margin improvements. This has resulted in gross margins consistent with the Company's historical margins and in line with its expectations. The Company believes that fiscal 2003 gross margins through the remainder of the year will be comparable with gross margins realized in fiscal 2002.

        First quarter results for fiscal 2002 include $1.1 million of expense related to the amortization of goodwill. Due to the implementation of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company no longer amortizes goodwill beginning in the first quarter of fiscal 2003. See "Recent Accounting Pronouncements."

        The Company's selling and administrative expenses decreased in the first quarter of fiscal 2003 to $13.3 million as compared to $14.3 million in fiscal 2002. As a percentage of net sales, selling and administrative expenses were 22.2% in the first quarter of 2003 and 20.3% in the first quarter of fiscal 2002. The 7.0% decrease in selling and administrative expenses in fiscal 2003 is due to the Company's focus on cost controls and staffing reductions, which have occurred over the past year. The Company's overall work force, including administrative staff, has been reduced by 13% in comparison with the prior year.

        Interest expense, net of income, in the first quarter of fiscal 2003 was $1.1 million as compared to $1.6 million in the first quarter of fiscal 2002. The decrease is the result of lower overall debt levels in fiscal 2003 compared to the prior year period.

        The effective tax rates for the first quarters of fiscal 2003 and 2002 were 35.0% and 38.0%, respectively. The decrease in the effective tax rate in fiscal 2003 is primarily due to the adoption of SFAS 142, which discontinued goodwill amortization for financial reporting purposes.

        The Company's net income for the first quarter of fiscal 2003 and 2002 was $4.2 million and $4.9 million, respectively. Net income for the first quarter of fiscal 2002 includes net income of $287,000 related to the Company's cylinder division, which was sold in January 2002 and is presented as a discontinued operation. The 9.1% decrease in income from continuing operations is due to lower sales levels in fiscal 2003.

        Subject to quarterly variations, the Company believes fiscal 2003 financial results from continuing operations should be consistent with fiscal 2002. While the industry has seen a very modest improvement in shipments in the first quarter of fiscal 2003 in comparison with shipments in the last quarter of fiscal 2002, shipments are still considerably below levels from the first quarter of fiscal 2002. The Company believes some uncertainty still exists as to the long-term sustainability of order rates given the current economic conditions in both North America and Europe.

Liquidity and Capital Resources

        During the three months ended April 30, 2002, the Company generated $5.1 million in cash from operating activities as compared to $6.5 million, for the three months ended April 30, 2001. The decrease in cash provided by operations in the first quarter of fiscal 2003 is due primarily to lower levels of net income in comparison with the prior year. Cash and cash equivalents at April 30, 2002 and January 31, 2002, totaled $26.3 million and $25.6 million, respectively.

        At April 30, 2002 the Company held marketable securities totaling $4.5 million. These securities consist of asset-backed notes issued by various state agencies throughout the United States and guaranteed by the United States or state governments. The notes are long-term instruments maturing through 2035, however the interest rates and maturities are reset approximately every month, at which time the Company can sell the notes. Accordingly, the Company has classified the notes as short-term in its consolidated balance sheet. Interest rates on the notes range from 1.95% to 2.03%.

        Total outstanding debt at April 30, 2002 was $79.7 million, which is consistent with the outstanding debt balance at January 31, 2002. The Company's debt to equity ratio improved to .66 to 1 from .70 to 1 at January 31, 2002. Any additional payments to prepay outstanding debt balances in advance of scheduled maturity dates are subject to penalties. The Company is evaluating its options to make additional debt payments and incur the penalties in light of its current cash position.

        As of April 30, 2002, the Company had short-term lines of credit with commercial banks totaling $55.3 million. The Company had no amounts outstanding at April 30, 2002 under these short-term lines of credit. The Company believes its available cash, cashflows from operations and credit facilities are more than sufficient to meet its short-term requirements.

        Capital expenditures for the three months ended April 30, 2002 were $0.7 million compared with $1.0 million during the corresponding period in the prior year. Capital expenditures for new facilities, machinery, equipment and tooling over the preceding five years have totaled approximately $51.8 million. The level of capital expenditures in the past two years has been at a reduced level as a result of management's decision to minimize expenditures in light of the proposed merger in fiscal 2001 and to reduce outstanding debt. Planned capital expenditures for the fiscal year ending January 31, 2003 are not expected to exceed $12 million. The Company plans to use operating cash flows and existing credit facilities to fund current year capital expenditures.

        During the three months ended April 30, 2002, the U.S. dollar weakened against the major currencies included in the Company's consolidated financial statements. As a result, the cumulative translation adjustment increased shareholders' equity by $2.8 million for the three months ended April 30, 2002.

Recent Accounting Pronouncments

        The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets, require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment, require reporting units be identified for the purpose of assessing potential future impairments of goodwill, and remove the forty-year limitation on the amortization period of intangible assets that have finite lives. The Company completed the transitional impairment test for goodwill in the quarter ended April 30, 2002 and determined the impairment test will not impact the Company's earnings and financial position. As a result of the non-amortization provisions of SFAS No. 142, the Company will no longer record approximately $4.4 million of annual amortization expense relating to goodwill.

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS 143, the Company will adopt this new accounting standard on February 1, 2003. The Company does not expect the adoption of SFAS 143 to have any material impact on the financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and broadens the presentation of discontinued operations currently permitted by Accounting Principles Board Opinion No. 30. The Company adopted SFAS 144 in the fiscal year ended January 31, 2002, which required application as of February 1, 2001, the beginning of the fiscal year. The Company's hydraulic cylinder division meets the criteria as a component of an entity in SFAS 144 and is presented in the Company's consolidated financial statements as discontinued operations. Accordingly, all prior periods presented are reclassified to reflect the division as a discontinued operation.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company is required and plans to adopt the provisions of SFAS 145 by February 1, 2003. The Company has not yet assessed the impact of this Statement on its financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rate and interest rate fluctuations. A significant portion of the Company's revenues are denomimated in currencies from international markets outside the United States. As a result, the Company's operating results could become subject to significant fluctuations based upon changes in the exchange rates of the foreign currencies in relation to the United States dollar. The Company does enter into foreign currency forward exchange contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The principal currencies hedged are denominated in Japanese, Canadian, Australian, New Zealand and several European currencies, primarily the Euro and British pound. The Company's foreign currency forward exchange contracts have terms lasting up to three months, but generally less than one month. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. See Note 13 to the consolidated financial statements (Item 8) of the prior-year Form 10-K.

        The Company generally manages its ratio of fixed to variable rate debt with the objective of achieving a mix that management believes is appropriate. Based on the scheduled debt payments during fiscal 2002 and certain payment restrictions on its remaining debt, substantially all of the Company's debt at April 30, 2002 has a fixed interest rate. Any additional payments to prepay scheduled amounts of debt are subject to penalties. At April 30, 2002, the penalties to retire all of the Company's long-term debt were $5.5 million. A hypothetical 1% increase in market interest rates would result in a $2.1 million reduction in the fair market value of the Company's long term outstanding debt at April 30, 2002.

CASCADE CORPORATION

PART II—OTHER INFORMATION

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

        In March 2001, the United States District Court for the District of Oregon granted a partial summary judgment to the City on certain liability issues raised in its original claim. The partial summary judgment will likely lead to a damage judgment in some amount on the December 1999 claim. The Company believes it has substantial defenses to damage amounts sought by the City. The Company believes most or all of the remaining November 2000 claim and the apparent March 2002 claim are without merit. There has been no allocation of possible damages between the Company and The Boeing Company. As of April 30, 2002, the Company has accrued $1.5 million in connection with the City of Portland litigation. This reflects a present estimate of its allocable share of any eventual liability, however, the ultimate outcome of this matter cannot presently be determined.

        On April 22, 2002, the Circuit Court of the State of Oregon for Multnomah County entered judgment in the Company's favor for approximately $1.6 million in an action originally brought in 1992 against several insurers to recover various expenses incurred in connection with environmental litigation and related proceedings. The judgment is against two non-settling insurers. Additionally, the judgment requires one of the insurers to defend Cascade in suits alleging liability because of groundwater contamination emanating from its Portland plant and requires the two insurers to pay approximately 4% of any liability imposed against the Company by judgment or settlement on or after March 1, 1997 on account of such contamination. The Company and the insurers have appealed the judgment. The Company has not recorded any amounts that may be recovered from the two insurers in its consolidated financial statements.

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibit and Reports on Form 8-K

(A)
Exhibits

        None

(B)
Reports on Form 8-K

        None

CASCADE CORPORATION

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

CASCADE CORPORATION
June 6, 2002	/s/ RICHARD S. ANDERSON

Date	Richard S. Anderson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART 1—FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEET (in thousands except share and per share data)
CASCADE CORPORATION CONSOLIDATED STATEMENT OF INCOME (Unaudited—in thousands except per share data)
CASCADE CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited—in thousands)
CASCADE CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited—in thousands)
CASCADE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited—in thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibit and Reports on Form 8-K
SIGNATURES