Form 10-Q
period 2002-07-31
CASCADE CORP
filed 2002-09-06
CIK 18061

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-12557

CASCADE CORPORATION
(Exact name of registrant as specified in its charter)

Oregon	93-0136592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2201 N.E. 201st Ave.	97024-9718
Fairview, Oregon	(Zip Code)
(Address of principal executive office)

Registrant's telephone number, including area code: (503) 669-6300

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of the registrant's common stock as of July 31, 2002 was 11,494,940.

CASCADE CORPORATION
PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET
(In thousands, except share and per share data)

	July 31 2002	January 31 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,127	$25,611
Marketable securities	13,302	—
Accounts receivable, less allowance for doubtful accounts of $1,489 and $1,350	43,317	39,312
Inventories	29,522	30,817
Deferred income taxes	5,964	5,930
Prepaid expenses and other	7,444	4,387

Total current assets	121,676	106,057
Property, plant and equipment, net	63,097	61,412
Goodwill	57,035	56,177
Notes receivable, net	9,373	8,873
Deferred income taxes	10,760	10,797
Other assets	3,836	3,970

Total assets	$265,777	$247,286

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable to banks	$835	$743
Current portion of long-term debt	13,495	13,246
Accounts payable	12,785	10,575
Accrued payroll and payroll taxes	5,703	4,973
Accrued environmental expenses	2,257	2,291
Other accrued expenses	8,750	8,218

Total current liabilities	43,825	40,046
Long-term debt	65,460	65,679
Accrued environmental expenses	9,855	10,203
Deferred income taxes	1,858	1,743
Other liabilities	5,326	4,974

Total liabilities	126,324	122,645
Exchangeable preferred stock and minority interest	8,530	11,374
Shareholders' equity:
Common stock, $.50 par value, 20,000,000 authorized shares; 11,494,940 and 11,291,190 shares issued and outstanding	5,747	5,646
Additional paid-in capital	2,779	—
Retained earnings	144,097	135,418
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustments	(21,700)	(27,797)

Total shareholders' equity	130,923	113,267

Total liabilities and shareholders' equity	$265,777	$247,286

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited—in thousands, except per share data)

	Three Months Ended July 31		Six Months Ended July 31
	2002	2001	2002	2001
Net sales	$64,272	$66,755	$124,214	$137,665
Cost of goods sold	42,473	44,281	81,352	90,490

Gross profit	21,799	22,474	42,862	47,175
Selling and administrative	13,966	13,777	27,270	28,086
Amortization of goodwill	—	1,083	—	2,161

Operating income	7,833	7,614	15,592	16,928
Interest expense, net	1,097	1,327	2,188	2,953
Other (income) expense	(331)	87	(157)	290

Income before taxes from continuing operations	7,067	6,200	13,561	13,685
Provision for income taxes	2,609	2,356	4,882	5,200

Income from continuing operations	4,458	3,844	8,679	8,485
Income from discontinued operations, net of income taxes	—	296	—	583

Net income	$4,458	$4,140	$8,679	$9,068

Basic earnings per share:
Continuing operations	$0.39	$0.34	$0.77	$0.74
Discontinued operations	—	0.02	—	0.05

	$0.39	$0.36	$0.77	$0.79

Diluted earnings per share:
Continuing operations	$0.36	$0.32	$0.71	$0.69
Discontinued operations	—	0.02	—	0.05

	$0.36	$0.34	$0.71	$0.74

Basic weighted average shares outstanding	11,325	11,440	11,309	11,440
Diluted weighted average shares outstanding	12,240	12,243	12,223	12,299

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited—in thousands)

	Six Months Ended July 31
	2002	2001
Cash flows from operating activities:
Net income	$8,679	$9,068
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	—	(583)
Depreciation and amortization	5,063	7,237
Deferred income taxes	119	1,223
Loss on disposition of fixed assets	58	—
Changes in operating assets and liabilities, net of effects of dispositions:
Accounts receivable	(4,005)	(459)
Inventories	1,295	2,038
Prepaid expenses and other	(3,056)	1,942
Accounts payable and accrued expenses	2,559	(7,772)
Other liabilities	881	334

Cash provided by continuing operations	11,593	13,028
Cash provided by discontinued operations	—	1,714

Net cash provided by operating activities	11,593	14,742
Cash flows from investing activities:
Capital expenditures	(3,993)	(3,023)
Purchase of marketable securities	(13,302)	—
Other assets	(10)	488

Cash used in continuing operations	(17,305)	(2,535)
Cash provided by discontinued operations	—	290

Net cash used in investing activities	(17,305)	(2,245)
Cash flows from financing activities:
Payments on long-term debt	219	(10,489)
Notes payable to banks, net	92	1,156
Common stock issued	38	—

Net cash provided by (used) in financing activities	349	(9,333)
Effect of exchange rate changes	1,879	(1,080)

Change in cash and cash equivalents	(3,484)	2,084
Cash and cash equivalents at beginning of year	25,611	12,418

Cash and cash equivalents at end of period	$22,127	$14,502

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$3,055	$3,215
Income taxes	$4,140	$3,341
Noncash financing activities:
Conversion of exchangeable preferred stock to common stock	$2,844	$—

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited—in thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Retained Earnings		Six Months Comprehensive Income
	Shares	Amount
Balance at January 31, 2002	11,291	$5,646	$—	$135,418	$(27,797)
Net income	—	—	—	8,679	—	$8,679
Stock options exercised	4	1	35	—	—	—
Conversion of exchangeable preferred stock to common stock	200	100	2,744	—	—	—
Translation adjustment	—	—	—	—	6,097	6,097

Balance at July 31, 2002	11,495	$5,747	$2,779	$144,097	$(21,700)	$14,776

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited—in thousands)

Note 1—Interim Financial Information

        The accompanying consolidated financial statements of Cascade Corporation (the Company) for the interim periods ended July 31, 2002 and 2001 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect normal recurring accruals necessary for a fair statement of the results of operations for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2002.

Note 2—Segment Information

        The following presents segment information from continuing operations, except identifiable assets.

For the six months ended July 31, 2002	North America	Europe	Other	Eliminations	Consolidation
Sales to unaffliated customers	$78,726	$28,763	$16,725	$—	$124,214
Transfers between areas	11,532	9,988	432	(21,952)	—
Net sales	$90,258	$38,751	$17,157	$(21,952)	$124,214
Net income from continuing operations	$6,824	$150	$1,705	$—	$8,679
Identifiable assets	$165,759	$70,745	$29,273	$—	$265,777
For the six months ended July 31, 2001
Sales to unaffliated customers	$88,144	$32,476	$17,045	$—	$137,665
Transfers between areas	13,049	11,495	308	(24,852)	—
Net sales	$101,193	$43,971	$17,353	$(24,852)	$137,665
Net income from continuing operations	$7,277	$702	$506	$—	$8,485
Identifiable assets	$166,411	$73,904	$30,190	$—	$270,505
For the three months ended July 31, 2002
Sales to unaffliated customers	$39,754	$15,427	$9,091	$—	$64,272
Transfers between areas	5,953	5,324	257	(11,534)	—
Net sales	$45,707	$20,751	$9,348	$(11,534)	$64,272
Net income from continuing operations	$2,975	$282	$1,201	$—	$4,458
Identifiable assets	$165,759	$70,745	$29,273	$—	$265,777
For the three months ended July 31, 2001
Sales to unaffliated customers	$42,568	$15,696	$8,491	$—	$66,755
Transfers between areas	6,495	3,707	82	(10,284)	—
Net sales	$49,063	$19,403	$8,573	$(10,284)	$66,755
Net income from continuing operations	$3,100	$371	$373	$—	$3,844
Identifiable assets	$166,411	$73,904	$30,190	$—	$270,505

Note 3—Marketable Securities

        Marketable securities consist of asset-backed notes issued by various state agencies throughout the United States and guaranteed by the United States or state governments or agencies. The notes are long-term instruments maturing through 2036, however the interest rates and maturities are reset approximately every month, at which time the Company can sell the notes. Accordingly, the Company has classified the notes as short-term in its consolidated balance sheet.

Note 4—Inventories

	July 31, 2002	January 31, 2002
Finished goods and components	$20,354	$21,493
Work in process	770	865
Raw materials	8,398	8,459

	$29,522	$30,817

Note 5—Goodwill

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

(Amounts in thousands, except per share data)	Three Months Ended July 31, 2001	Six Months Ended July 31, 2001
Net income:
Reported from continuing operations	$3,844	$8,485
Goodwill amortization, net of income taxes of $412 and $821	671	1,340

Adjusted net income from continuing operations	$4,515	$9,825

Basic earnings per share from continuing operations:
Reported basic earnings per share	$0.34	$0.74
Goodwill amortization, net of income taxes	0.05	0.12

Adjusted basic earnings per share from continuing operations	$0.39	$0.86

Diluted earnings per share from continuing operations:
Reported diluted earnings per share	$0.32	$0.69
Goodwill amortization, net of income taxes	0.05	0.11

Adjusted diluted earnings per share from continuing operations	$0.37	$0.80

        The breakdown of goodwill by geographic region at July 31 and January 31, 2002 is provided in the table below (amounts in thousands). The change in balances between periods is entirely due to fluctuations in foreign currencies.

	July 31, 2002	January 31, 2002
North America	$47,584	$47,437
Europe	6,259	5,532
Other	3,192	3,208

	$57,035	$56,177

Note 6—Reclassifications

        Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation. Such reclassifications had no impact on results of operations or shareholders' equity.

Note 7—Contingencies

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

        The Company and The Boeing Company are defendants in litigation brought in December 1999 by the City of Portland, Oregon (City), alleging damages arising from the proximity of a City water well field to groundwater contamination in the area of their respective Portland plant sites. The Company and The Boeing Company are remedying the contamination in question, which has never affected the quality of water pumped by the City from the well field. The City's complaint originally alleged damages of approximately $6.4 million. In November 2000, the City raised new theories it asserts would increase its claimed damages against both defendants by an amount currently estimated to be $16 million. In March 2002, the City asserted an additional claim of up to $10.1 million. Subsequent to July 31, 2002, the City of Portland abandoned one claim raised in its suit, which had the effect of reducing the estimated maximum damages sought from the Company and The Boeing Company from $32.5 million to $23.7 million.

        In March 2001, the United States District Court for the District of Oregon granted a partial summary judgment to the City on certain liability issues raised in its original claim. The partial summary judgment will likely lead to a damage judgment in some amount on the December 1999 claim. The Company believes it has substantial defenses to damage amounts sought by the City. The Company believes most or all of the remaining November 2000 claim and the March 2002 claim are without merit. There has been no allocation of possible damages between the Company and The Boeing Company. As of April 30, 2002, the Company has accrued $1.5 million in connection with the City of Portland litigation. This reflects a present estimate of its allocable share of any eventual liability, however, the ultimate outcome of this matter cannot presently be determined. A trial date for the City of Portland litigation has been set for October 21, 2002.

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

Note 8—Recent Accounting Pronouncements

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

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and broadens the presentation of discontinued operations currently permitted by Accounting Principles Board Opinion No. 30. The Company adopted SFAS 144 in the fiscal year ended January 31, 2002, which required application as of February 1, 2001, the beginning of the fiscal year. The Company's hydraulic cylinder division met the criteria as a component of an entity in SFAS 144 and is presented in the Company's consolidated financial statements as discontinued operations. Accordingly, all prior periods presented are reclassified to reflect the division as a discontinued operation.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company is required and plans to adopt the provisions of SFAS 145 by February 1, 2003. The Company does not expect the adoption of SFAS 145 to have any material impact on the financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 modifies the existing financial accounting and reporting for costs associated with exit or disposal activities. The statement is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application permitted. The Company is currently assessing the impact of adopting of SFAS 146 on its financial statements.

Note 9—Earnings Per Share

        The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended July 31		Six Months Ended July 31
	2002	2001	2002	2001
Basic earnings per share:
Income from continuing operations available to common shareholders	$4,458	$3,844	$8,679	$8,485
Income from discontinued operations, net of income taxes	—	296	—	583

Net income available to common shareholders	$4,458	$4,140	$8,679	$9,068

Weighted average shares of common stock outstanding	11,325	11,440	11,309	11,440

Continuing operations	$0.39	$0.34	$0.77	$0.74
Discontinued operations	—	0.02	—	0.05

	$0.39	$0.36	$0.77	$0.79

Diluted earnings per share:
Income from continuing operations available to common shareholders	$4,458	$3,844	$8,679	$8,485
Income from discontinued operations, net of income taxes	—	296	—	583

Net income	$4,458	$4,140	$8,679	$9,068

Weighted average shares of common stock outstanding	11,325	11,440	11,309	11,440
Assumed conversion of exchangeable preferred stock	770	800	784	800
Dilutive effect of stock options	145	3	130	59

Diluted weighted average shares of common stock outstanding	12,240	12,243	12,223	12,299

Continuing operations	$0.36	$0.32	$0.71	$0.69
Discontinued operations	—	0.02	—	0.05

	$0.36	$0.34	$0.71	$0.74

        Earnings per share is based on the weighted average number of common shares and potentially dilutive shares outstanding during the period, computed using the treasury stock method. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options, as well as the assumed conversion of exchangeable preferred stock. For the six month periods ended July 31, 2002 and 2001, 492,269 shares and 401,740 shares, respectively, of the Company's stock options were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options could be dilutive in the future. For the three month periods ended July 31, 2002 and 2001, 328,724 shares and 724,527 shares, respectively, of the Company's stock options were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options could be dilutive in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        All references to fiscal periods are defined as periods ending in the year ended January 31, 2002 (fiscal 2002) and year ending January 31, 2003 (fiscal 2003).

Comparison of the Second Quarter of Fiscal 2003 and 2002

        Consolidated net income increased to $4.5 million ($.36 per share) in the second quarter ended July 31, 2002 from $4.1 million ($.34 per share) in the second quarter ended July 31, 2001. The increase in net income is due primarily to the elimination of goodwill expense from fiscal 2003 results (see Note 5 to Consolidated Financial Statements). Consolidated net sales for the second quarter of fiscal 2003 were $64.3 million in comparison with $66.8 million for the second quarter of fiscal 2002. Net income as a percentage of consolidated net sales was 6.9% in the second quarter of fiscal 2003 as compared to 6.2% in the second quarter of fiscal 2002. Consolidated net income for the first six months of fiscal 2003 totaled $8.7 million in comparison with $9.1 million in the first six months of fiscal 2002.

        The 3.7% decrease in the Company's net sales in the second quarter of fiscal 2003 as compared to fiscal 2002 reflects the continued downturn in the lift truck industry in both North America and Europe.

        Sales to unaffiliated customers in the second quarter of fiscal 2003 in North America decreased 6.6% in comparison with the second quarter of fiscal 2002. Overall lift truck industry shipments in North America for the second quarter of fiscal 2003 were approximately 10% below shipment levels in the comparable period of fiscal 2002. The North American lift truck industry began experiencing significant declines in shipments in the second quarter of fiscal 2002. These declining shipment levels continued through the remainder of the year. Industry shipments in the second quarter of fiscal 2003 have increased modestly from shipments in the first quarter of fiscal 2003. Historically, the Company has found that changes in the level of its net sales do not correspond directly to the percentage changes in lift truck industry shipments, but industry statistics do provide a strong indicator of the direction of business activity in the Company's North American markets.

        The Company's sales to unaffiliated customers in Europe decreased 1.7% in the second quarter of fiscal 2003 as compared to the comparable quarter in fiscal 2002. Excluding the impact of foreign currency changes, European sales to unaffiliated customers decreased 11.5% in the second quarter of fiscal 2003 as compared to the prior year. The continued slowdown in the European lift truck industry and weakened economic conditions throughout Europe, in particular Germany and France, have resulted in the lower sales levels in fiscal 2003.

        The Company's remaining sales to unaffiliated customers are primarily in Asia and Australia. In the second quarter of fiscal 2003, net sales increased 7.1% in these markets as compared to the comparable fiscal 2002 period. This increase is attributable to higher sales levels in China and Australia.

        The Company's gross profit percentage was 33.9% in the second quarter of fiscal 2003, which was slightly higher than the 33.7% gross profit percentage experienced in the second quarter of fiscal 2002. The Company has been able to maintain a strong gross profit percentage despite lower sales levels due to the impact of various steps taken to reduce costs and pursue gross margin improvements.

        Second quarter results for fiscal 2002 include $1.1 million of expense related to the amortization of goodwill. Due to the implementation of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company no longer amortizes goodwill (see Note 5 to Consolidated Financial Statements).

        The Company's selling and administrative expenses increased 1.4% in the second quarter of fiscal 2003 to as compared to the second quarter of fiscal 2002. As a percentage of net sales, selling and administrative expenses were 21.7% in the second quarter of 2003 and 20.6% in the second quarter of fiscal 2002. The current level of selling and administrative expenses reflects the Company's continued focus on cost controls.

        Interest expense, net of interest income, in the second quarter of fiscal 2003 was $1.1 million as compared to $1.3 million in the second quarter of fiscal 2002. The decrease is primarily the result of lower overall debt levels in fiscal 2003 as compared to the prior year period.

        The effective tax rates for the second quarters of fiscal 2003 and 2002 were 37% and 38%, respectively. The decrease in the effective tax rate in fiscal 2003 is primarily due to the adoption of SFAS 142, which discontinued goodwill amortization for financial reporting purposes.

        The Company's net income for the second quarter of fiscal 2003 and 2002 was $4.5 million and $4.1 million, respectively. Net income for the second quarter of fiscal 2002 includes net income of $296,000 related to the Company's cylinder division, which was sold in January 2002 and is presented as a discontinued operation. The 16.0% increase in net income from continuing operations is primarily due to the elimination of goodwill amortization in fiscal 2003. Excluding the impact of goodwill amortization from net income in the second quarter of fiscal 2002, net income for the second quarter of fiscal 2003 would have been 1.3% lower than net income from continuing operations in the second quarter of fiscal 2002 (see Note 5 to Consolidated Financial Statements).

Comparison of the First Six Months of Fiscal 2003 and 2002

        Consolidated net income was $8.7 million ($.71 per share) for the six months ended July 31, 2002, as compared to $9.1 million ($.74 per share) for the six months ended July 31, 2001. Consolidated net sales for the first six months of fiscal 2003 were $124.2 million as compared to $137.7 million for the first six months of fiscal 2002. Net income as a percentage of consolidated net sales was 7.0% for the first six months of fiscal 2003 as compared to 6.6% for the first six months of fiscal 2002.

        The 9.8% decrease in the Company's net sales in fiscal 2003 as compared to fiscal 2002 reflects the continued downturn in the lift truck industry in both North America and Europe. The Company's sales levels have increased modestly throughout the first six months of fiscal 2003 but still remain below prior year levels.

        Sales to unaffiliated customers for the first six months of fiscal 2003 in North America decreased 10.7% in comparison with the first six months of fiscal 2002. Overall lift truck industry shipments in North America for the first six months of fiscal 2003 are approximately 20% below shipment levels in the comparable period of fiscal 2002.

        Sales to unaffiliated customers in Europe decreased 11.4% for the first six months of fiscal 2003 as compared to the comparable period in fiscal 2002. Excluding the impact of foreign currency changes, European sales to unaffiliated customers decreased 16.0% for the first six months of fiscal 2003 as compared to the comparable period in fiscal 2002. The decrease is due to the continued slowdown in the European lift truck industry.

        The remaining sales to unaffiliated customers in Asia and Australia decreased 1.9% for the first six months of fiscal 2003 as compared to the comparable fiscal 2002 period. The decline was heavily effected by first quarter fiscal 2003 sales levels, which were lower than the comparable prior year quarter by 10.8% due to weakness in the Japanese market. This was partially offset by improving sales levels in the second quarter of fiscal 2003 over the comparable prior year period.

        Gross profit percentage was 34.5% for the first six months of fiscal 2003, which is slightly higher than the 34.3% gross profit percentage experienced in the first six months of fiscal 2002. The Company has been able to maintain a consistent gross profit percentage despite lower sales levels due to the impact of various steps taken to reduce costs and pursue gross margin improvements.

        Results for the first six months of fiscal 2002 include $2.2 million of expense related to the amortization of goodwill. Due to the implementation of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company no longer amortizes goodwill (see Note 5 to Consolidated Financial Statements).

        The Company's selling and administrative expenses decreased 2.9% for the first six months of fiscal 2003 as compared to the first six months of fiscal 2002. As a percentage of net sales, selling and administrative expenses were 22.0% for the first six months of 2003 and 20.4% for the first six months of fiscal 2002. The decrease in selling and administrative expenses is due to reduced spending in light of the current industry downturn.

        Interest expense, net of interest income, for the first six months of fiscal 2003 was $2.2 million as compared to $3.0 million for the first six months of fiscal 2002. The decrease is the result of lower overall debt levels in fiscal 2003 as compared to the prior year period.

        The effective tax rates for the first six months of fiscal 2003 and 2002 were 36% and 38%, respectively. The decrease in the effective tax rate in fiscal 2003 is primarily due to the adoption of SFAS 142, which discontinued goodwill amortization for financial reporting purposes.

        The Company's net income for the first six months of fiscal 2003 and 2002 was $8.7 million and $9.1 million, respectively. Net income for the first six months of fiscal 2002 includes net income of $583,000 related to the Company's cylinder division, which was sold in January 2002 and is presented as a discontinued operation.

Fiscal 2003 Outlook

        While the industry continues to see modest improvement in North American shipments in the second quarter of fiscal 2003 in comparison with shipments in the first quarter of fiscal 2003, shipments are still considerably below levels from the prior year. The Company believes uncertainty still exists as to the recovery in the European lift truck market, given the depressed economies in several of the major markets such as France and Germany. While market conditions remain difficult, the Company presently expects the sales levels for the last six months of fiscal 2003 to be consistent with the second half of fiscal 2002. The Company believes that fiscal 2003 gross margins through the remainder of the year will be comparable to the gross margins experienced in the first six months of fiscal 2003.

Liquidity and Capital Resources

        During the six months ended July 31, 2002, the Company generated $11.6 million in cash provided by continuing operations as compared to $13.7 million, for the six months ended July 31, 2001. The decrease in cash provided by continuing operations in the first six months of fiscal 2003 is due primarily to lower levels of net income in fiscal 2003, an increase in accounts receivable and prepaid expense and other assets, primarily short term-notes receivable, which was partially offset by an increase in accounts payable and accrued expenses. Cash and cash equivalents at July 31, 2002 and January 31, 2002, totaled $22.1 million and $25.6 million, respectively.

        At July 31, 2002, the Company held marketable securities totaling $13.3 million. These securities consist of asset-backed notes issued by various state agencies throughout the United States and guaranteed by the United States or state governments and agencies. The notes are long-term instruments maturing through 2036; however, the interest rates and maturities are reset approximately every month, at which time the Company can sell the notes. Accordingly, the Company has classified the notes as short-term in its consolidated balance sheet. Interest rates on the notes range from 1.8% to 1.9%.

        Total outstanding debt at July 31, 2002 was $79.8 million, which is consistent with the outstanding debt balance at January 31, 2002. The Company's debt to equity ratio at July 31, 2002 improved to .61 to 1 from .70 to 1 at January 31, 2002. Any additional payments to prepay outstanding debt balances in advance of scheduled maturity dates are subject to penalties. The Company is evaluating whether to make additional debt payments and incur the penalties in light of its current cash position.

        As of July 31, 2002, the Company had short-term lines of credit with commercial banks totaling $47.2 million. The Company had $835,000 outstanding at July 31, 2002 under these short-term lines of credit. The Company believes its available cash, cash flows from operations and credit facilities are more than sufficient to meet its short-term requirements.

        In July 2002, the holder of the Company's exchangeable preferred stock converted 200,000 shares of exchangeable preferred stock into 200,000 shares of common stock. This noncash transaction resulted in a reclassification of $2.8 million from exchangeable preferred stock into common stock and additional paid-in capital and had no effect on earnings per share.

        Capital expenditures for the six months ended July 31, 2002 were $4.0 million compared with $3.0 million during the corresponding period in the prior year. Capital expenditures for new facilities, machinery, equipment and tooling over the preceding five years have totaled approximately $51.8 million. The level of capital expenditures in the past two years has been at a reduced level as a result of management's decision to minimize expenditures in light of the current market downturn and to reduce outstanding debt. Planned capital expenditures for the fiscal year ending January 31, 2003 are not expected to exceed $10 million. The Company plans to use cash flows from operations and existing credit facilities to fund current year capital expenditures.

        During the six months ended July 31, 2002, the U.S. dollar weakened against the major currencies included in the Company's consolidated financial statements. As a result, the cumulative translation adjustment increased shareholders' equity by $6.1 million for the six months ended July 31, 2002.

Recent Accounting Pronouncments

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company is required and plans to adopt the provisions of SFAS 145 by February 1, 2003. The Company does not expect the adoption of SFAS 145 to have any material impact on the financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 modifies the existing financial accounting and reporting for costs associated with exit or disposal activities. The statement is effective for exit or disposal activities that are initiated after January 31, 2003, with earlier application permitted. The Company is currently assessing the impact of adopting of SFAS 146 on its financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rate and interest rate fluctuations. A significant portion of the Company's revenues are denominated in currencies from international markets outside the United States. As a result, the Company's operating results could become subject to significant fluctuations based upon changes in the exchange rates of the foreign currencies in relation to the United States dollar. The Company does enter into foreign currency forward exchange contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The principal currencies hedged are denominated in Japanese, Canadian, Australian, New Zealand and several European currencies, primarily the Euro and British pound. The Company's foreign currency forward exchange contracts have terms lasting up to three months, but generally less than one month. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. See Note 13 to the consolidated financial statements (Item 8) of the prior-year Form 10-K.

        Based on the scheduled debt payments during fiscal 2002 and certain payment restrictions on its remaining debt, substantially all of the Company's debt at July 31, 2002 has a fixed interest rate. Any additional payments to prepay scheduled amounts of debt are subject to penalties. At July 31, 2002, the penalties to retire all of the Company's long-term debt were $8 million. A hypothetical 1% increase in market interest rates would result in a $2.1 million reduction in the fair market value of the Company's long term outstanding debt at July 31, 2002.

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

        The Company and The Boeing Company are defendants in litigation brought in December 1999 by the City of Portland, Oregon (City), alleging damages arising from the proximity of a City water well field to groundwater contamination in the area of their respective Portland plant sites. The Company and The Boeing Company are remedying the contamination in question, which has never affected the quality of water pumped by the City from the well field. The City's complaint originally alleged damages of approximately $6.4 million. In November 2000, the City raised new theories it asserts would increase its claimed damages against both defendants by an amount currently estimated to be $16 million. In March 2002, the City asserted an additional claim of up to $10.1 million. Subsequent to July 31, 2002, the City of Portland abandoned one claim raised in its suit, which had the effect of reducing the estimated maximum damages sought from the Company and The Boeing Company from $32.5 million to $23.7 million.

        In March 2001, the United States District Court for the District of Oregon granted a partial summary judgment to the City on certain liability issues raised in its original claim. The partial summary judgment will likely lead to a damage judgment in some amount on the December 1999 claim. The Company believes it has substantial defenses to damage amounts sought by the City. The Company believes most or all of the remaining November 2000 claim and the apparent March 2002 claim are without merit. There has been no allocation of possible damages between the Company and The Boeing Company. As of April 30, 2002, the Company has accrued $1.5 million in connection with the City of Portland litigation. This reflects a present estimate of its allocable share of any eventual liability, however, the ultimate outcome of this matter cannot presently be determined. A trial date for the City of Portland litigation has been set for October 21, 2002.

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

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Shareholders of the Company, held May 23, 2002, the following matters were submitted to a vote of common shareholders:

        Election of directors:

Nominee	Votes For	Votes Withheld
Robert C. Warren, Jr.	7,242,891	2,757,741
Henry W. Wessinger II	8,461,068	1,539,564
Jack B. Schwartz	8,460,924	1,539,708

        Amendment to the 1995 Senior Managers' Incentive Stock Option Plan:

Votes For	Votes Against	Abstain
5,815,651	2,075,361	25,361

Item 5. Other Information

(A)
On August 22, 2002, the Board of Directors elected Duane C. McDougall, who was Chief Executive Officer of Willamette Industries, Inc. until February 2002, to serve on the board. He was named to the Audit Committee.

(B)
Nancy A. Wilgenbusch has succeeded Ernest C. Mercier as Audit Committee chair. Mr. Mercier, now deceased, resigned as a director following the Audit Committee's June 6, 2002 meeting.

Item 6. Exhibit and Reports on Form 8-K

(A)
Exhibits

99.1	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

CASCADE CORPORATION
September 6, 2002	/s/ RICHARD S. ANDERSON Richard S. Anderson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Certification by Chief Executive Officer

I, Robert C. Warren, Jr., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Cascade Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 6, 2002

/s/ ROBERT C. WARREN, JR. Robert C. Warren, Jr. Chief Executive Officer

Certification by Chief Financial Officer

I, Richard S. Anderson, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Cascade Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 6, 2002

/s/ RICHARD S. ANDERSON Richard S. Anderson Chief Financial Officer

QuickLinks

CASCADE CORPORATION PART 1—FINANCIAL INFORMATION
  Item 1. Financial Statements
CASCADE CORPORATION CONSOLIDATED BALANCE SHEET (In thousands, except share and per share data)
CASCADE CORPORATION CONSOLIDATED STATEMENT OF INCOME (Unaudited—in thousands, except per share data)
CASCADE CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited—in thousands)
CASCADE CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited—in thousands)
CASCADE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited—in thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
CASCADE CORPORATION PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibit and Reports on Form 8-K
CASCADE CORPORATION SIGNATURES
Certification by Chief Executive Officer
Certification by Chief Financial Officer