Form 10-Q
period 2002-10-31
CASCADE CORP
filed 2002-12-06
CIK 18061

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        The number of shares outstanding of the registrant's common stock as of October 31, 2002 was 11,398,300.

CASCADE CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share data)

	October 31 2002	January 31 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,007	$25,611
Marketable securities	10,200	—
Accounts receivable, less allowance for doubtful accounts of $1,563 and $1,350	46,383	39,312
Inventories	28,802	30,817
Deferred income taxes	6,687	5,930
Prepaid expenses and other	3,582	4,387

Total current assets	128,661	106,057
Property, plant and equipment, net	62,349	61,412
Goodwill	57,873	56,177
Notes receivable, net	9,376	8,873
Deferred income taxes	10,779	10,797
Other assets	2,949	3,970

Total assets	$271,987	$247,286

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable to banks	$816	$743
Current portion of long-term debt	12,658	13,246
Accounts payable	13,102	10,575
Accrued payroll and payroll taxes	5,944	4,973
Accrued environmental expenses	4,148	2,291
Other accrued expenses	11,823	8,218

Total current liabilities	48,491	40,046
Long-term debt	62,627	65,679
Accrued environmental expenses	9,855	10,203
Deferred income taxes	1,915	1,743
Other liabilities	5,321	4,974

Total liabilities	128,209	122,645

Exchangeable preferred stock and minority interest	8,530	11,374

Shareholders' equity:
Common stock, $.50 par value, 20,000,000 authorized shares; 11,398,300 and 11,291,190 shares issued and outstanding	5,699	5,646
Additional paid-in capital	1,468	—
Retained earnings	148,515	135,418
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustments	(20,434)	(27,797)

Total shareholders' equity	135,248	113,267

Total liabilities and shareholders' equity	$271,987	$247,286

The accompanying notes are an integral part of this statement.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(unaudited—in thousands, except per share data)

	Three Months Ended October 31		Nine Months Ended October 31
	2002	2001	2002	2001
Net sales	$70,241	$62,140	$194,455	$199,804
Cost of goods sold	45,298	41,232	126,650	131,722

Gross profit	24,943	20,908	67,805	68,082
Selling and administrative	14,411	12,786	41,679	40,872
Environmental expenses	2,100	—	2,100	—
Amortization of goodwill	—	1,067	—	3,228

Operating income	8,432	7,055	24,026	23,982
Interest expense, net	1,238	1,273	3,426	4,226
Other (income) expense	291	(225)	136	64

Income before taxes from continuing operations	6,903	6,007	20,464	19,692
Provision for income taxes	2,485	2,279	7,367	7,479

Income from continuing operations	4,418	3,728	13,097	12,213
Income (loss) from discontinued operations, net of Income taxes	—	(107)	—	476

Net income	$4,418	$3,621	$13,097	$12,689

Basic earnings per share:
Continuing operations	$0.39	$0.33	$1.15	$1.08
Discontinued operations	—	(0.01)	—	0.04

	$0.39	$0.32	$1.15	$1.12

Diluted earnings per share:
Continuing operations	$0.36	$0.31	$1.07	$1.00
Discontinued operations	—	(0.01)	—	0.04

	$0.36	$0.30	$1.07	$1.04

Basic weighted average shares outstanding	11,470	11,313	11,363	11,313
Diluted weighted average shares outstanding	12,202	12,129	12,216	12,161

The accompanying notes are an integral part of this statement.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited—in thousands)

	Nine Months Ended October 31
	2002	2001
Cash flows from operating activities:
Net income	$13,097	$12,689
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	—	(476)
Depreciation and amortization	7,693	10,904
Deferred income taxes	(567)	1,832
Gain on disposition of assets	(77)	—
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(7,071)	4,069
Inventories	2,015	3,137
Prepaid expenses and other	294	297
Accounts payable and accrued expenses	3,498	(8,925)
Accrued environmental expenses	1,509	—
Other liabilities	3,952	2,494

Cash provided by continuing operations	24,343	26,021
Cash provided by discontinued operations	—	1,435

Net cash provided by operating activities	24,343	27,456

Cash flows from investing activities:
Capital expenditures	(5,680)	(5,519)
Proceeds from sale of assets	192	396
Additions to notes receivable	(2,102)	—
Proceeds from notes receivable	2,286	—
Purchase of marketable securities	(10,200)	—
Other assets	77	704

Cash used in continuing operations	(15,427)	(4,419)
Cash provided by discontinued operations	—	551

Net cash used in investing activities	(15,427)	(3,868)

Cash flows from financing activities:
Payments on long-term debt	(2,810)	(10,822)
Notes payable to banks, net	73	(2,975)
Common stock repurchased and retired	(1,396)	(1,158)
Stock options exercised	73	—

Net cash used in financing activities	(4,060)	(14,955)

Effect of exchange rate changes	2,540	(1,578)

Change in cash and cash equivalents	7,396	7,055
Cash and cash equivalents at beginning of year	25,611	12,418

Cash and cash equivalents at end of period	$33,007	$19,473

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$4,528	$4,291
Income taxes	$7,008	$5,161
Supplemental disclosure of noncash financing activities:
Conversion of exchangeable preferred stock to common stock	$2,844	$—
Termination of lease receivable and related liability	$1,080	$—

The accompanying notes are an integral part of this statement.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited—in thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Retained Earnings		Nine Months Comprehensive Income
	Shares	Amount
Balance at January 31, 2002	11,291	$5,646	$—	$135,418	$(27,797)
Net income	—	—	—	13,097	—	$13,097
Stock options exercised	7	3	70	—	—	—
Exchangeable convertible preferred stock converted to common shares	200	100	2,744	—	—	—
Common stock repurchased	(100)	(50)	(1,346)	—	—	—
Translation adjustment	—	—	—	—	7,363	7,363

Balance at October 31, 2002	11,398	$5,699	$1,468	$148,515	$(20,434)	$20,460

The accompanying notes are an integral part of this statement.

CASCADE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited—in thousands)

Note 1—Interim Financial Information

        The accompanying consolidated financial statements of Cascade Corporation (the Company) for the interim periods ended October 31, 2002 and 2001 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the results of operations for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2002.

Note 2—Segment Information

        The following presents segment information from continuing operations, except identifiable assets.

For the nine months ended October 31, 2002	North America	Europe	Other	Eliminations	Consolidation
Sales to unaffliated customers	$123,170	$44,880	$26,405	$—	$194,455
Transfers between areas	9,575	678	66	(10,319)	—

Net sales	$132,745	$45,558	$26,471	$(10,319)	$194,455
Net income (loss) from continuing operations	$10,244	$(68)	$2,921	$—	$13,097
Identifiable assets	$172,243	$70,310	$29,434	$—	$271,987
For the nine months ended October 31, 2001
Sales to unaffliated customers	$128,271	$46,137	$25,396	$—	$199,804
Transfers between areas	11,200	531	88	(11,819)	—

Net sales	$139,471	$46,668	$25,484	$(11,819)	$199,804
Net income from continuing operations	$10,381	$890	$942	$—	$12,213
Identifiable assets	$165,696	$70,874	$29,244	$—	$265,814
For the three months ended October 31, 2002	North America	Europe	Other	Eliminations	Consolidation
Sales to unaffliated customers	$44,445	$16,117	$9,679	$—	$70,241
Transfers between areas	3,298	304	35	(3,637)	—

Net sales	$47,743	$16,421	$9,714	$(3,637)	$70,241
Net income (loss) from continuing operations	$3,418	$(217)	$1,217	$—	$4,418

For the three months ended October 31, 2001
Sales to unaffliated customers	$40,128	$13,661	$8,351	$—	$62,140
Transfers between areas	3,443	283	6	(3,732)	—

Net sales	$43,571	$13,944	$8,357	$(3,732)	$62,140
Net income from continuing operations	$3,104	$188	$436	$—	$3,728

Note 3—Marketable Securities

        Marketable securities consist of asset-backed notes issued by various state agencies throughout the United States and guaranteed by the United States or state governments or agencies. The notes are long-term instruments maturing through 2036, however the interest rates and maturities are reset approximately every month. Accordingly, the Company has classified the notes as current assets in its consolidated balance sheet and considers these assets available for sale.

Note 4—Inventories

	October 31, 2002	January 31, 2002
Finished goods and components	$18,572	$21,493
Work in process	985	865
Raw materials	9,245	8,459

	$28,802	$30,817

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

(Amounts in thousands, except per share data)	Three Months Ended October 31, 2001	Nine Months Ended October 31, 2001
Net income:
Reported from continuing operations	$3,728	$12,213
Goodwill amortization, net of income taxes of $406 and $1,227	661	2,001

Adjusted net income from continuing operations	$4,389	$14,214

Basic earnings per share from continuing operations:
Reported basic earnings per share	$0.33	$1.08
Goodwill amortization, net of income taxes	0.06	0.18

Adjusted basic earnings per share from continuing operations	$0.39	$1.26

Diluted earnings per share from continuing operations:
Reported diluted earnings per share	$0.31	$1.00
Goodwill amortization, net of income taxes	0.05	0.17

Adjusted diluted earnings per share from continuing operations	$0.36	$1.17

        The breakdown of goodwill by geographic region at October 31 and January 31, 2002 is provided in the table below (amounts in thousands). The change in balances between periods is entirely due to fluctuations in foreign currencies.

Breakdown of goodwill by geographic region:	October 31, 2002	January 31, 2002
North America	$48,341	$47,437
Europe	6,331	5,532
Other	3,201	3,208

	$57,873	$56,177

Note 6—Reclassifications

        Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation. Such reclassifications had no impact on results of operations or shareholders' equity.

Note 7—Contingencies

        The Company is subject to environmental laws and regulations, which include obligations to remove or mitigate environmental effects of past disposal and release of certain wastes and substances at various sites. The Company records liabilities for affected sites when environmental assessments indicate probable cleanup will be required and the costs can be reasonably estimated. Other than for costs of assessments themselves, the timing and amount of these liabilities is generally based on the Company's commitment to a formal plan of action, such as an approved remediation plan. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation and reevaluation of the degree of remediation required. The Company adjusts its liabilities as new remediation requirements are defined, as information becomes available permitting reasonable estimates to be made and to reflect new and changing facts. At October 31, 2002, the Company has recorded accrued environmental expenses totaling $14.0 million, including $3.6 million related to the City of Portland settlement described in the following paragraph. Unasserted claims are not reflected in the Company's environmental remediation liabilities.

        On November 6, 2002, the Company and The Boeing Company entered into a settlement agreement with the City of Portland, Oregon (City) resolving litigation brought by the City in 1999 alleging damages arising from the proximity of groundwater contamination in the area of their respective Portland plants to a City water well field. The defendants agreed to pay the City $6.2 million, of which the Company's share is $3.6 million. The Company accrued a $1.5 million charge related to the litigation during the year ended January 31, 2002, and has recorded a charge of approximately $2.1 million for the quarter ended October 31, 2002, related to the settlement. The Company paid the $3.6 million settlement in November 2002.

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

Note 9—Earnings Per Share

        The following table presents the calculation of basic and diluted earnings per share (unaudited—in thousands, except per share amounts):

	Three Months Ended October 31		Nine Months Ended October 31
	2002	2001	2002	2001
Basic earnings per share:
Income from continuing operations available to common shareholders	$4,418	$3,728	$13,097	$12,213
Income (loss) from discontinued operations, net of income taxes	—	(107)	—	476

Net income available to common shareholders	$4,418	$3,621	$13,097	$12,689

Weighted average shares of common stock outstanding	11,470	11,313	11,363	11,313

Continuing operations	$0.39	$0.33	$1.15	$1.08
Discontinued operations	—	(0.01)	—	0.04

	$0.39	$0.32	$1.15	$1.12

Diluted earnings per share:
Income from continuing operations available to common shareholders	$4,418	$3,728	$13,097	$12,213
Income (loss) from discontinued operations, net of income taxes	—	(107)	—	476

Net income available to common shareholders	$4,418	$3,621	$13,097	$12,689

Weighted average shares of common stock outstanding	11,470	11,313	11,363	11,313
Assumed conversion of exchangeable preferred stock	600	800	722	800
Dilutive effect of stock options	132	16	131	48

Diluted weighted average shares of common stock outstanding	12,202	12,129	12,216	12,161

Continuing operations	$0.36	$0.31	$1.07	$1.00
Discontinued operations	—	(0.01)	—	0.04

	$0.36	$0.30	$1.07	$1.04

        Earnings per share is based on the weighted average number of common shares and potentially dilutive shares outstanding during the period, computed using the treasury stock method. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options, as well as the assumed conversion of exchangeable preferred stock. For the nine month periods ended October 31, 2002 and 2001, 492,269 shares and 289,787 shares, respectively, of the Company's stock options were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options could be dilutive in the future. For the three month periods ended October 31, 2002 and 2001, 492,269 shares and 399,024 shares, respectively, of the Company's stock options were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options could be dilutive in the future.

Note 10—Subsequent Event

        On November 21, 2002 the Company's Board of Directors reinstated and declared a quarterly dividend of $.10 per share. The dividend will be paid on December 17, 2002 to shareholders of record on December 3, 2002.

        The Board also extended the prior authorization to repurchase up to 600,000 shares of common stock for twelve months as market conditions warrant. The Company has purchased and retired 249,000 shares to date under the authorization.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        All references to fiscal periods are defined as periods ending in the year ending January 31, 2002 (fiscal 2002) and year ending January 31, 2003 (fiscal 2003).

Comparison of Third Quarter of Fiscal 2003 and 2002

        Consolidated net income increased to $4.4 million ($.36 per share) in the third quarter ended October 31, 2002 from $3.6 million ($.30 per share) in the third quarter ended October 31, 2001. Consolidated net sales for the third quarter of fiscal 2003 were $70.2 million in comparison with $62.1 million for the third quarter of fiscal 2002. Net income as a percentage of consolidated net sales was 6.3% in the third quarter of fiscal 2003 as compared to 5.8% in the third quarter of fiscal 2002.

        The 13% increase in the Company's net sales for the third quarter of fiscal 2003 as compared to fiscal 2002 reflects primarily the continued recovery of the lift truck industry in North America from the industry downturn experienced in late fiscal 2002 and early fiscal 2003.

        Sales to unaffiliated customers in the third quarter of fiscal 2003 in North America increased 10.8% and 11.8% in comparison with the third quarter of fiscal 2002 and the second quarter of fiscal 2003, respectively. Overall lift truck industry shipments in North America for the third quarter of fiscal 2003 are approximately 15% above shipment levels in the comparable period of fiscal 2002. The North American lift truck industry began to experience a significant decline in shipments in the third quarter of fiscal 2002, which continued through the remainder of the year. Industry shipments in fiscal 2003 through the end of the third quarter have increased steadily. The Company's sales increase in North America reflects these market improvements. Historically the Company has found that changes in the level of its net sales do not correspond directly to the percentage changes in lift truck industry shipments, but industry statistics do provide a strong indicator of the direction of business activity in the Company's North American markets.

        The Company's sales to unaffiliated customers in Europe increased 18.0% and 4.5% in the third quarter of fiscal 2003 as compared to the comparable quarter in fiscal 2002 and the second quarter of fiscal 2003, respectively. Excluding the impact of foreign currency changes, European sales to unaffiliated customers increased 9.3% in the third quarter of fiscal 2003 as compared to the prior year. The Company's increased sales levels in comparison with the prior year are primarily the result of increased OEM order rates. Weakened economic conditions throughout Europe, in particular Germany and France, in fiscal 2003 have resulted in inconsistent lift truck market activity through October 31, 2002.

        The Company's remaining sales to unaffiliated customers are primarily in Asia and Australia. In the third quarter of fiscal 2003, net sales increased 15.9% and 6.5% in these markets as compared to the comparable fiscal 2002 period and the second quarter of fiscal 2003, respectively. This increase is primarily attributable to higher sales levels in China.

        The Company's gross profit percentage was 35.5% in the third quarter of fiscal 2003, which was higher than the 33.6% gross profit percentage experienced in the third quarter of fiscal 2002. The increase in the gross margin percentage is due to the above mentioned increase in net sales and the impact of various steps taken to reduce costs and implement manufacturing improvements.

        The Company's selling and administrative expenses increased 12.7% in the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002. As a percentage of net sales, selling and administrative expenses were 20.5% in the third quarter of 2003 and 20.6% in the third quarter of fiscal 2002. During fiscal 2002 the Company took aggressive steps to reduce costs in response to the downturn in order activity in the worldwide lift truck market. These steps included wage freezes, significant reductions in incentive payments and cost controls to minimize spending levels. With steadily increasing sales levels through the third quarter of fiscal 2003, the Company lifted certain of the limitations in place in the prior year.

        During the third quarter of fiscal 2003 the Company entered into a settlement agreement with the City of Portland. See Note 7 to the Consolidated Financial Statements. The $3.6 settlement, net of a $1.5 million charge recorded in the fourth quarter of fiscal 2002, resulted in a $2.1 million charge in the current quarter.

        Third quarter results for fiscal 2002 include $1.1 million of expense related to the amortization of goodwill. Due to the implementation of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company no longer amortizes goodwill. See Note 5 to Consolidated Financial Statements.

        Interest expense for the third quarter of fiscal 2003 and 2002 was $1.6 million. Excluding early payment penalties, interest expense in the third quarter of fiscal 2003 was $1.4 million. The decrease is the result of lower overall debt levels in the third quarter of fiscal 2003 as compared to the prior year period. Interest income has increased from $331,000 for the third quarter of fiscal 2002 to $364,000 for the third quarter of fiscal 2003.

        The effective tax rates for the third quarters of fiscal 2003 and 2002 were 36% and 38%, respectively. The decrease in the effective tax rate in fiscal 2003 is primarily due to the adoption of SFAS 142, which discontinued goodwill amortization for financial reporting purposes.

        The Company's net income for the third quarter of fiscal 2003 and 2002 was $4.4 million and $3.6 million, respectively. Excluding the impact of goodwill amortization and the discontinued operation, net income from continuing operations in the third quarter of fiscal 2002 was $4.4 million. Excluding the litigation settlement with the City of Portland in the third quarter of fiscal 2003, net income from continuing operations increased 32% from the prior year to $5.8 million.

        The Company incurred a net loss in its European operations for the third quarter of fiscal 2003. These results are due to increasing price competition from overcapacity in the market and weakened economic conditions in several of the major markets, primarily France and Germany. These conditions are expected to continue into fiscal 2004. The Company's operations in China and Australia have posted higher levels of net income in the third quarter of fiscal 2003 as compared to the prior year period. Operations in China have continued to grow in a manner consistent with the general economy in China. Net income in Australia is higher in fiscal 2003 as a result of restructuring activities completed by the Company in prior years.

Comparison of the First Nine Months of Fiscal 2003 and 2002

        Consolidated net income was $13.1 million ($1.07 per share) for the nine months ended October 31, 2002, as compared to $12.7 million ($1.04 per share) for the nine months ended October 31, 2001. Consolidated net sales for the first nine months of fiscal 2003 were $194.5 million as compared to $199.8 million for the first nine months of fiscal 2002. Net income as a percentage of consolidated net sales was 6.7% for the first nine months of fiscal 2003 as compared to 6.4% for the first nine months of fiscal 2002.

        The 2.7% decrease in the Company's net sales in fiscal 2003 as compared to fiscal 2002 reflects the downturn in the lift truck industry in both North America and Europe. The Company's sales levels have increased each quarter of fiscal 2003 but still remain below prior year levels for the first three quarters.

        Sales to unaffiliated customers for the first nine months of fiscal 2003 in North America decreased 4.0% in comparison with the first nine months of fiscal 2002. Overall lift truck industry shipments in

North America for the first nine months of fiscal 2003 are approximately 16% below shipment levels in the comparable period of fiscal 2002.

        Sales to unaffiliated customers in Europe decreased 2.7% for the first nine months of fiscal 2003 as compared to the comparable period in fiscal 2002. Excluding the impact of foreign currency changes, European sales to unaffiliated customers decreased 5.8% for the first nine months of fiscal 2003 as compared to the comparable period in fiscal 2002. The decrease is due to the continued slowdown in the European lift truck industry in the current year.

        The remaining sales to unaffiliated customers in Asia and Australia increased 4.0% for the first nine months of fiscal 2003 as compared to the comparable fiscal 2002 period. The increase is due primarily to higher sales levels in China.

        Gross profit percentage was 34.9% for the first nine months of fiscal 2003, which is slightly higher than the 34.1% gross profit percentage experienced in the first nine months of fiscal 2002. The increase is due to various cost controls and manufacturing improvements.

        Results for the first nine months of fiscal 2002 include $3.2 million of expense related to the amortization of goodwill. Due to the implementation of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company no longer amortizes goodwill. See Note 5 to Consolidated Financial Statements.

        The Company's selling and administrative expenses increased 2.0% for the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002. As a percentage of net sales, selling and administrative expenses were 21.4% for the first nine months of 2003 and 20.5% for the first nine months of fiscal 2002. The increase is due to higher levels of incentive pay in the current year. The Company significantly reduced incentive payments in fiscal 2002 due to lower than expected net income.

        Interest expense for the first nine months of fiscal 2003 was $4.5 million as compared to $5.1 million for the first nine months of fiscal 2002. The decrease is the result of lower overall debt levels in fiscal 2003 as compared to the prior year period. Interest income has also increased to $1.1 million in the first nine months of fiscal 2003 from $863,000 in the first nine months of fiscal 2002.

        The effective tax rates for the first nine months of fiscal 2003 and 2002 were 36% and 38%, respectively. The decrease in the effective tax rate in fiscal 2003 is primarily due to the adoption of SFAS 142, which discontinued goodwill amortization for financial reporting purposes.

        The Company's net income for the first nine months of fiscal 2003 and 2002 was $13.1 million and $12.7 million, respectively. Net income for the first nine months of fiscal 2002 includes net income of $476,000 related to the Company's cylinder division, which was sold in January 2002 and is presented as a discontinued operation. Excluding the effect of goodwill amortization and the discontinued operation from fiscal 2002 results and the City of Portland settlement from fiscal 2003 results, net income from continuing operations in the current year has increased 1.6%.

        European operations have performed at a breakeven level through the first three quarters of fiscal 2003 due to the impact of severe price competition and weakened economic conditions, particularly in Germany and France. The Company's operations in China and Australia have posted higher levels of net income in fiscal 2003 as compared to fiscal 2002. Australia has improved due to the Company's efforts to restructure the business in prior years. China's growth can be attributed to the general growth in the Chinese economy.

Liquidity and Capital Resources

        During the nine months ended October 31, 2002, the Company generated $24.3 million in cash provided by continuing operations as compared to $26.0 million, for the nine months ended

October 31, 2001. The decrease in cash provided by continuing operations in the first nine months of fiscal 2003 is due primarily to an increase in accounts receivable and prepaid expenses and other assets, primarily short-term notes receivable, which was partially offset by an increase in accounts payable, accrued environmental expenses and accrued expenses. During the third quarter of fiscal 2003 and 2002, the Company repurchased $1.4 million and $1.2 million, respectively, of common stock. Cash and cash equivalents at October 31, 2002 and January 31, 2002, totaled $33.0 million and $25.6 million, respectively.

        Under the terms of the sale of the hydraulic cylinder division in fiscal 2002 to Precision Hydraulic Cylinders, Inc. (Precision), the Company agreed to make up to $4 million of interim operating capital advances to Precision until Precision could obtain an operating line of credit with a financial institution. During the first and second quarters of fiscal 2003, the Company advanced Precision a total of $2.1 million under this agreement. Precision repaid all outstanding operating advances to the Company in the third quarter of fiscal 2003.

        At October 31, 2002, the Company held marketable securities totaling $10.2 million. These securities consist of asset-backed notes issued by various state agencies throughout the United States and guaranteed by the United States or state governments and agencies. The notes are long-term instruments maturing through 2036; however, the interest rates and maturities are reset approximately every month. Accordingly, the Company has classified the notes as current assets in its consolidated balance sheet. Interest rates on the notes range from 1.8% to 1.9%.

        Capital expenditures for the nine months ended October 31, 2002 were $5.7 million compared with $5.5 million during the corresponding period in the prior year. The level of capital expenditures in the past two years has been at a reduced level as a result of management's decision to minimize expenditures in light of the current market downturn and to reduce outstanding debt. Planned capital expenditures for the fiscal year ending January 31, 2003 are not expected to exceed $10 million. The Company plans to use cash flows from operations and existing credit facilities to fund current year capital expenditures.

        Total outstanding debt at October 31, 2002 was $76.1 million as compared to $79.7 million at January 31, 2002. The Company's debt to equity ratio at October 31, 2002 decreased to .56 to 1 from .70 to 1 at January 31, 2002. Any additional payments to prepay outstanding debt balances in advance of scheduled maturity dates are subject to penalties. The Company is evaluating whether to make additional debt payments and incur the penalties in light of its current cash position.

        As of October 31, 2002, the Company had short-term lines of credit with commercial banks totaling $42.7 million. The Company had $816,000 outstanding at October 31, 2002 under these short-term lines of credit. The Company believes its available cash, cash flows from operations and credit facilities are more than sufficient to meet its short-term requirements.

        In July 2002, the holder of the Company's exchangeable preferred stock converted 200,000 shares of exchangeable preferred stock into 200,000 shares of common stock. This noncash transaction resulted in a reclassification of $2.8 million from exchangeable preferred stock into common stock and additional paid-in capital and had no effect on earnings per share.

        During the nine months ended October 31, 2002, the U.S. dollar weakened against the major currencies included in the Company's consolidated financial statements. As a result, the cumulative translation adjustment increased shareholders' equity by $7.4 million for the nine months ended October 31, 2002.

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

Forward-Looking Statements

        Forward-looking statements throughout this report are based upon assumptions involving a number of risks and uncertainties. Factors which could cause actual results to differ materially from these forward-looking statements include, but are not limited to competitive factors in, and the cyclical nature of, the lift truck industry; fluctuations in lift truck orders or deliveries; availability and cost of raw materials; general business and economic conditions in North America, Europe, Australia and Asia; foreign currency fluctuations; and the effectiveness of the Company's cost reduction initiatives.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rate and interest rate fluctuations. A significant portion of the Company's revenues are denominated in currencies from international markets outside the United States. As a result, the Company's operating results could become subject to significant fluctuations based upon changes in the exchange rates of the foreign currencies in relation to the United States dollar. The Company does enter into foreign currency forward exchange contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The principal currencies hedged are denominated in Japanese, Canadian, Australian, New Zealand and several European currencies, primarily the Euro and British pound. The Company's foreign currency forward exchange contracts have terms lasting up to six months, but generally less than one month. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. See Note 13 to Consolidated Financial Statements (Item 8) of the prior-year Form 10-K.

        Based on the scheduled debt payments during fiscal 2003 and certain payment restrictions on its remaining debt, substantially all of the Company's debt at October 31, 2002 has a fixed interest rate. Any additional payments to prepay scheduled amounts of debt are subject to penalties. At October 31, 2002, the penalties to retire all of the Company's long-term debt were $8.2 million. A hypothetical 1% increase in market interest rates would result in a $2.1 million reduction in the fair market value of the Company's long term outstanding debt at October 31, 2002.

Item 4. Controls and Procedures

        Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us, including our consolidated subsidiaries, required to be included in our Exchange Act filings.

        There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

        On November 6, 2002, the Company and The Boeing Company entered into a settlement agreement with the City of Portland, Oregon (City) resolving litigation brought by the City in 1999 alleging damages arising from the proximity of groundwater contamination in the area of their respective Portland plants to a City water well field. The defendants agreed to pay the City $6.2 million, of which the Company's share is $3.6 million. The Company accrued a $1.5 million charge related to the litigation during the year ended January 31, 2002, and has recorded a charge of approximately $2.1 million for the quarter ended October 31, 2002, related to the settlement. The Company paid the $3.6 million settlement in November 2002.

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

CASCADE CORPORATION
December 6, 2002	/s/ RICHARD S. ANDERSON Richard S. Anderson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 6, 2002
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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 6, 2002
/s/ RICHARD S. ANDERSON Richard S. Anderson Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibit and Reports on Form 8-K
SIGNATURES