Form 10-K
period 2003-01-31
CASCADE CORP
filed 2003-04-22
CIK 18061

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended January 31, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☒    No ☐

        The aggregate market value of common stock held by non-affiliates of the registrant as of March 17, 2003 was $173,710,092.

        The number of shares outstanding of the registrant's common stock as of March 17, 2003 was 11,398,300.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement to be filed on or before April 25, 2003, to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 22, 2003 are incorporated by reference into Part III.

NOTE: All references to fiscal years are defined as year ended January 31, 2003 (fiscal 2003), year ended January 31, 2002 (fiscal 2002) and year ended January 31, 2001 (fiscal 2001).

PART I

Item 1.    Business

General

        Cascade Corporation is a corporation organized in 1943 under the laws of the State of Oregon. The term "the Company" includes Cascade Corporation and its subsidiaries. The Company's headquarters are located in Fairview, Oregon, a suburb of Portland, Oregon. The Company is one of the world's leading manufacturers of materials handling load engagement devices and related replacement parts, primarily for the lift truck industry.

Products

        The Company manufactures an extensive range of materials handling load engagement products that are widely used on fork lift trucks and, to a lesser extent, on construction and agricultural vehicles.

        The Company's products are primarily manufactured with the Cascade and Cascade-Kenhar names and symbols, for which the Company has secured trademark protection. The primary function of these products is to provide the lift truck with the capability of engaging, lifting, carrying and depositing various types of loads and products. The Company offers a wide variety of functionally different products, each of which has numerous sizes, models, capacities and optional combinations. Products are designed to handle loads with pallets and for specialized applications without pallets. Examples of specialized applications include the ability to expand the basic lift truck's functionality to reposition, clamp, rotate, and carry a variety of loads such as appliances, paper rolls, baled materials, textiles, beverage containers, drums, canned goods, bricks, masonry blocks, lumber, plywood and boxed, packaged and containerized products.

        The Company's products are subject to strict design, construction and safety requirements established by industry associations and the International Organization for Standardization (ISO). Major manufacturing facilities are ISO certified. The Company presently offers a wide variety of both standardized and specialized products. Product specifications and characteristics are dictated by the expected capacity to be lifted, the characteristics of the load, the ambient environment in which employed, the terrain over which the load will be moved and the operational life cycle of the vehicle. Accordingly, while there are some standard products, the market demands a wide range of products in custom configurations and capacities.

        The manufacturing of load engagement products includes the purchase of raw materials and components: principally rolled, bar, plate and extruded steel products; unfinished castings and forgings; hydraulic cylinders and motors; and hardware items such as fasteners, rollers, hydraulic seals and hose assemblies. A portion of the Company's bar steel purchases are obtained under annual pricing arrangements, which do not require minimum quantity purchases. The Company uses several domestic and foreign suppliers for other materials. The Company is not currently experiencing any shortages in obtaining raw materials or purchased parts. Difficulties in obtaining alternative sources of rolled, bar, plate and extruded steel products and other materials from one of its primary suppliers could affect operating results.

Markets

        The Company markets its products throughout North and South America, Europe and the Asia-Pacific region. The primary customers are companies and industries that use lift trucks for materials handling. Examples of these industries include pulp and paper, grocery products, textiles, recycling and general consumer goods. The Company's products are sold to the ultimate customer through the retail lift truck dealer distribution channel and to lift truck manufacturers as OEM equipment.

        In the major industrialized countries lift trucks are a mature and widely utilized method of materials handling. In these markets lift trucks are generally considered replacement investment. This makes the industry subject to cyclicality patterns similar to the broader capital goods economic sector.

        Some of the Company's products in these countries are subject to the same economic factors. However, many of the Company's products measurably improve overall materials handling and lift truck productivity. Further, products to serve new types of materials handling applications are continually being developed to meet specific customer and industry requirements. In this sense the Company's products may be generally considered as both replacement and productivity enhancing investment. Historically this has somewhat reduced the negative impact of downward trends in the lift truck market on the Company's net sales.

        In the emerging industrialized countries, China in particular, lift trucks are replacing manual labor and other less productive methods of materials handling. As such lift trucks are generally considered productivity enhancing technology in these markets. It appears this makes the lift truck market generally less susceptible to downward trends in capital goods spending. The Company's relatively limited experience in these emerging markets supports this observation.

Competition

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

        In addition to lift truck manufacturers, the Company competes with a number of companies in different parts of the world. The majority of these competitors are privately-owned companies with a strong presence in local and regional markets. A smaller portion of these competitors compete with the Company in its major markets of North America, Europe and Asia Pacific.

        The Company's market share throughout the world varies by geographic region. The Company believes it is the leading manufacturer in North America and the preferred supplier of many OEMs (original equipment manufacturers) as well as OEDs (original equipment dealers) and distributors. The Company also has significant market share in Europe and is continuing its sales and manufacturing expansion into the Asia/Pacific region. In addition to sales to the lift truck market, the Company sells products to OEMs who manufacture construction, mining, agricultural and industrial mobile equipment other than lift trucks.

        The Company designs and positions its products to be the performance and service leaders in their respective product categories and geographic markets. As such, the Company's products are also generally priced higher than competitive products. In certain geographic markets the Company periodically elects to compete principally on price for products that are considered to be commodity products in nature.

Customers

        The Company's products are marketed and sold to OEMs, OEDs and distributors throughout North America, Latin America, Europe, Asia, Africa, Australia and the Middle East. No single customer accounts for more than 10% of the Company's consolidated net sales. Approximately 32% of the Company's consolidated net sales for the year ended January 31, 2003 were to OEM customers. This percentage is comparable to prior years.

Backlog

        The Company's products are manufactured with short lead times of generally less than one month. Accordingly, the Company does not believe the level of backlog orders is a significant factor in evaluating the Company's overall level of business activity.

Research and Development

        Most of the Company's research and development activities are performed at the Company's corporate headquarters in Fairview, Oregon and at its manufacturing facility in Guelph, Ontario Canada. The Company's engineering staff develops and designs substantially all of the products sold by the Company and is continually involved in developing products for new applications. The Company does not consider patents to be important to its business.

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

Employees

        At January 31, 2003, the Company had approximately 1,500 full-time employees throughout the world. The majority of these employees are not subject to collective bargaining agreements.

Foreign Operations

        The Company has substantial operations outside the United States. There are additional business risks attendant to the Company's foreign operations such as the risk that the relative value of the underlying local currencies may weaken when compared to the U.S. dollar. For further information about foreign operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) and Notes to Consolidated Financial Statements (Item 8).

Available Information

        The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available on the Company's website at www.cascorp.com when such reports are available on the Securities and Exchange Commission website.

Executive Officers of the Registrant

        Robert C. Warren, Jr.—Chief Executive Officer and President—Mr. Warren, 54, has served as President and Chief Executive Officer of the Company since 1996. He was President and Chief Operating Officer of the Company from 1993 until 1996 and was formerly Vice President—Marketing. Mr. Warren joined Cascade in 1972.

        Gregory S. Anderson—Senior Vice President—Human Resources—Mr. Anderson, 54, was appointed to his current position in 2002. He joined Cascade in 1984, and has served as Vice President—Human Resources since 1991.

        Richard S. Anderson—Senior Vice President and Chief Financial Officer—Mr. Anderson, 55, was appointed Chief Financial Officer in 2001. Mr. Anderson has been employed by Cascade since 1972 and held several positions including his appointments as Vice President—Material Handling Product Group in 1996 and Senior Vice President—International in 1999.

        Terry H. Cathey—Senior Vice President and Chief Operating Officer—Mr. Cathey, 55, has served as Chief Operating Officer since 2000. He has been employed by Cascade since 1973 and has held several positions within the Company, including his appointments as Vice President—Material Handling Operations in 1996 and Vice President—Manufacturing in 1993.

        John A. Cushing—Treasurer—Mr. Cushing, 42, was appointed as Treasurer in 2001. He previously was the Company's Assistant Treasurer from 1999 until 2001. Prior to joining the Company in 1999, Mr. Cushing was Assistant Treasurer for Fred Meyer, Inc., a retail company in Portland, Oregon.

        Charlie S. Mitchelson, Vice President and Managing Director, Europe—Mr. Mitchelson, 47, joined Cascade in 1990. Prior to his current appointment as Managing Director—Europe in 1998, Mr. Mitchelson served as Managing Director of U.K. Cylinder Division from 1995 to 1998.

        Jeffrey K. Nickoloff, Vice President—Corporate Manufacturing—Mr. Nickoloff, 47, was appointed to his current position in 2002. He has held several positions with Cascade including his appointments as Director of North American Manufacturing in 2000 and Plant Manager in 1993. Mr. Nickoloff joined the Company in 1979.

        Joseph G. Pointer, Vice President—Finance—Mr. Pointer, 42, has served as Vice President—Finance since 2000. Prior to joining the Company in 2000, Mr. Pointer was a Partner at PricewaterhouseCoopers LLP in Portland, Oregon.

        Anthony F. Spinelli, Vice President—OEM Products—Mr. Spinelli, 60, has served as Vice President—OEM Products, since 2001. Prior to 2001, he was Managing Director, Canadian Operations. Mr. Spinelli joined Cascade in 1997 when the Company purchased Kenhar Corporation where he had served as President, Kenhar Americas.

Forward-looking Statements

        Forward-looking statements throughout this report are based upon assumptions involving a number of risks and uncertainties. Factors which could cause actual results to differ materially from these forward-looking statements include, but are not limited to, competitive factors in, and the cyclical nature of, the materials handling industry; fluctuations in lift truck orders or deliveries, availability and cost of raw materials; general business and economic conditions in North America, Europe, Australia and Asia; foreign currency fluctuations; pending litigation; environmental matters; and the effectiveness of the Company's capital expenditures and cost reduction initiatives.

Item 2.    Properties

        The Company owns and leases various types of properties located throughout the world. The Company's executive offices are located in Fairview, Oregon. The Company generally considers the productive capacity of its manufacturing facilities to be adequate and suitable to meet its requirements.

Location	Primary Activity	Approximate Square Footage	Status
NORTH AMERICA
Springfield, Ohio	Manufacturing	200,000	Owned
Fairview, Oregon	Manufacturing	155,000	Owned
Guelph, Ontario Canada	Manufacturing	125,000	Owned
Toronto, Ontario Canada	Manufacturing	73,000	Leased
Warner Robins, Georgia	Manufacturing	65,000	Owned
Findlay, Ohio	Manufacturing	52,000	Owned
Oakville, Ontario Canada	Manufacturing	27,000	Leased
EUROPE
Almere, The Netherlands	Manufacturing	162,000	Owned
Hoorn, The Netherlands	Manufacturing	74,000	Owned
Manchester, England	Manufacturing	44,000	Owned
La Machine, France	Manufacturing	37,000	Owned
Brescia, Italy	Manufacturing	19,000	Owned
Monchengladbach, Germany	Sales/Distribution	15,000	Owned
Sheffield, England	Sales/Distribution	10,000	Leased
Vaggeryd, Sweden	Sales	2,000	Leased
Morangis, France	Sales	2,000	Leased
Barcelona, Spain	Sales	1,000	Leased
Vantaa, Finland	Sales	500	Leased
ASIA/PACIFIC/AFRICA
Xiamen, China	Manufacturing	72,000	Owned
Brisbane, Australia	Manufacturing	46,000	Leased
Hebei, China	Manufacturing	31,000	Leased
Osaka, Japan	Sales/Distribution	16,000	Leased
Inchon, Korea	Manufacturing	12,000	Owned
Auckland, New Zealand	Sales/Distribution	9,000	Leased
Johannesburg, South Africa	Sales/Distribution	9,000	Leased

Item 3.    Legal Proceedings

        Neither the Company nor any of its subsidiaries are involved in any material pending legal proceedings other than litigation related to environmental matters discussed below. The Company and its subsidiaries are insured against product liability, personal injury and property damage claims, which may occasionally arise.

        On November 6, 2002, the Company and The Boeing Company entered into a settlement agreement with the City of Portland, Oregon (City) resolving litigation brought by the City in 1999 alleging damages arising from the proximity of groundwater contamination in the area of their respective Portland plants to a City water well field. The defendants agreed to pay the City $6.2 million, of which the Company's share is $3.6 million. The Company accrued a $1.5 million charge related to the litigation during the year ended January 31, 2002, and has recorded a charge of approximately $2.1 million in the year ended January 31, 2003, related to the settlement. The Company paid the $3.6 million settlement in November 2002.

        On April 22, 2002, the Circuit Court of the State of Oregon for Multnomah County entered judgment in the Company's favor for approximately $1.6 million in an action originally brought in 1992 against several insurers to recover various expenses incurred in connection with environmental litigation and related proceedings. The judgment is against two non-settling insurers. Additionally, the judgment requires one of the insurers to defend the Company in suits alleging liability because of groundwater contamination emanating from its Fairview plant and requires the two insurers to pay approximately 4% of any liability imposed against the Company by judgment or settlement on or after March 1, 1997 on account of such contamination. The Company and the insurers have appealed the judgment. The Company has not recorded any amounts that may be recovered from the two insurers in its consolidated financial statements.

Item 4.    Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        As of January 31, 2003, there were 261 holders of the Company's common stock including blocks of shares held by various depositories. It is the Company's belief that when the shares held by the depositories are attributed to the beneficial owners, the total exceeds 2,200.

        During the year ended January 31, 1998, a Canadian subsidiary of the Company issued 1,100,000 exchangeable preferred shares in connection with the acquisition of Kenhar Corporation. The exchangeable preferred shares were issued in an exempt private offering transaction and a Registration Statement on Form S-3 covering common shares issuable upon conversion of these shares became effective in October 1998. If preferred shares are tendered, the Company at its option may make a cash payment based upon the current market value of an equal number of common shares or may exchange an equal number of common shares for the preferred shares. A subsidiary of the Company repurchased 300,000 of these shares in connection with the sale of the mast business unit in January, 1999. During the year ended January 31, 2003, the holder of the preferred shares tendered 200,000 shares, for which the Company exchanged an equal number of common shares. A total of 600,000 exchangeable preferred shares remained outstanding at January 31, 2003.

Market Information

        The high and low sales prices of the common stock of Cascade Corporation were as follows:

	For the year ended January 31
	2003		2002
	High	Low	High	Low
Market price range:
First quarter	$14.70	$11.75	$15.75	$8.40
Second quarter	15.74	12.85	10.75	8.90
Third quarter	14.99	12.30	13.00	8.50
Fourth quarter	16.74	12.38	12.25	9.01

Common Stock Dividends

        The Company declared no common stock dividends in the year ended January 31, 2002. The common stock dividends declared by the Company in the year ended January 31, 2003 were as follows:

First quarter	$—
Second quarter	—
Third quarter	—
Fourth quarter	.10

Total	$.10

Stock Exchange Listing and Transfer Agent

        The Company's stock is traded on the New York Stock Exchange under the symbol CAE.

        The Company's registrar and transfer agent is Mellon Shareholder Services, L.L.C., Shareholder Relations, P.O. Box 3315, South Hackensack, N.J., 07606, (800) 522-6645.

Item 6.    Selected Financial Data

	Year ended January 31
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts and employees)
Income statement data(1):
Net sales	$258,829	$252,715	$301,358	$301,652	$384,056
Operating income	$32,744	$13,433	$24,909	$19,536	$35,485
Income from continuing operations	$17,707	$5,302	$9,774	$5,424	$20,168
Net income	$17,707	$4,127	$11,863	$4,934	$21,370
Cash flow data:
Cash flows from operating activities	$23,941	$34,836	$28,049	$50,135	$20,702
Cash flows from investing activities	$(7,718)	$(3,201)	$(6,228)	$12,411	$3,688
Cash flows from financing activities	$(18,056)	$(16,405)	$(31,317)	$(45,675)	$(22,501)
Stock information:
Basic earnings per share:
Income from continuing operations	$1.55	$0.47	$0.84	$0.44	$1.67
Net income	$1.55	$0.36	$1.02	$0.40	$1.77
Diluted earnings per share:
Income from continuing operations	$1.45	$0.44	$0.80	$0.44	$1.53
Net income	$1.45	$0.34	$0.97	$0.40	$1.63
Book value per common share	$12.70	$10.03	$10.18	$9.87	$10.31
Dividends declared	$0.10	$—	$0.20	$0.40	$0.40
Balance sheet information:
Working capital	$71,201	$66,011	$64,747	$66,167	$94,548
Total assets	$262,317	$247,286	$282,620	$315,588	$347,857
Long-term debt	$50,113	$65,679	$87,513	$109,043	$142,783
Shareholders' equity	$144,748	$113,267	$116,503	$112,933	$119,494
Other:
Expenditures for property, plant and equipment(1)	$10,665	$7,303	$5,549	$13,811	$11,550
Depreciation(1)	$10,532	$10,349	$10,531	$11,538	$14,418
Amortization(1)	$261	$4,399	$5,366	$4,522	$4,812
Diluted weighted average shares of common stock outstanding	12,196	12,233	12,272	12,385	13,148
Number of employees	1,500	1,400	1,900	1,800	2,200

(1)
Except net income, excludes for all periods the data for the Company's hydraulic cylinder division, which was sold in January 2002.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        As discussed in Note 3 to the consolidated financial statements, the Company sold its hydraulic cylinder division in January 2002. The Company's consolidated statements of income and cash flows for the years ended January 31, 2002 and 2001 separately present the historical results of the hydraulic cylinder division as a discontinued operation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's discussion and analysis of its financial position and results of operations are based on the Company's consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Management evaluates its estimates and judgments on an on-going basis, including those related to uncollectible receivables, inventories, goodwill and long-lived assets, warranty obligations, environmental liabilities and deferred taxes. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies reflect its more significant judgments and estimates in the preparation of its consolidated financial statements.

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

Inventory Reserves

        Inventories are stated at the lower of cost or market. The Company maintains reserves to write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which would result in cost of goods sold in the consolidated statement of income being greater than expected in the period in which more information becomes available.

Intangible Assets

        The Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" on accounting for business combinations and goodwill as of the beginning of fiscal 2003. Accordingly, the Company no longer amortizes goodwill from acquisitions. The Company continues to amortize other acquisition-related intangibles, which are not significant to the Company's consolidated balance sheet. As of January 31, 2003 the Company has $59.4 million of goodwill.

        In conjunction with the implementation of SFAS 142, the Company completed a transitional impairment test in the quarter ended April 30, 2002 and found no impairment. As required by SFAS 142, the Company must perform a similar impairment test annually, or earlier if indicators of potential impairment exist. Certain factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company's overall business and significant industry or economic trends. The impairment review is based on a discounted cash flow approach that uses estimates of future sales, sales growth rates, gross margins, expense and capital expenditure levels, the discount rate and estimated terminal values to determine the fair value of the operating entities should an impairment exist. Changes in these and other factors could result in impairments in the carrying value of goodwill, which would require a write down or further write downs to the asset's fair value. The Company performed the annual impairment test in the fourth quarter of fiscal 2003 and found no impairment.

Warranty Obligations

        The Company offers certain warranties with the sales of its products. The warranty obligation is recorded as a liability on the balance sheet and is estimated through historical customer claims, product failure rates, material usage and service delivery costs incurred in correcting a product failure. Changes in these factors and changes in statutory requirements for product warranties in markets in which the Company sells its products would require an adjustment to the recorded warranty obligations.

Environmental Liabilities

        The Company accrues environmental remediation and litigation costs if it is probable a liability has been incurred at the financial statement date and the amount can be reasonably estimated. The reliability and precision of the estimates are affected by numerous factors, such as site evaluation and reevaluation of the degree of remediation required, claims by third parties and changes to environmental laws and regulations. The Company adjusts its liabilities as new remediation requirements are defined, as information becomes available permitting reasonable estimates to be made and to reflect new facts.

Deferred Taxes

        The Company's provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment. The Company is subject to taxation from federal, state and international jurisdictions. The taxes paid to these jurisdictions are subject to audit, although to date the results of any tax audits have been minor.

        Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. The Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers or net operating loss carryforwards, will not be realized. As of January 31, 2003 the Company has established a valuation allowance against various deferred tax assets. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. The Company continually evaluates strategies that could allow the future utilization of its deferred tax assets.

Benefit Plans

        The Company makes a number of assumptions with regard to both future financial conditions and future actions by participants to calculate on an actuarial basis the amount of income or expense and assets and liabilities recognized in association with the Company's defined benefit and postretirement benefit plans. These assumptions include the expected return on plan assets, discount rate, health care cost trend rates and expected rates of retirement for plan participants. The Company reviews the assumptions on an annual basis and makes changes to reflect market conditions and the administration of the plans. While the Company believes the current assumptions are appropriate in the circumstances, actual results and changes in these assumptions in the future will result in adjustments which impact the income or expense recognized in future years in relation to these plans.

COMPARISON OF FISCAL 2003 AND FISCAL 2002

        The Company's consolidated net sales for the year ended January 31, 2003 (fiscal 2003) increased 2.4% to $258.8 million as compared to $252.7 million in the year ended January 31, 2002 (fiscal 2002). This increase reflects slightly higher sales in all markets. In fiscal 2002 the lift truck industry in North America, the Company's largest market, experienced significant declines in orders and shipments. During fiscal 2003 the North American market seems to have stabilized and shown a slowly increasing level of activity during much of the year. Sales in Europe have continued to be negatively impacted by weak economic conditions. Overall sales in Europe have increased due to foreign currency changes. The Company's sales in other parts of the world have increased primarily due to strong sales and economic conditions in China. While it is the Company's fastest growing market, China only represented approximately 3% of consolidated net sales in fiscal 2003.

        The Company's overall gross margin of 34.4% in fiscal 2003 has increased 2.7% over the 33.5% gross margin for fiscal 2002. This increase reflects the Company's continued focus to implement cost management initiatives started in fiscal 2002.

        Selling and administrative expenses as a percentage of net sales were 21.9% in fiscal 2003 as compared to 21.0% in fiscal 2002. In fiscal 2002, due to the downturn in the lift truck industry, the Company had implemented aggressive measures, such as pay freezes and hiring restrictions, reductions in incentive pay and reduced overall spending levels. As sales levels increased somewhat in fiscal 2003, the Company eliminated many of the spending restrictions and moved forward with various projects expected to impact future operations. These projects included information systems conversions in Canada and a realignment of the Company's business structure in Europe to operate more effectively in the European Union countries. In addition, the Company's incentive pay to senior management increased approximately $950,000 due to improved operating results in fiscal 2003.

        During fiscal 2003, the Company and The Boeing Company entered into a settlement agreement with the City of Portland, Oregon (City) regarding litigation brought by the City in 1999 alleging damages arising from the proximity of the groundwater contamination in the area of their respective plants to a City water well field. The Company's share of the $6.2 million settlement was $3.6 million. The Company had recorded a $1.5 million charge related to the settlement in fiscal 2002 and recorded additional environmental expenses of $2.1 million during fiscal 2003. The full settlement was paid in fiscal 2003.

        During fiscal 2002, the Company recorded $4.4 million of goodwill amortization expense. The Company no longer amortizes goodwill under SFAS 142, which was adopted at the beginning of fiscal 2003. In addition, the Company recorded a $5.1 million goodwill impairment charge in fiscal 2002 related to its operations in Australia.

        The Company recorded a $7.3 million allowance in fiscal 2002 related to a note receivable from Maine Rubber Company (Maine Rubber), which related to the Company's sale of its tire business to Maine Rubber in fiscal 2000. The Company had recorded the allowance after receiving notification from Maine Rubber in January 2002 that certain principal payments due to the Company in April 2002 would not be made. Maine Rubber later terminated additional interest payments to the Company under the note receivable. During fiscal 2003, the Company and Maine Rubber reached a settlement regarding the outstanding principal and interest due under the note receivable. Under the terms of the settlement, the Company received $2.5 million as payment in full for the release of any remaining liability of Maine Rubber under the note receivable. The Company recorded the $2.5 million cash payment as income in fiscal 2003.

        The Company's interest expense in fiscal 2003 decreased 10.3% in comparison to fiscal 2002. The decrease is due to the Company's efforts to reduce its overall debt levels. See "Liquidity and Capital Resources" for additional discussion of Company debt levels and payments.

        Interest income increased in fiscal 2003 as compared to fiscal 2002 due to the Company's higher cash balances throughout the year and interest earned on notes receivable related to the sale of the Company's hydraulic cylinder division in January 2002.

        The Company's effective tax rate for fiscal 2003 increased to 37.2% in comparison with 35.4% in fiscal 2002. This increase is due to higher levels of pre-tax income in fiscal 2003 over fiscal 2002, which diluted the benefit of certain tax attributes. The Company also had increased foreign earnings in higher tax rate jurisdictions than the previous year.

        Other expense relates primarily to net losses on foreign currency translation. The Company maintains a foreign currency risk-management strategy to mitigate the impact of unanticipated fluctuations in earnings caused by changes in foreign currency exchange rates. See Note 13 to the consolidated financial statements.

        The Company's North American operations have continued in fiscal 2003 to generate the highest levels of income from continuing operations. Operations in Europe have been significantly impacted by weak economic conditions throughout the region. In particular, sales decreases in Germany and France have had a significant contribution to the loss from continuing operations in Europe during fiscal 2003. The Company expects these conditions to continue through the remainder of fiscal 2004. The Company's strong results in other parts of the world are primarily the result of profits generated in China and Australia. The Company has continued to experience strong growth in China, which is consistent with the overall economy, and is pursuing opportunities to increase production capacity in this market. Operations in Australia returned to profitability in fiscal 2003 as a result of the Company's restructuring efforts in prior years.

COMPARISON OF FISCAL 2002 AND FISCAL 2001

        Consolidated net sales for fiscal 2002 decreased 16.1% in comparison with consolidated net sales for the fiscal 2001. This decline reflects the reduced order rates for lift trucks throughout the world. The lift truck industry in North America for 2002 experienced declines in orders and shipments of 40% and 25%, respectively, in comparison with the prior year. Approximately 30% of the Company's consolidated net sales were to OEM customers for the year ended January 31, 2002, which is consistent with prior years. Sales to unaffiliated customers in North America, which accounts for 64% of the Company's total sales, decreased 17.3% in fiscal 2002. Sales to unaffiliated customers in Europe and the Rest of World (primarily Australia and Asia) experienced decreases of 13.3% and 15.1%, respectively.

        The Company initiated aggressive cost management initiatives in fiscal 2002 in order to mitigate the effect of decreased sales levels. These initiatives included aggressive material cost reductions, reduced work schedules and staff reductions in both production and administrative staff. A worldwide pay freeze was initiated in October 2001, which remained in effect the first half of fiscal 2003. The Company's overall work force was reduced by 13% to 1,400 employees at January 31, 2002, excluding reductions due to the sale of the Company's hydraulic cylinder division in January 2002. The majority of the work force reduction occurred in North America.

        The Company's overall gross margin of 33.5% in fiscal 2002 increased 3.1% from 32.5% in fiscal 2001. During the industry downturn, the Company has focused its efforts to aggressively reduce operating inefficiencies and overall manufacturing costs. The Company has also increased selling prices on select products in certain parts of the world to adjust to customer demand.

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

        Due to substantial and continuing operating losses at the Company's Australian subsidiary between 1998 and 2001 the Company initiated a significant restructuring effort to consolidate manufacturing facilities, reduce its overall sales and distribution network and eliminate unprofitable product lines. While these activities were substantially completed in fiscal 2001, the Company continued to experience declining sales levels throughout fiscal 2002. The Company made additional management changes and reduced its overall work force in Australia by 40% (38 employees) in the last half of fiscal 2002. The reduction in work force brought expense levels into line with projected sustainable sales levels going forward. Additional restructuring costs incurred in fiscal 2002 were not material. In light of the significant trends impacting our Australian operations and expected future growth rates, the Company performed an assessment of the carrying value of goodwill and long-lived assets in Australia as part of our review of financial results in the fourth quarter of fiscal 2002. The conclusion of the assessment was that the decline in the Australian operations was significant and other than temporary. As a result, the Company recorded a $5.1 million write down of goodwill in the fourth quarter of fiscal 2002 related to its operations in Australia. After the write down, the Company had $3.1 million of goodwill remaining on its consolidated balance sheet at January 31, 2002 related to Australia.

        In April 1999, the Company sold its tire business to Maine Rubber Company (Maine Rubber) for $26.9 million payable in cash and a $7.3 million note receivable. The note receivable was not collateralized, with interest at 8%, interest payable quarterly and principal installments of $1 million, $2.1 million and $4.2 million due in April 2002, 2003 and 2004, respectively. Through January 31, 2002, the Company received all interest payments on the Maine Rubber note receivable on a quarterly basis since April 1999. With the significant decline in industry order rates in fiscal 2002, Maine Rubber's operating results were negatively impacted. Maine Rubber notified the Company in January 2002 that it was in violation of financial covenants related to its senior notes and revolving credit agreement. As a result of the covenant violations, Maine Rubber's senior lender restricted all of Maine Rubber's scheduled future interest or principal payments, including the $1 million payment due to the Company in April 2002, until Maine Rubber could prepare a restructuring plan suitable to their senior lender. The Company obtained recent Maine Rubber financial information. Based on the Company's review of this information, an allowance of $7.3 million was recorded in the fourth quarter of fiscal 2002 against the balance of the Maine Rubber note receivable.

        Amortization expense for fiscal 2002 was $4.4 million as compared to $5.4 million in fiscal 2001. The Company recorded a write-off of certain goodwill balances due to the closure of a facility in Sweden and other minor operations. Excluding these write-offs the amortization expense in each year was consistent.

        Environmental expenses decreased in fiscal 2002 to $1.5 million in comparison with $4.9 million in expenses in fiscal 2001. The fiscal 2002 expenses, recorded in the fourth quarter, relate to an estimate of the Company's allocable share of any eventual liability related to the City of Portland litigation.

Fiscal 2001 expenses included $3.1 million related to legal fees from environmental legal proceedings and $1.8 million to adjust cost estimates for ongoing remediation activities.

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

        The Company's effective tax rate in fiscal 2002 was 35.4% as compared to 43.4% in fiscal 2001. The reduction in the overall effective tax rate is due to benefits of foreign taxes in low rate jurisdictions and international financing activities, which was offset by an increase in the valuation allowance related to foreign tax credits.

        The Company recognized an after tax loss of $1.7 million in the fourth quarter of fiscal 2002 related to the sale of its hydraulic cylinder division and $485,000 of income from discontinued operations. See "Liquidity and Capital Resources" and "Recent Accounting Pronouncements" for further discussion of the sale.

        As presented in Note 18 to the consolidated financial statements, the Company's profitability for fiscal 2002 in North America was negatively impacted by the $7.3 million reserve against the Maine Rubber note receivable and lower sales levels, which fell 17.3% below fiscal 2001 levels. North American gross margins were consistent between years and comparable to the Company's overall gross margin. European operations realized a higher level of net income in fiscal 2002 also with lower sales levels. Fiscal 2001 included a $2.1 million restructuring charge and an overall net loss. The Company's remaining operations, primarily Australia and Asia, were negatively impacted by the $5.1 million of goodwill impairment in Australia. Excluding the goodwill adjustment, the overall profitability of these operations increased in comparison with fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's debt agreements contain covenants relating to net worth and leverage ratios. Borrowing arrangements currently in place with commercial banks provide lines of credit totaling $32.0 million, none of which were being used at January 31, 2003. Average interest rates on short-term borrowings were 1.38% at both January 31, 2003 and 2002.

        Total outstanding debt, long-term and short-term notes payable, at January 31, 2003 was $63.9 million in comparison with $79.7 million at January 31, 2002. The Company's debt to equity ratio improved to .44 to 1 at January 31, 2003 from .70 to 1 at January 31, 2002.

        Working capital at January 31, 2003 was $71.2 million as compared to $66.0 million of working capital at January 31, 2002. The Company's current ratio at January 31, 2003 was 2.66 to 1 in comparison to 2.65 to 1 at January 31, 2002.

        The Company declared dividends of $.10 per share in fiscal 2003. No dividends were declared in fiscal 2002. Dividends of $.20 per share were declared in fiscal 2001.

        The Company's balance of cash and cash equivalents increased to $29.5 million at January 31, 2003 from $25.6 million at January 31, 2002. Net cash provided by operating activities from continuing operations was $23.9 million in fiscal 2003, compared to $31.7 million and $22.2 million in fiscal 2002 and 2001, respectively. The decrease in cash provided by operations is due to increases in accounts receivable and income taxes receivable and decreases in accrued environmental expenses. These changes are offset by an increase in accounts payable and other accrued expenses. Changes in accounts receivable, accounts payable and other accrued expenses are related to the increased level of business activity in the fourth quarter of fiscal 2003 as compared to fiscal 2002. The increase in income taxes receivable is primarily due to the recording of the write-off of the Maine Rubber note receivable for tax purposes in the fourth quarter of fiscal 2003 in relation to the settlement discussed previously. Accrued environmental expenses have continued to decrease due to ongoing remediation activities and payment of the City of Portland litigation settlement in fiscal 2003.

        During the fourth quarter of fiscal 2002, the Company sold its hydraulic cylinder division to Precision Hydraulic Cylinders, Inc. (Precision) for approximately $13 million, for which the Company received $3.25 million in cash, $9 million of notes receivable and a $700,000 receivable subject to adjustment for working capital levels at the sale date. The Company received payment for the $700,000 of receivables during fiscal 2003. Under the terms of sale, the Company made interim operating capital advances to Precision of $2.1 million in fiscal 2003. These advances were repaid to the Company by January 31, 2003. The Company's commitment to provide advances to Precision expired during fiscal 2003. The remaining proceeds from notes receivable related to the $2.5 million settlement of the Maine Rubber note receivable.

        Net cash used in financing activities increased in fiscal 2003 to $18.1 million as compared to $16.4 million in fiscal 2002. The Company continued with its planned reduction of debt balances in fiscal 2003 with long-term debt payments of $15.8 million. The Company had no additional borrowings in fiscal 2003 and 2002. As of January 31, 2003, the Company had made all scheduled debt payments. Any additional payments to prepay scheduled amounts are subject to significant penalties. The Company is continually evaluating its options to make additional debt payments and incur the penalties in light of its current cash position. The Company repurchased $1.4 million of common stock in both fiscal 2003 and 2002. The Company reinstated a dividend in fiscal 2003 and paid $1.2 million of dividends in fiscal 2003. The last dividend payments made by the Company had been in fiscal 2001 of $2.4 million.

        During fiscal 2003, 2002 and 2001, the Company's capital expenditures were $10.7 million, $7.3 million and $5.5 million, respectively. The increase in capital expenditures in fiscal 2003 relates to the purchase of equipment previously under operating leases in North America and the upgrade of certain equipment in Europe. In fiscal 2002 and 2001, the reduced level of capital expenditures were primarily the result of management's decision to use available cash to reduce outstanding debt. The Company believes the level of capital expenditures is sufficient to maintain required operational requirements.

        The Company has completed substantially all implementation activities related to its enterprise-wide resource planning (ERP) software system in the United States and Europe. The Company completed a portion of its ERP implementation at its Canadian operations in early fiscal 2004. The remainder of the implementation in Canada is planned by the end of 2005. The Company does not expect the cost of this implementation to be material. The Company continues to evaluate the costs and benefits of further ERP implementation activities in Asia and Australia, but currently has no plans to complete the implementation in these areas.

        The Company calculates the net periodic pension costs related to its defined benefit and postretirement benefit plans on an annual basis. Due to changes in assumptions in the discount rate and health care cost trend rates to reflect market conditions and actual rates of return on plan assets, the Company's pension costs have increased in recent years. The Company expects this trend to continue in future years. The Company is also investigating various options in the administration of these plans to mitigate future cost increases.

        The Company believes its cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy its expected working capital and capital expenditure requirements for fiscal 2004.

        The U.S. dollar weakened in fiscal 2003 in comparison to most foreign currencies used by the Company's significant foreign operations. As a result, foreign currency translation adjustments increased shareholders' equity by $13.5 million in fiscal 2003. In fiscal 2002 the foreign currency translation adjustments decreased shareholders' equity by $6.0 million.

        At January 31, 2003 and 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not materially exposed to any financing, liquidity market or credit risk that could arise if the Company had engaged in such relationships.

        The Company paid fees for legal services in the ordinary course of business, including environmental litigation, to a firm in which a director is a partner. These fees totaled $317,000, $409,000 and $2.4 million for the years ended January 31, 2003, 2002, and 2001, respectively.

        The Company is currently engaged in ongoing environmental remediation efforts at both its Fairview, Oregon and Springfield, Ohio manufacturing facilities. Current estimates provide for some level of remediation activities in Fairview through 2027 and Springfield through 2010. Costs of certain remediation activities at the Fairview facility are shared with The Boeing Company, with Cascade paying 70% of actual remediation costs. The Company has recorded a liability for the ongoing remediation efforts at its Fairview and Springfield facilities and certain environmental litigation of $10.2 million and $12.5 million at January 31, 2003 and 2002, respectively. The accrued environmental expenses recorded as a current liability on the consolidated balance sheet at January 31, 2003 represent the Company's estimated cash expenditure for ongoing remediation activities for the year ended January 31, 2004.

        The following summarizes the Company's contractual obligations and commitments as of January 31, 2003:

	Total	Less than 1 year	1-3 years	4-5 years	Greater than 5 years
Notes payable to banks	$1,043	$1,043	—	—	—
Long-term debt, including capital leases	$62,808	$12,695	$25,113	$25,000	—
Operating leases	$5,423	$1,270	$1,785	$1,216	$1,152

        The Company sold its hydraulic cylinder division to Precision Hydraulic Cylinders, Inc. (Precision) on January 15, 2002. Under the terms of the sale, the Company assigned to Precision an operating lease related to a manufacturing facility in Beulaville, North Carolina. The Company is a guarantor on the lease in the event Precision fails to comply with the lease terms. The lease requires payments by Precision of approximately $21,000 per month through November 2007. In the event Precision defaults under the lease, the Company can seek to recover losses related to the guarantee by pursuing its remedies under agreements securing payment of amounts receivable from Precision.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the FASB issued SFAS No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS 143, the Company will adopt this new accounting standard on February 1, 2003. The

Company does not expect the adoption of SFAS 143 to have any material impact on the consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and broadens the presentation of discontinued operations currently permitted by Accounting Principles Board Opinion No. 30. The Company elected to adopt SFAS 144 in its fiscal year ended January 31, 2002, which required application as of February 1, 2001, the beginning of the fiscal year. The Company's hydraulic cylinder division met the criteria as a component of an entity in SFAS 144 and is presented in the Company's consolidated financial statements as discontinued operations. Accordingly, all prior periods presented were reclassified to reflect the division as a discontinued operation.

        In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company is required and plans to adopt the provisions of SFAS 145 by February 1, 2003. The Company does not expect the adoption of SFAS 145 to have any material impact on the consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Certain Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of SFAS 146 will impact the timing of the recognition of costs associated with an exit activity but is not expected to have a material impact on the consolidated financial statements.

        In November 2002, the FASB issued Financial Accounting Standards Board Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for the current fiscal year and the Company has included this information in Note 19 to the Company's consolidated financial statements. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 19, 2002, irrespective of a guarantor's year-end.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, Amendment of SFAS No. 123. This Statement provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Furthermore, SFAS 148 mandates new disclosures in both interim and year-end financial statements. The Company applies intrinsic value accounting in accordance with APB 25 and has elected not to adopt the recognition provisions of SFAS 123, as amended by SFAS 148. However, the Company has adopted the disclosure provisions for the current fiscal year and has included this information in Note 2 to the Company's consolidated financial statements.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIEs") created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual periods. The Company has not identified any VIEs for which it is the primary beneficiary or has significant involvement.

Item 7A    Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rate and interest rate fluctuations. A significant portion of the Company's net sales are denominated in currencies from international markets outside the United States. As a result, the Company's operating results could become subject to significant fluctuations based upon changes in the exchange rates of the foreign currencies in relation to the United States dollar.

        The table below illustrates the hypothetical increase in net sales of a 10% weaker U.S. dollar against foreign currencies which impact the Company's operations (in millions):

Euro	$3.9
Canadian dollar	1.4
British pound	1.9
Other*	2.9

*
Represents the total of all currencies with net sales less than 5% of consolidated net sales.

        The Company enters into foreign currency forward exchange contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The principal currencies hedged are denominated in Japanese yen, Canadian dollars, Euros and British pounds. The Company's foreign currency forward exchange contracts have terms lasting up to six months, but generally less than one month. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. See Note 13 to the consolidated financial statements (Item 8).

        Based on the scheduled debt payments during fiscal 2003 and certain payment restrictions on its remaining debt, substantially all of the Company's debt at January 31, 2003 has a fixed interest rate. Any additional payments to prepay scheduled amounts of debt are subject to penalties. At January 31, 2003 the penalties to retire all of the Company's long-term debt were $7.9 million. A hypothetical immediate increase in interest rates by 1% would decrease the fair value of the Company's long-term debt outstanding at January 31, 2003 by $1.8 million.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Accountants

To the Board of Directors and Shareholders of Cascade Corporation

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 on page 49 present fairly, in all material respects, the financial position of Cascade Corporation and its subsidiaries (the Company) at January 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index, appearing under Item 15(a)2 on page 49, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the accompanying financial statements, the Company changed its method of accounting for goodwill as of February 1, 2002.

PricewaterhouseCoopers LLP

Portland, Oregon
March 27, 2003

MANAGEMENT RESPONSIBILITY

        All information contained in the consolidated financial statements of Cascade Corporation, has been prepared by management, which is responsible for the accuracy and internal consistency of the information. Generally accepted accounting principles in the United States of America have been followed. Reasonable judgments and estimates have been made where necessary.

        Management is responsible for establishing and maintaining a system of internal accounting controls designed to provide reasonable assurance as to the integrity and reliability of financial reporting. The system of internal accounting controls is tested by the independent auditors to the extent deemed necessary in accordance with generally accepted auditing standards. Management believes the system of internal controls has been effective during the Company's most recent fiscal year and that no matters have arisen which indicate a material weakness in the system. Management follows the policy of responding to the recommendations concerning the system of internal controls made by the independent accountants. Management implements those recommendations that it believes would improve the system of internal controls and be cost justified.

        Four directors of the Company, not members of management, serve as the Audit Committee of the Board and are the principal means through which the Board discharges its financial reporting responsibility. The Audit Committee meets with management personnel and the Company's independent accountants each year to consider the results of external audits of the Company and to discuss internal accounting control, auditing and financial reporting matters. At these meetings, the Audit Committee also meets privately with the independent accountants of the Company to ensure free access by the independent accountants to the committee.

        The Company's independent accountants, PricewaterhouseCoopers LLP, audited the financial statements prepared by the Company. Their opinion on these statements appears herein.

Robert C. Warren, Jr. President and Chief Executive Officer	Richard S. Anderson Senior Vice President and Chief Financial Officer

Cascade Corporation

Consolidated Statements of Income

	Year Ended January 31
	2003	2002	2001
	(In thousands, except per share data)
Net sales	$258,829	$252,715	$301,358
Cost of goods sold	169,755	168,015	203,285

Gross profit	89,074	84,700	98,073
Selling and administrative expenses	56,730	52,960	62,920
Environmental expenses	2,100	1,500	4,878
Amortization	—	4,399	5,366
Allowance for (recovery of) note receivable	(2,500)	7,308	—
Goodwill impairment	—	5,100	—

Operating income	32,744	13,433	24,909
Interest expense	(5,713)	(6,366)	(8,121)
Interest income	1,485	1,044	1,269
Other income (expense), net	(329)	102	(792)

Income from continuing operations before provision for income taxes	28,187	8,213	17,265
Provision for income taxes	10,480	2,911	7,491

Income from continuing operations	17,707	5,302	9,774
Discontinued operations (Note 3):
Income from discontinued operations, net of income taxes of $0, $(50), and $1,044	—	485	2,089
Loss on sale of discontinued operations, net of income taxes of $(269)	—	(1,660)	—

Net income	17,707	4,127	11,863
Dividends paid on preferred shares of subsidiary	(60)	—	(160)

Net income applicable to common shareholders	$17,647	$4,127	$11,703

Basic earnings per share:
Continuing operations	$1.55	$0.47	$0.84
Discontinued operations	—	0.04	0.18
Loss on sale of discontinued operations	—	(0.15)	—

	$1.55	$0.36	$1.02

Diluted earnings per share:
Continuing operations	$1.45	$0.44	$0.80
Discontinued operations	—	0.04	0.17
Loss on sale of discontinued operations	—	(0.14)	—

	$1.45	$0.34	$0.97

Basic weighted average shares outstanding	11,372	11,392	11,440
Diluted weighted average shares outstanding	12,194	12,233	12,272

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Consolidated Balance Sheets

	As of January 31
	2003	2002
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$29,501	$25,611
Accounts receivable, less allowance for doubtful accounts of $1,801 and $1,350	42,784	39,312
Inventories	30,431	30,817
Deferred income taxes	2,188	5,930
Income taxes receivable	3,727	1,112
Notes receivable, current portion	1,088	—
Prepaid expenses and other	4,279	3,275

Total current assets	113,998	106,057
Property, plant and equipment, net	65,863	61,412
Goodwill	59,355	56,177
Notes receivable, net	8,559	8,873
Deferred income taxes	11,627	10,797
Other assets	2,915	3,970

Total assets	$262,317	$247,286

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable to banks	$1,043	$743
Current portion of long-term debt	12,695	13,246
Accounts payable	13,763	10,575
Accrued payroll and payroll taxes	5,687	4,973
Accrued environmental expenses	808	2,291
Other accrued expenses	8,801	8,218

Total current liabilities	42,797	40,046
Long-term debt	50,113	65,679
Accrued environmental expenses	9,389	10,203
Deferred income taxes	1,226	1,743
Other liabilities	5,514	4,974

Total liabilities	109,039	122,645

Commitments and contingencies (Note 16)
Exchangeable convertible preferred stock and minority interest	8,530	11,374

Shareholders' equity:
Common stock, $.50 par value, 20,000,000 authorized shares; 11,398,300 and 11,291,190 shares issued and outstanding	5,699	5,646
Additional paid-in capital	1,468	—
Retained earnings	151,925	135,418
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustments	(14,344)	(27,797)

Total shareholders' equity	144,748	113,267

Total liabilities and shareholders' equity	$262,317	$247,286

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Consolidated Statements of Changes in Shareholders' Equity

	Common Stock					Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Treasury Stock	Retained Earnings		Annual Comprehensive Income (Loss)
	Shares	Amount
	(In thousands)
Balance at January 31, 2000	11,567	$5,784	$399	$(229)	$122,922	$(15,943)
Net income	—	—	—	—	11,863	—	$11,863
Dividends ($.20 per share)	—	—	—	—	(2,448)	—	—
Stock options exercised	4	2	—	—	—	—	—
Common stock repurchased	(4)	(2)	—	—	—	—	—
Translation adjustment	—	—	—	—	—	(5,845)	(5,845)
Retirement of treasury stock	(127)	(64)	(165)	229	—	—	—

Balance at January 31, 2001	11,440	5,720	234	—	132,337	(21,788)	$6,018

Net income	—	—	—	—	4,127	—	$4,127
Common stock repurchased	(149)	(74)	(234)	—	(1,046)	—	—
Translation adjustment	—	—	—	—	—	(6,009)	(6,009)

Balance at January 31, 2002	11,291	5,646	—	—	135,418	(27,797)	$(1,882)

Net income	—	—	—	—	17,707	—	$17,707
Dividends ($.10 per share)	—	—	—	—	(1,200)	—	—
Stock options exercised	7	3	70	—	—	—	—
Exchangeable convertible preferred stock converted to common shares	200	100	2,744	—	—	—	—
Common stock repurchased	(100)	(50)	(1,346)	—	—	—	—
Translation adjustment	—	—	—	—	—	13,453	13,453

Balance at January 31, 2003	11,398	$5,699	$1,468	$—	$151,925	$(14,344)	$31,160

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Consolidated Statements of Cash Flows

	Year Ended January 31
	2003	2002	2001
	(In thousands)
Cash flows from operating activities:
Net income	$17,707	$4,127	$11,863
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	—	(485)	(2,089)
Loss on sale of discontinued operations, net of income taxes	—	1,660	—
Loss on goodwill impairment	—	5,100	—
Allowance for (recovery of) note receivable	(2,500)	7,308	—
Depreciation and amortization	10,793	14,748	15,897
Deferred income taxes	2,395	(5,646)	196
Loss on disposition of assets	54	101	59
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(3,472)	10,067	(487)
Inventories	386	4,706	4,673
Prepaid expenses and other	(4,149)	(39)	(1,849)
Accounts payable and accrued expenses	3,902	(6,534)	(4,395)
Accrued environmental expenses	(2,297)	(3,901)	(1,921)
Other liabilities	1,122	503	211

Cash provided by continuing operations	23,941	31,715	22,158
Cash provided by discontinued operations	—	3,121	5,891

Net cash provided by operating activities	23,941	34,836	28,049
Cash flows from investing activities:
Capital expenditures	(10,665)	(7,303)	(5,549)
Proceeds from sale of assets	268	257	1,367
Proceeds from sale of discontinued operations	—	3,250	—
Advances on notes receivable	(2,102)	—	—
Proceeds from notes receivable	4,786	—	—
Other assets	(5)	1,276	(439)

Cash used in continuing operations	(7,718)	(2,520)	(4,621)
Cash provided by discontinued operations	—	(681)	(1,607)

Net cash used in investing activities	(7,718)	(3,201)	(6,228)
Cash flows from financing activities:
Payments on long-term debt	(15,833)	(10,694)	(27,470)
Proceeds from long-term debt	—	—	1,910
Notes payable to banks, net	300	(4,357)	(3,309)
Repurchased common stock	(1,396)	(1,354)	—
Stock options exercised	73	—	—
Cash dividends paid	(1,200)	—	(2,448)

Net cash used in financing activities	(18,056)	(16,405)	(31,317)
Effect of exchange rate changes	5,723	(2,037)	(1,274)

Change in cash and cash equivalents	3,890	13,193	(10,770)
Cash and cash equivalents at beginning of year	25,611	12,418	23,188

Cash and cash equivalents at end of year	$29,501	$25,611	$12,418

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$5,237	$6,440	$8,376
Income taxes	$10,593	$5,549	$13,378
Supplemental disclosure of noncash information:
Receivable from capital lease			$2,036
Receivables received upon sale of assets		$9,561
Termination of lease receivable and related liability	$1,080
Conversion of exchangeable preferred stock to common stock	$2,844

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Notes to Consolidated Financial Statements

Note 1—Description of Business

        Cascade Corporation (the Company or Cascade) is an international company engaged in the manufacture of materials handling products that are widely used on industrial fork lift trucks and, to a lesser extent, on construction, mining and agricultural vehicles. Accordingly, the Company's sales are largely dependent on the sales of lift trucks and on the sales of replacement parts. A significant portion of the Company's sales are made in North America and Europe. The Company is headquartered in Fairview, Oregon, employing approximately 1,500 people and maintaining operations in 15 countries outside the United States.

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

Property, Plant and Equipment

        Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is generally provided using the straight-line method over the estimated useful lives of the assets. Useful lives range from fifteen to forty years for buildings and two to twelve years for machinery and equipment, including certain equipment under long-term capital leases. Maintenance and repairs are expensed as incurred and costs of improvements and renewals are capitalized. Upon disposal, cost and accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in operations.

Goodwill

        Goodwill represents the excess of the cost of acquired businesses over the fair value of the net identifiable assets acquired.    Prior to the adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and other Intangible Assets," the Company amortized goodwill on a straight-line basis over the expected useful lives of the underlying assets, generally 20 years. The Company adopted the provisions of SFAS 142, effective February 1, 2002, and under this new standard the Company no longer amortizes goodwill. The effect of adopting SFAS 142 reduced amortization expense by $4.4 million annually.

        Under the provisions of SFAS 142, the Company performs an annual review for impairment at the reporting unit level. The tests are performed by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. The factors considered by management in performing this assessment include current and projected future operating results and, changes in the intended uses of the assets, as well as the effects of obsolescence, demand, competition, and other industry and economic trends. As required by SFAS 142, management has completed its annual testing during fiscal 2003 and determined that there has been no impairment of goodwill.

Impairment of Long-Lived Assets

        Long-lived assets, primarily property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the assets and eventual disposition in comparison with the carrying value. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset.

Stock-Based Compensation

        The Company accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," which permits the use of intrinsic value accounting. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to the market price of the underlying common stock on the date of grant. The Company has adopted disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure-an Amendment of FASB Statement No. 123."

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands):

	Year Ended January 31
	2003	2002	2001
	(In thousands, except per share amounts)
Net income—as reported	$17,707	$4,127	$11,863
Deduct: total stock-based compensation expense, net of income taxes of $309, $218 and $295, determined under fair value based method	(522)	(398)	(384)

Net income—pro forma	$17,185	$3,729	$11,479
Earnings per share:
Basic earnings per share—as reported	$1.55	$0.36	$1.02
Basic earnings per share—pro forma	$1.51	$0.33	$0.99
Diluted earnings per share—as reported	$1.45	$0.34	$0.97
Diluted earnings per share—pro forma	$1.41	$0.30	$0.94

        The pro forma effect on net income for the years ended January 31, 2003, 2002, and 2001 is not representative of the pro forma effect in future years because compensation expense related to grants made in prior years is not considered. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended January 31
	2003	2002	2001
Risk-free interest rate	4.5%	4.7%	6.7%
Expected volatility	40%	41%	36%
Expected dividend yield	2.9%	—	4.0%
Expected life (in years)	5	5	5
Weighted average fair value at date of grant	$4.55	$4.26	$2.84

Foreign Currency Translation

        The Company translates the balance sheets of its foreign subsidiaries using fiscal year-end exchange rates. The consolidated statements of income are translated using the average exchange rates for the period. The cumulative effect of such translations is included in shareholders' equity.

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

Revenue Recognition

        The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price to the customer is fixed or determinable and collectibility is reasonably assured. This generally occurs upon shipment of the Company's products.

Shipping and Handling Costs

        The Company incurs shipping, handling and other related costs for the shipment of goods to customers. These costs are recognized in the period in which the expenses occur and are classified as cost of goods sold. Amounts billed to customers for shipping, handling and related costs are reported as a component of net sales.

Warranty Obligations

        The Company records a liability on its consolidated balance sheet for costs related to certain warranties provided by the Company with the sales of its products. This liability is estimated through historical customer claims, product failure rates, material usage and service delivery costs incurred in correcting a product failure.

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

Research and Development Costs

        Research and development costs are expensed as incurred and are related to developing new products and to improving existing products or processes. These costs primarily include salaries, supplies, legal costs related to patents and design costs. The Company incurred research and development costs of $2.7 million, $2.5 million, and $2.9 million for the years ended January 31, 2003, 2002 and 2001, respectively.

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

        Accounts receivable are with a large number of customers, primarily equipment manufacturers and dealers, dispersed across a wide geographic base. No single customer accounts for more than 10% of the Company's consolidated net sales. The Company's consolidated net sales for the year ended January 31, 2003 to all original equipment manufacturers (OEM) customers were 32% of total net sales. This percentage is consistent with recent years. The Company performs on-going credit evaluations and does not require collateral. Allowances are maintained for potential credit losses when deemed necessary.

        See Note 13 for discussion of foreign currency forward exchange contracts.

Reclassifications

        Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation. Such reclassifications had no impact on results of operations or shareholders' equity.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and judgments made by management of the Company include matters such as the collectibility of accounts and notes receivable, realizability of deferred income tax assets, realizability of goodwill and long-lived assets, warranty liabilities, benefit plan assumptions and future costs of environmental matters.

Earnings Per Share

        Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if convertible securities or stock options were exercised or converted into common stock.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS 143, the Company will adopt this new accounting standard on February 1, 2003. The Company does not expect the adoption of SFAS 143 to have any material impact on the consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and broadens the presentation of discontinued operations currently permitted by Accounting Principles Board Opinion No. 30. The Company elected to adopt SFAS 144 in its fiscal year ended January 31, 2002, which required application as of February 1, 2001, the beginning of the fiscal year. The Company's hydraulic cylinder division met the criteria as a component of an entity in SFAS 144 and is presented in the Company's consolidated financial statements as discontinued operations. Accordingly, all prior periods presented were reclassified to reflect the division as a discontinued operation.

        In April 2002, the FASB issued SFAS No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company is required and plans to adopt the provisions of SFAS 145 by February 1, 2003. The Company does not expect the adoption of SFAS 145 to have any material impact on the consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146 (SFAS 146), "Accounting for Certain Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of SFAS 146 will impact the timing of the recognition of costs associated with an exit activity but is not expected to have a material impact on the consolidated financial statements.

        In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for the current fiscal year and the Company has included this information in Note 19 to the Company's consolidated financial statements. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation—Transition and Disclosure, Amendment of SFAS No. 123. This Statement provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123 (SFAS 123), "Accounting for Stock Based Compensation." Furthermore, SFAS 148 mandates new disclosures in both interim and year-end consolidated financial statements. The Company has elected not to adopt the recognition provisions of SFAS 123, as amended by SFAS 148. However, the Company has adopted the disclosure provisions for the current fiscal year and has included this information in Note 2 to the Company's consolidated financial statements.

        In January 2003, the FASB issued Financial Accounting Standards Boards Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIEs") created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual periods. The Company has not identified any VIEs for which it is the primary beneficiary or has significant involvement.

Note 3—Discontinued Operations

        On January 15, 2002, the Company sold substantially all of the assets of its hydraulic cylinder division, including manufacturing and sales operations in Beulaville, North Carolina and Cramlington,

Northumberland, United Kingdom to a new company, Precision Hydraulic Cylinders, Inc. (Precision), formed by BB&T Capital Partners, LLC and the former general manager of the hydraulic cylinder division. The sale of the hydraulic cylinder division was completed to allow the Company to pursue opportunities associated with its core materials handling products. In accordance with SFAS 144, the Company has presented the hydraulic cylinder division as discontinued operations since it represents a component of the Company, which can be distinguished both operationally and for financial reporting purposes.

        The Company completed the sale of the hydraulic cylinder division to Precision for approximately $13 million, net of assumed liabilities, and received cash of $3.25 million, notes receivable of $9 million (see Note 6) and a $700,000 receivable subject to adjustment based upon working capital levels at the sale date, which was collected during fiscal 2003. Terms of the notes receivable, which are collateralized by the assets of Precision, are described in Note 6. As a result of the sale, the Company incurred a $1.9 million pre-tax loss ($1.7 million after-tax) in the fourth quarter of fiscal 2002. The sale of the hydraulic cylinder division included $5.1 million of current assets, $9.8 million of property, plant and equipment and goodwill, $1.5 million of cumulative foreign currency translation adjustment and $2.1 million of assumed liabilities. Consolidated net sales of the hydraulic cylinder division for the fiscal years ended January 31, 2002 and 2001 were $31.7 million and $37.7 million, respectively.

        Under the terms of the sale, the Company made interim operating capital advances to Precision of $2.1 million during fiscal 2003. Interest on the advances was at the prime rate plus 1%. All operating advances were repaid to the Company by January 31, 2003. The Company's commitment to provide advances to Precision expired in fiscal 2003.

Note 4—Inventories

	January 31
	2003	2002
Finished goods and components	$20,211	$21,493
Work in process	968	865
Raw materials	9,252	8,459

	$30,431	$30,817

Note 5—Property, Plant and Equipment

	January 31
	2003	2002
	(In thousands)
Land	$4,621	$4,055
Buildings	39,150	34,546
Machinery and equipment	124,462	111,340

	168,233	149,941
Accumulated depreciation	(102,370)	(88,529)

	$65,863	$61,412

        Depreciation expense from continuing operations for the years ended January 31, 2003, 2002 and 2001, was $10.5 million, $10.3 million and $10.5 million, respectively.

Note 6—Notes Receivable

	January 31
	2003	2002
	(In thousands)
Note receivable from sale of hydraulic cylinder division (Note 3), interest payable at 7%, principal payable beginning in April 2003 through April 2007	$5,397	$4,623
Note receivable from sale of hydraulic cylinder division (Note 3), interest payable at the prime rate plus 1% (5.25% at January 31, 2003, 5.75% at January 31, 2002), principal payable beginning in April 2003 through April 2007	4,250	4,250
Note receivable from sale of industrial tire division	—	7,308

	9,647	16,181
Allowance for uncollectible notes	—	(7,308)

	9,647	8,873
Less current portion	(1,088)	—

Long term note receivable	$8,559	$8,873

        The notes receivable from the sale of the hydraulic cylinder division are collateralized by the accounts receivable, inventory and property, plant and equipment of Precision (Note 3). Terms of the note include dividend restrictions, covenants relating to leverage and fixed charge ratios and limitations on the Precision's overall level of indebtedness. The Company has the ability to accelerate payment of the notes upon an event of default as defined in the note agreements. All changes in the amounts of notes receivable from the sale of the hydraulic cylinder division between January 31, 2002 and 2003 relate exclusively to foreign currency fluctuations.

        In April 1999, the Company completed the sale of its industrial tire division to Maine Rubber Company (Maine Rubber). As partial consideration for the sale, the Company received a $7.3 million uncollateralized note receivable from Maine Rubber. The note receivable required quarterly interest payments at 8% and principal payments beginning in April 2003. In January 2002, Maine Rubber notified the Company that future interest and principal payments would be terminated due to restrictions placed by Maine Rubber's senior lender related to violations of financial covenants. The Company recorded an allowance of $7.3 million in the fourth quarter of fiscal 2002 against the balance of the Maine Rubber note receivable. During the fourth quarter of fiscal 2003, the Company received a $2.5 million payment from Maine Rubber in settlement of all interest and principal payments due under the note receivable. The payment has been recorded as a recovery of note receivable in the statement of income during fiscal 2003.

        Scheduled maturities of notes receivable are as follows, (in thousands):

Year ended January 31
2004	$1,088
2005	1,302
2006	1,616
2007	1,616
2008	4,025

$9,647

Note 7—Debt

	January 31
	2003	2002
	(In thousands)
Senior notes, interest at 6.92% payable currently, principal due annually through 2007	$62,500	$75,000
Mortgage note, interest at 6.7%	—	2,329
Capital lease obligations for equipment and other, weighted average interest (6.99% at January 31, 2003 and 11.29% at January 31, 2002), monthly payments through 2008	308	1,596

	62,808	78,925
Less current portion	(12,695)	(13,246)

Total long-term debt	$50,113	$65,679

        The Company's debt agreements contain covenants relating to net worth and leverage ratios. Borrowing arrangements currently in place with commercial banks provide lines of credit totaling $32.0 million, none of which were being used at January 31, 2003. The average interest rate on short-term borrowings was 1.38% at both January 31, 2003 and 2002.

        Future maturities of long-term debt are as follows (in thousands):

Year ended January 31
2004	$12,695
2005	12,613
2006	12,500
2007	12,500
2008	12,500

$62,808

Note 8—Income Taxes

	Year Ended January 31
	2003	2002	2001
	(In thousands)
Provision (benefit) for income taxes consisted of:
Current
Federal	$1,454	$1,544	$3,105
State	365	352	517
Foreign	6,266	3,249	4,446

	8,085	5,145	8,068

Deferred
Federal	4,811	(3,426)	517
State	358	(303)	81
Foreign	(2,774)	1,176	(131)

	2,395	(2,553)	467

Total provision for income taxes	10,480	2,592	8,535
Provision (benefit) from discontinued operations	—	(319)	1,044

Total provision from continuing operations	$10,480	$2,911	$7,491

Income from continuing operations before provision for income taxes was as follows:
United States	$17,349	$1,374	$12,645
Foreign	10,838	6,839	4,620

	$28,187	$8,213	$17,265

Reconciliation of the federal statutory rate to the effective tax rate from continuing operations is as follows:
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.1	0.2	2.4
Tax on foreign earnings	5.4	(14.4)	(1.5)
U.S. export sales	(0.4)	(1.4)	(0.5)
International financing	(4.2)	(14.7)	(7.1)
Net change in valuation allowance	(0.6)	32.9	13.0
Other	(0.1)	(2.2)	2.1

Effective tax rate	37.2%	35.4%	43.4%

        The components of deferred income tax assets and liabilities recorded on the consolidated balance sheet are as follows (in thousands):

	January 31
	2003	2002
Deferred tax assets:
Accruals	$1,929	$5,101
Environmental	3,875	4,748
Employee benefits	1,836	1,639
Foreign tax credits	10,143	10,776
Foreign net operating losses	6,126	3,260
Other	1,525	2,270

	25,434	27,794
Less: Valuation allowance	(5,564)	(5,183)

	19,870	22,611

Deferred tax liabilities:
Depreciation	(6,534)	(6,908)
Other	(747)	(719)

	(7,281)	(7,627)

Total net deferred tax asset	$12,589	$14,984

        The net deferred tax asset is presented in the Company's consolidated balance sheets as follows:

	January 31
	2003	2002
Deferred income taxes—current asset	$2,188	$5,930
Deferred income taxes—long-term asset	11,627	10,797
Deferred income taxes—long-term liability	(1,226)	(1,743)

	$12,589	$14,984

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Management considers taxable income in prior carryback years to the extent permitted under the tax law, scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

        The Company has recorded a valuation allowance as of January 31, 2003 and 2002, primarily for deferred tax assets related to certain foreign tax credits and foreign subsidiary net operating loss carryforwards. These foreign loss carryforwards have no expiration date and total $18.6 million at January 31, 2003. Based on the deferred tax assets at January 31, 2003 related to foreign net operating losses, net of the recorded valuation allowance, the Company will need to generate future taxable income of $10.2 million in various countries, primarily in Europe, to realize the assets. The Company believes it will be able to generate sufficient taxable income to realize the deferred tax assets, but changes in the Company's operations in these jurisdictions due to market and economic conditions could require the recording of an additional valuation allowance in the future.

        During the year ended January 31, 2003, management determined it was more likely than not that the Company would realize a $502,000 portion of its deferred tax assets related to net operating loss carryforwards of its Australian subsidiary for which a valuation allowance had previously been provided. Accordingly, the income tax expense attributed to continuing operations for the year ended January 31, 2003 includes a $502,000 tax benefit for the reduction of this valuation allowance. The remaining change in the valuation allowance for the year ended January 31, 2003 related to fluctuations in foreign currencies.

        The Company has recognized the benefit of U.S. foreign tax credit carryforwards of $182,000 which expire through January 31, 2007. A deferred tax asset, net of valuation allowance, of $7.9 million has also been recognized for U.S. foreign tax credits attributed to unrepatriated foreign earnings. Realization of this deferred tax asset is dependent on generating sufficient foreign-sourced U.S. taxable income. The five-year expiration does not begin until the foreign earnings are repatriated.

Note 9—Capital Stock

        During the year ended January 31, 1998, a Canadian subsidiary of the Company issued 1,100,000 exchangeable preferred shares in connection with the acquisition of Kenhar Corporation. Holders of the exchangeable preferred shares are entitled to voting rights of an equivalent number of the Company's common shares and are entitled to dividends equivalent to those declared and paid for like numbers of Cascade common stock. If preferred shares are tendered, the Company at its option may make a cash payment based upon the current market value of an equal number of common shares or may exchange an equal number of common shares for the preferred shares. A subsidiary of the Company repurchased 300,000 of these shares in connection with the sale of the mast business unit in January, 1999. During the year ended January 31, 2003, the holder of the preferred shares tendered 200,000 shares, for which the Company exchanged an equal number of common shares. At January 31, 2003 and 2002, the Company had 600,000 and 800,000 exchangeable preferred shares, respectively, issued and outstanding, which are presented as exchangeable preferred stock and minority interest on the Company's consolidated balance sheet.

        The Company is authorized to issue up to 200,000 shares of preferred stock with no par value. No shares of preferred stock were issued and outstanding at January 31, 2003 and 2002.

Note 10—Benefit Plans

        The Company sponsors a number of defined contribution plans. The Company matches employee contributions in varying degrees and also makes contributions to certain plans based on a percentage of employee wages. Company expense under these plans was $2.7 million, $2.9 million, and $2.8 million for the years ended January 31, 2003, 2002 and 2001, respectively.

        The Company has defined benefit plans covering certain non-U.S. employees. The Company's funding policy for defined benefit plans is to make annual contributions based on actuarially determined funding requirements. The pension benefits are based on years of service and average earnings over a specified five-year period of time.

        The Company provides health care benefits for retired employees. The Company is accruing the estimated future costs of providing postretirement benefits to eligible active employees during the employee's active service period. The Company's postretirement plan is not funded. The assumed health care cost trend used in measuring the accumulated postretirement benefit obligation was 13% in the first year decreasing to 5% over the next eight years, and then remaining at 5% thereafter. A one percentage point increase in the cost trend rates would increase the accumulated postretirement benefit obligation as of January 31, 2003 by $1,196,000 and net periodic postretirement benefit cost by $48,000.

Note 10—Benefit Plans (Continued)

        The status of defined benefit and postretirement benefit plans is summarized below:

	Year Ended January 31
	Defined Benefit			Postretirement Benefit
	2003	2002	2001	2003	2002	2001
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$5,563	$5,956	$5,616	$5,269	$4,961	$4,592
Service cost	129	150	208	84	90	84
Interest cost	347	317	287	357	350	334
Participant contributions	80	69	36	—	—	—
Amendments	—	—	—	(177)	—	—
Benefits paid	(207)	(220)	(166)	(406)	(337)	(369)
Actuarial (gain) or loss	509	(460)	(25)	4,789	205	320
Exchange rate changes	843	(249)	—	—	—	—

Benefit obligation at end of year	$7,264	$5,563	$5,956	$9,916	$5,269	$4,961

Change in plan assets:
Fair value of plan assets at beginning of year	$4,851	$5,382	$5,089	$—	$—	$—
Actual return on plan assets	(580)	(298)	158	—	—	—
Employer contributions	167	139	276	406	337	369
Participant contributions	80	69	76	—	—	—
Benefits paid	(207)	(220)	(216)	(406)	(337)	(369)
Exchange rate changes	715	(218)	—	—	—	—

Fair value of plan assets at end of year	$5,026	$4,854	$5,383	$—	$—	$—

Reconciliation of funded status:
Funded status	$(2,238)	$(709)	$(573)	$(9,916)	$(5,269)	$(4,961)
Unrecognized actuarial loss	2,511	978	836	6,213	1,757	1,701

Net amount recognized at year-end	$273	$269	$263	$(3,703)	$(3,512)	$(3,260)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$496	$406	$395	$—	$—	$—
Accrued benefit liability	(223)	(137)	(132)	(3,703)	(3,512)	(3,260)

Net amount recognized at year-end	$273	$269	$263	$(3,703)	$(3,512)	$(3,260)

Components of net periodic benefit cost:
Service cost	$131	$150	$208	$84	$90	$84
Interest cost	348	317	287	357	350	334
Expected return on plan assets	(391)	(350)	(344)	—	—	—
Recognized net actuarial loss	73	20	6	163	143	115

Net periodic benefit cost	$161	$137	$157	$604	$583	$533

Weighted-average assumptions
Discount rate	5.9%	6.0%	5.0%	6.5%	7.0%	7.3%
Expected long-term rate of return on plan assets	7.2%	7.2%	7.0%	N/A	N/A	N/A

Note 11—Stock Option Plan

      The Company has reserved 1,400,000 shares of common stock for the Cascade Corporation 1995 Senior Managers' Incentive Stock Option Plan (the Plan). The Plan permits the award of incentive stock options (ISO) to officers and key employees. Under the terms of the Plan, the purchase price of shares subject to each ISO granted must not be less than the fair market value on the date of grant. Accordingly, no compensation cost has been recognized under the Plan. Outstanding options vest after three or four years and are exercisable for ten years from the date of grant.

        A summary of the Plan's status at January 31, 2003, 2002, and 2001 together with changes during the periods then ended are presented in the following table:

	Shares	Weighted Average Price Per Share
Balance at January 31, 2000	406,779	$16.06
Granted	212,000	10.20
Exercised	(3,753)	15.81
Forfeited	(3,286)	12.30

Balance at January 31, 2001	611,740	14.05
Granted	315,428	10.32
Exercised	—	—
Forfeited	(85,627)	14.50

Balance at January 31, 2002	841,541	12.61
Granted	214,000	13.92
Exercised	(15,455)	12.49
Forfeited	(75,074)	13.42

Balance at January 31, 2003	965,012	12.84

        The following table summarizes information about fixed options outstanding at January 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price Range	Total Shares Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life	Number of Shares Exercisable	Weighted Average Exercise Price
$ 9.55-11.22	463,778	$10.31	8	157,445	$10.30
13.00-14.30	245,721	13.93	9	26,541	13.17
15.25-16.00	99,483	15.60	4	99,483	15.60
16.38-18.02	156,030	16.97	5	156,030	16.97

	965,012			439,499

Note 12—Earnings Per Share

        The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended January 31
	2003	2002	2001
Basic earnings per share:
Income from continuing operations	$17,707	$5,302	$9,774
Dividends paid on preferred shares of subsidiary	(60)	—	(160)

Income from continuing operations available to common shareholders	17,647	5,302	9,614
Income from discontinued operations, net of income taxes	—	485	2,089
Loss on sale of discontinued operations, net of income taxes	—	(1,660)	—

Net income available to common shareholders	$17,647	$4,127	$11,703

Weighted average shares of common stock outstanding	11,372	11,392	11,440

Continuing operations	$1.55	$0.47	$0.84
Discontinued operations	—	0.04	0.18
Loss on sale of discontinued operations	—	(0.15)	—

	$1.55	$0.36	$1.02

Diluted earnings per share:
Income from continuing operations available to common shareholders	$17,647	$5,302	$9,614
Effect of dilutive securities:
Dividends paid on preferred shares of subsidiary	60	—	160

Income from continuing operations	17,707	5,302	9,774
Income from discontinued operations, net of income taxes	—	485	2,089
Loss on sale of discontinued operations, net of income taxes	—	(1,660)	—

Net income	$17,707	$4,127	$11,863

Weighted average shares of common stock outstanding	11,372	11,392	11,440
Assumed conversion of exchangeable preferred stock	692	800	800
Dilutive effect of stock options	130	41	32

Diluted weighted average shares of common stock outstanding	12,194	12,233	12,272

Continuing operations	$1.45	$0.44	$0.80
Discontinued operations	—	0.04	0.17
Loss on sale of discontinued operations	—	(0.14)	—

	$1.45	$0.34	$0.97

        Earnings per share is based on the weighted average number of common shares and potentially dilutive shares outstanding during the period, computed using the treasury stock method. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options, as well as the assumed conversion of exchangeable preferred stock. For the years ended January 31, 2003, 2002 and 2001, 260,058 shares, 312,787 shares and 401,740 shares, respectively, of the Company's stock options were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options could be dilutive in the future.

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

        The Company purchases foreign currency forward exchange contracts with contract terms lasting up to six months, but generally less than one month, to protect against the adverse effects that exchange rate fluctuations may have on foreign currency denominated receivables and payables. These derivatives do not qualify for hedge accounting, in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The gains and losses on both the derivatives and the foreign currency denominated trade receivables and payables are recorded as transaction adjustments in current earnings thereby minimizing the effect on current earnings of exchange-rate fluctuations.

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

        At January 31, 2003, the Company had approximately $11.4 million of contracts in place to buy or sell foreign currency. The fair value of these contracts at January 31, 2003 is not material and is recorded in the Company's consolidated financial statements. The principal currencies hedged are denominated in Japanese yen, Canadian dollars, Euros and British pounds.

Note 14—Europe Restructuring

        The Company approved and initiated a restructuring plan for its European operations in the second quarter of fiscal 2001, which included the closure of a manufacturing facility in Vaggeryd, Sweden, the elimination of redundant distribution facilities in both Germany and France and the termination of employees at the Company's European headquarters in The Netherlands. The Company incurred $2.1 million in costs during fiscal 2001 related to its European restructuring efforts, which included $1.9 million primarily related to employee termination costs and $248,000 for inventory write downs. A total of 58 employees in sales, production and administrative positions in Europe were terminated as a result of the restructuring activities. All restructuring costs are included as a part of selling and administrative expenses, except for inventory write downs which are presented in cost of goods sold.

Note 15—Australia Restructuring and Goodwill Impairment

        The Company had incurred operating losses in Australia since 1998. In fiscal 2001, a restructuring plan was approved and initiated. The Company's restructuring activities in Australia included the consolidation of manufacturing plants into one remaining facility in Brisbane, reduction of distribution facilities, realignment of sales operations and the disposal of the tire and battery businesses. Total restructuring costs in Australia during fiscal 2001 were $2 million. These costs consisted of $1.3 million in inventory write downs, primarily for tires and batteries, $108,000 for employee termination costs and $534,000 in various asset write-offs and miscellaneous costs. The Company terminated 32 employees in sales, production and administrative positions in Australia related to the restructuring activities. The Company had substantially completed the planned restructuring activities in Australia as of January 31, 2001.

        Restructuring costs related to inventory write downs in Australia of $1.3 million are presented in the Company's Consolidated Statement of Income in cost of goods sold. All other restructuring costs are included as a part of selling and administrative expenses.

        During fiscal 2002, the Company continued to experience declining sales levels in Australia throughout the year. These declines occurred despite the fact that the Australian lift truck market was not experiencing the downturn in order rates that existed in North America and Europe. The Company made additional management changes and reduced its overall work force in Australia by 40% in the last half of fiscal 2002. The reduction in work force was needed to adjust the expense levels to accommodate much lower sales levels. In light of the significant trends impacting our Australian operations and expected future growth rates, the Company performed an assessment of the carrying value of goodwill and long-lived assets in Australia as part of our review of financial results in the fourth quarter of fiscal 2002. The conclusion of the assessment was that the decline in the Australian operations was significant and other than temporary. As a result, the Company recorded a $5.1 million write down of goodwill to fair value in the fourth quarter of fiscal 2002 related to its operations in Australia. Fair value was determined based on discounted future cash flows. The assumptions supporting the estimated future cash flows reflect management's best estimates. The Company has $3.0 and $3.1 million of goodwill remaining on its consolidated balance sheet at January 31, 2003 and 2002, respectively, related to its Australian operations. During fiscal 2003, the Company's Australian operations were profitable.

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

        The Company is currently engaged in ongoing environmental remediation efforts at both its Fairview, Oregon and Springfield, Ohio manufacturing facilities. Current estimates provide for some level of remediation activities in Fairview through 2027 and Springfield through 2010. Costs of certain remediation activities at the Fairview facility are shared with The Boeing Company, with Cascade paying 70% of actual remediation costs. The Company has recorded a liability for the ongoing remediation efforts at its Fairview and Springfield facilities and certain environmental litigation of $10.2 million and $12.5 million at January 31, 2003 and 2002, respectively.

        On November 6, 2002, the Company and The Boeing Company entered into a settlement agreement with the City of Portland, Oregon (City) resolving litigation brought by the City in 1999 alleging damages arising from the proximity of groundwater contamination in the area of their respective plants to a City water well field. The defendants agreed to pay the City $6.2 million, of which the Company's share was $3.6 million. The Company accrued a $1.5 million charge related to the litigation during the year ended January 31, 2002, and has recorded a charge of approximately $2.1 million in the year ended January 31, 2003, related to the settlement. The Company paid the $3.6 million settlement in November 2002.

        On April 22, 2002, the Circuit Court of the State of Oregon for Multnomah County entered judgment in the Company's favor for approximately $1.6 million in an action originally brought in 1992 against several insurers to recover various expenses incurred in connection with environmental litigation and related proceedings. The judgment is against two non-settling insurers. Additionally, the judgment requires one of the insurers to defend the Company in suits alleging liability because of groundwater contamination emanating from its Fairview plant and requires the two insurers to pay approximately 4% of any liability imposed against the Company by judgment or settlement on or after March 1, 1997 on account of such contamination. The Company and the insurers have appealed the judgment. The Company has not recorded any amounts that may be recovered from the two insurers in its consolidated financial statements.

Lease Commitments

        The Company leases certain of its facilities and equipment under noncancelable operating leases. Rent expense for the years ended January 31, 2003, 2002 and 2001 totaled $1.4 million, $3.4 million and $4.7 million, respectively. Future minimum rental commitments under these leases as of January 31, 2003 are as follows (in thousands):

2004	$1,270
2005	1,002
2006	783
2007	651
2008	565
Thereafter	1,152

Lease Guarantee

        As discussed in Note 3, the Company sold its hydraulic cylinder division to Precision on January 15, 2002. Under the terms of the sale, the Company assigned to Precision an operating lease related to a manufacturing facility in Beulaville, North Carolina. The Company is a guarantor on the lease in the event Precision fails to comply with the lease terms. The lease requires payments by Precision of approximately $21,000 per month through November 2007. In the event Precision defaults under the lease, the Company can seek to recover losses related to the guarantee by pursuing its remedies under agreements securing payment of amounts receivable from Precision.

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

Note 17—Fair Value of Financial Assets and Liabilities

        The fair value of the Company's financial instruments represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount of the Company's cash and cash equivalents, trade receivables and payables and notes payable to banks approximates fair value due to the short maturity of these instruments. Fair value of long-term debt is estimated based either on quoted market prices for similar issues or on current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company's exchangeable preferred stock cannot be estimated. The estimated fair values of the Company's financial liabilities for which the carrying amount does not approximate fair value is as follows:

	January 31
	2003		2002
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(In thousands)
Long-term debt, including current portion	$68,285	$62,808	$82,570	$78,925

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

        Revenues and operating results are classified according to the country of origin. Identifiable assets are attributed to the geographic location in which they are located. Net sales, operating results and identifiable assets by geographic region were as follows (in thousands):

	Year Ended January 31
2003	North America	Europe	Other	Eliminations	Consolidation
Sales to unaffiliated customers	$162,774	$60,404	$35,651	$—	$258,829
Transfers between areas	12,754	947	80	(13,781)	—

Net sales	$175,528	$61,351	$35,731	$(13,781)	$258,829
Income (loss) from continuing operations	$15,347	$(1,186)	$3,546		$17,707
Identifiable assets	$157,521	$74,162	$30,634		$262,317
	Year Ended January 31
2002	North America	Europe	Other	Eliminations	Consolidation
Sales to unaffiliated customers	$160,883	$59,470	$32,362	$—	$252,715
Transfers between areas	14,032	675	115	(14,822)	—

Net sales	$174,915	$60,145	$32,477	$(14,822)	$252,715
Income (loss) from continuing operations	$7,144	$342	$(2,184)		$5,302
Identifiable assets	$155,546	$64,119	$27,621		$247,286
	Year Ended January 31
2001	North America	Europe	Other	Eliminations	Consolidation
Sales to unaffiliated customers	$194,677	$68,577	$38,104	$—	$301,358
Transfers between areas	16,200	352	271	(16,823)	—

Net sales	$210,877	$68,929	$38,375	$(16,823)	$301,358
Income (loss) from continuing operations	$11,975	$(400)	$(1,801)		$9,774
Identifiable assets	$173,559	$77,381	$31,680		$282,620

Note 19—Warranty Obligations

        The Company's warranty obligations, which are recorded in other accrued expenses on the consolidated balance sheet, are as follows:

	January 31
	2003	2002
	(In thousands)
Beginning obligation	$1,671	$944
Accruals for warranties issued during the year	1,705	2,719
Accruals for pre-existing warranties	(35)	365
Settlements during the year	(2,019)	(2,357)

Ending obligation	$1,322	$1,671

Note 20—Related Parties

        The Company paid fees for legal services in the ordinary course of business, including environmental litigation, to a firm in which a director is a partner. These fees totaled $317,000, $409,000 and $2.4 million for the years ended January 31, 2003, 2002 and 2001, respectively.

Note 21—Goodwill

        The following presents the adjusted earnings per share, excluding the effect of goodwill amortization, which was eliminated in fiscal 2003 in accordance with SFAS 142, in the years ended January 31, 2002 and 2001 (in thousands, except per share amounts):

	Year ended January 31
	2003	2002	2001
Basic earnings per share:
Income from continuing operations available to common shareholders	$17,647	$5,302	$9,614
Goodwill amortization, net of income taxes of $0, $1,671 and $2,039	—	2,728	3,327

Adjusted income from continuing operations available to common shareholders	$17,647	$8,030	$12,941

Reported basic earnings per share from continuing operations	$1.55	$0.47	$0.84
Goodwill amortization, net of income taxes	—	0.23	0.29

Adjusted basic earnings per share from continuing operations	$1.55	$0.70	$1.13

Diluted earnings per share:
Income from continuing operations	$17,707	$5,302	$9,774
Goodwill amortization, net of income taxes of $0, $1,671 and $2,039	—	2,728	3,327

Adjusted income from continuing operations	$17,707	$8,030	$13,101

Reported diluted earnings per share	$1.45	$0.44	$0.80
Goodwill amortization, net of income taxes	—	0.22	0.27

Adjusted diluted earnings per share from continuing operations	$1.45	$0.66	$1.07

Breakdown of goodwill by geographic region (in thousands):	January 31, 2003	January 31, 2002
North America	$49,459	$47,437
Europe	6,708	5,532
Other	3,188	3,208

	$59,355	$56,177

        The change in the amount of goodwill between January 31, 2003 and 2002 relates exclusively to fluctuations in foreign currencies.

Note 22—Subsequent Event

        On March 31, 2003, the Company completed the acquisition of FEMA Forks GmbH (FEMA), a supplier of forks based in Hagen, Germany. The aggregate purchase price for the acquisition was $5.3 million, which included the assumption of liabilities and payment of debt.

Note 23—Supplementary Quarterly Financial Information (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share amounts)
Year ended January 31, 2003
Net sales	$59,942	$64,272	$70,241	$64,374
Gross profit	$21,063	$21,799	$24,943	$21,269
Net income	$4,220	$4,458	$4,418	$4,611
Net income per share:
Basic	$0.37	$0.39	$0.39	$0.40
Diluted	$0.35	$0.36	$0.36	$0.38
Year ended January 31, 2002
Net sales	$70,356	$67,039	$62,409	$52,911
Gross profit	$24,700	$22,475	$20,908	$16,617
Net income (loss)	$4,928	$4,140	$3,621	$(8,562)
Net income (loss) per share:
Basic	$0.43	$0.36	$0.32	$(0.76)
Diluted	$0.40	$0.34	$0.30	$(0.76)

Cascade Corporation

Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Years ended January 31:
2003
Allowance for doubtful accounts and notes	$8,658	$451	$(7,308)	$1,801
Valuation allowances—deferred tax assets	$5,183	$567	$(186)	$5,564
2002
Allowance for doubtful accounts and notes	$1,574	$7,308	$(224)	$8,658
Valuation allowances—deferred tax assets	$3,040	$2,143	$—	$5,183
2001
Allowance for doubtful accounts	$1,511	$1,189	$(1,126)	$1,574
Valuation allowances—deferred tax assets	$791	$2,249	$—	$3,040

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The definitive Proxy Statement to be filed on or before April 25, 2003, is incorporated by reference.

        Information regarding our executive officers is set forth in Part I, Item 1 of this report.

Item 11.    Executive Compensation

        The definitive Proxy Statement to be filed on or before April 25, 2003, is incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The definitive Proxy Statement to be filed on or before April 25, 2003, is incorporated by reference.

Item 13.    Certain Relationships and Related Transactions

        The definitive Proxy Statement to be filed on or before April 25, 2003, is incorporated by reference.

Item 14.    Controls and Procedures

        The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Index to Financial Statements

(a)	1.	Consolidated Financial Statements
			Page
		Report of Independent Accountants	19
		Consolidated Financial Statements:
		Statements of Income for each of the three years in the period ended January 31, 2003	21
		Balance Sheets at January 31, 2003 and 2002	22
		Statements of Changes in Shareholders' Equity for each of the three years in the period ended January 31, 2003	23
		Statements of Cash Flows for each of the three years in the period ended January 31, 2003	24
		Notes to Consolidated Financial Statements	25
	2.	Financial Statement Schedules for each of the three years ended January 31, 2003, 2002 and 2001.
		Valuation and Qualifying Accounts	47

The individual financial statements of the registrant and its subsidiaries have been omitted since the registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together exceed 5% of the total consolidated assets at January 31, 2003, except indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the year of its origination.

          3.    Exhibits

3.1	Articles of Incorporation filed with the Commission May 28, 1965.(1)
3.2	Amendment to Articles of Incorporation filed in Proxy Statement for Annual Meeting of Shareholders May 12, 1987, filed with the Commission April 14, 1988.(1)
3.3	Amendment to Articles of Incorporation filed in Proxy Statement for Annual Meeting of Shareholders May 9, 1989, filed with the Commission April 27, 1990.(1)
3.4	Amendment to Articles of Incorporation included in the Proxy Statement for Annual Meeting of Shareholders May 13, 1997, filed with the Commission April 13, 1997.(1)
3.5	Bylaws, as amended.
10.1	Severance Agreement dated May 25, 2000, with Richard S. Anderson, filed as Exhibit 3 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)
10.2	Severance Agreement dated May 25, 2000, with Terry H. Cathey, filed as Exhibit 2 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)
10.3	Severance Agreement dated May 25, 2000, with Robert C. Warren, Jr., filed as Exhibit 1 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)
10.4	1999 Amendment and Restatement of the Cascade Corporation 1995 Senior Managers' Incentive Stock Option Plan filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-103581) filed the Commission on March 4, 2003.(1)(2)
21	Subsidiaries of the registrant.
23	Consent of PricewaterhouseCoopers LLP, Independent Accountants
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert C. Warren, Jr., Chief Executive Officer
99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Richard S. Anderson, Chief Financial Officer

(1)
Incorporated by reference.

(2)
Indicates management contract or compensatory plan or arrangement.

(b)    Reports on Form 8-K

        The Company filed a report on Form 8-K dated November 8, 2002, which disclosed the settlement of the Company's litigation with the City of Portland, Oregon.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, CASCADE CORPORATION has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE CORPORATION
By:
/s/ RICHARD S. ANDERSON Richard S. Anderson Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ ROBERT C. WARREN, JR. Robert C. Warren, Jr.	President and Chief Executive Officer, Director	April 21, 2003 Date
/s/ RICHARD S. ANDERSON Richard S. Anderson	Senior Vice President and Chief Financial Officer, (Principal Financial and Accounting Officer)	April 21, 2003 Date
/s/ JAMES S. OSTERMAN James S. Osterman	Director	April 21, 2003 Date
/s/ C. CALVERT KNUDSEN C. Calvert Knudsen	Director	April 21, 2003 Date
/s/ NICHOLAS R. LARDY Nicholas R. Lardy	Director	April 21, 2003 Date
/s/ DUANE C. MCDOUGALL Duane C. McDougall	Director	April 21, 2003 Date
/s/ JACK B. SCHWARTZ Jack B. Schwartz	Director	April 21, 2003 Date
/s/ HENRY W. WESSINGER II Henry W. Wessinger II	Director	April 21, 2003 Date
/s/ NANCY A. WILGENBUSCH Nancy A. Wilgenbusch	Director	April 21, 2003 Date

Certifications Pursuant to
Section 302 of
The Sarbanes-Oxley Act of 2002

I, Robert C. Warren, Jr., certify that:

1.
I have reviewed this annual report on Form 10-K of Cascade Corporation,

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 21, 2003 /s/ ROBERT C. WARREN, JR. Robert C. Warren, Jr. President and Chief Executive Officer

Certifications Pursuant to
Section 302 of
The Sarbanes-Oxley Act of 2002

I, Richard S. Anderson, certify that:

1.
I have reviewed this annual report on Form 10-K of Cascade Corporation,

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 21, 2003 /s/ RICHARD S. ANDERSON
Richard S. Anderson Senior Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
COMPARISON OF FISCAL 2003 AND FISCAL 2002
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
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
Certifications Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002