Form 10-Q
period 2003-04-30
CASCADE CORP
filed 2003-06-11
CIK 18061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2003

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

Registrant’s telephone number, including area code: (503) 669-6300

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

The number of shares outstanding of the registrant’s common stock as of June 3, 2003 was 11,998,300.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASCADE CORPORATION
CONSOLIDATED BALANCE SHEET
(in thousands, except per share data)

	April 30 2003	January 31 2003
	(unaudited)
ASSETS
Current assets:
Cash	$24,982	$29,501
Marketable securities	5,503	—
Accounts receivable, less allowance for doubtful accounts of $1,687 and $1,801	51,941	42,784
Inventories	30,155	30,431
Deferred income taxes	2,267	2,188
Income taxes receivable	2,082	3,727
Notes receivable, current portion	1,120	1,088
Prepaid expenses and other	3,221	4,279
Total current assets	121,271	113,998
Property, plant and equipment, net	68,528	65,863
Goodwill	63,444	59,355
Notes receivable, net	8,286	8,559
Deferred income taxes	11,710	11,627
Other assets	3,082	2,915
Total assets	$276,321	$262,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$925	$1,043
Current portion of long-term debt	12,695	12,695
Accounts payable	15,951	13,763
Accrued payroll and payroll taxes	5,843	5,687
Accrued environmental expenses	808	808
Other accrued expenses	11,470	8,801
Total current liabilities	47,692	42,797
Long-term debt	49,987	50,113
Accrued environmental expenses	9,214	9,389
Deferred income taxes	1,311	1,226
Other liabilities	6,141	5,514
Total liabilities	114,345	109,039

Exchangeable convertible preferred stock and minority interest	4,265	8,530
Shareholders’ equity:
Common stock, $.50 par value, 20,000 authorized shares; 11,698 and 11,398 shares issued and outstanding	5,849	5,699
Additional paid-in capital	5,583	1,468
Retained earnings	156,099	151,925
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustments	(9,820)	(14,344)
Total shareholders’ equity	157,711	144,748
Total liabilities and shareholders’ equity	$276,321	$262,317

The accompanying notes are an integral part of this statement.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(unaudited—in thousands, except per share data)

	Three Months Ended April 30
	2003	2002
Net sales	$68,934	$59,942
Cost of goods sold	46,223	38,879
Gross profit	22,711	21,063

Selling and administrative expenses	14,649	13,303

Operating income	8,062	7,760

Interest expense	(1,160)	(1,465)
Interest income	268	374
Other income (expense), net	732	(177)

Income before provision for income taxes	7,902	6,492
Provision for income taxes	2,529	2,272
Net income	5,373	4,220

Dividends paid on preferred shares of subsidiary	(30)	—
Net income applicable to common shareholders	$5,343	$4,220

Basic earnings per share	$0.46	$0.37
Diluted earnings per share	$0.44	$0.35

Basic weighted average shares outstanding	11,588	11,292
Diluted weighted average shares outstanding	12,147	12,209

The accompanying notes are an integral part of this statement.

CASCADE CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited—in thousands)

	Three Months Ended April 30
	2003	2002

Cash flows from operating activities:
Net income	$5,373	$4,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,895	2,494
Deferred income taxes	(77)	—
Loss (gain) on disposition of assets	(104)	93
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(7,583)	(5,421)
Inventories	878	275
Prepaid expenses and other	1,584	(1,314)
Accounts payable and accrued expenses	1,295	4,852
Accrued environmental expenses	(175)	(211)
Other liabilities	3,008	125
Net cash provided by operating activities	7,094	5,113
Cash flows from investing activities:
Capital expenditures	(3,088)	(720)
Proceeds from sale of assets	577	—
Business acquisitions	(3,585)	—
Purchase of marketable securities	(5,503)	(4,500)
Other assets	405	2
Net cash used in investing activities	(11,194)	(5,218)
Cash flows from financing activities:
Payments on long-term debt	(126)	(201)
Notes payable to banks, net	(118)	35
Repurchase of common stock	—	37
Cash dividends paid	(1,199)	—
Net cash used in financing activities	(1,443)	(129)
Effect of exchange rate changes	1,024	964
Increase (decrease) in cash and cash equivalents	(4,519)	730
Cash and cash equivalents at beginning of year	29,501	25,611
Cash and cash equivalents at end of period	$24,982	$26,341

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$72	$109
Income taxes	$713	$1,143

Supplemental disclosure of noncash information:
Conversion of exchangeable preferred stock to common stock	$4,265	$—

The accompanying notes are an integral part of this statement.

CASCADE CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited—in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Annual Comprehensive Income
	Shares	Amount
Balance at January 31, 2003	11,398	$5,699	$1,468	$151,925	$(14,344)

Net income	—	—	—	5,373	—	$5,373
Dividends ($.10 per share)	—	—	—	(1,199)	—	—
Exchangeable convertible preferred stock converted to common shares	300	150	4,115	—	—	—
Translation adjustment	—	—	—	—	4,524	4,524

Balance at April 30, 2003	11,698	$5,849	$5,583	$156,099	$(9,820)	$9,897

The accompanying notes are an integral part of this statement.

CASCADE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Interim Financial Information

The accompanying consolidated financial statements of Cascade Corporation (the Company) for the interim periods ended April 30, 2003 and 2002 are unaudited.  In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the results of operations for those interim periods.  Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements.  Therefore, these statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

Note 2—Segment Information

The following presents segment information (in thousands):

	North America	Europe	Other	Eliminations	Consolidation
For the three months ended April 30, 2003
Net sales to unaffiliated customers	$40,512	$18,760	$9,662	$—	$68,934
Transfers between areas	3,692	416	4	(4,112)	—
Gross sales	$44,204	$19,176	$9,666	$(4,112)	$68,934
Net income	$4,048	$459	$866	$—	$5,373
Identifiable assets	$157,887	$87,941	$30,493	$—	$276,321
For the three months ended April 30, 2002
Net sales to unaffiliated customers	$38,972	$13,336	$7,634	$—	$59,942
Transfers between areas	5,580	4,665	174	(10,419)	—
Gross sales	$44,552	$18,001	$7,808	$(10,419)	$59,942
Net income (loss)	$3,850	$(132)	$502	$—	$4,220
Identifiable assets	$161,795	$68,391	$28,923	$—	$259,109

The breakdown of goodwill by geographic region at April 30 and January 31, 2003 is provided in the table below.  The change in balances between periods is primarily due to fluctuations in foreign currencies.

	April 30, 2003	January 31, 2003
	(In thousands)
Breakdown of goodwill by geographic region:
North America	$52,429	$49,459
Europe	7,835	6,708
Other	3,180	3,188
	$63,444	$59,355

Note 3—Marketable Securities

Marketable securities consist of asset-backed notes issued by various state agencies throughout the United States and guaranteed by the United States or state governments or agencies.  The Company has classified the notes as current assets in its consolidated balance sheet and considers these assets trading securities.

Note 4—Inventories

	April 30, 2003	January 31, 2003
	(In thousands)
Finished goods and components	$21,021	$20,211
Work in process	805	968
Raw materials	8,329	9,252
	$30,155	$30,431

Note 5—Stock Based Compensation

The Company accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” which permits the use of intrinsic value accounting.  No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to the market price of the underlying common stock on the date of grant.  The Company has adopted disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure-an Amendment of FASB Statement No. 123.”

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended April 30
	2003	2002

Net income—as reported	$5,373	$4,220
Deduct: total stock-based compensation expense, net of income taxes of $66 and $73, determined under fair value based method	(140)	(135)
Net income—pro forma	$5,233	$4,085

Basic earnings per share—as reported	$0.46	$0.37
Basic earnings per share—pro forma	$0.45	$0.36
Diluted earnings per share—as reported	$0.44	$0.35
Diluted earnings per share—pro forma	$0.43	$0.33

Note 6—Contingencies

The Company is subject to environmental laws and regulations, which include obligations to remove or mitigate environmental effects of past disposal and release of certain wastes and substances at various sites.  The Company records liabilities for affected sites when environmental assessments indicate probable cleanup will be required and the costs can be reasonably estimated.  Other than for costs of assessments themselves, the timing and amount of these liabilities is generally based on the Company’s commitment to a formal plan of action, such as an approved remediation plan.  The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation and reevaluation of the degree of remediation required.  The Company adjusts its liabilities as new remediation requirements are defined, as information becomes available permitting reasonable estimates to be made and to reflect new and changing facts.  At April 30, 2003 and January 31, 2003, the Company has recorded accrued environmental expenses totaling $10.0 million and $10.2, respectively.  Unasserted claims are not reflected in the Company’s environmental remediation liabilities.

On April 22, 2002, the Circuit Court of the State of Oregon for Multnomah County entered judgment in the Company’s favor for approximately $1.6 million in an action originally brought in 1992 against several insurers to recover various expenses incurred in connection with environmental litigation and related proceedings.  The judgment is against two non-settling insurers.  Additionally, the judgment requires one of the insurers to defend the Company in suits alleging liability because of groundwater contamination emanating from its Fairview plant and requires the two insurers to pay approximately 4% of any liability imposed against the Company by judgment or settlement on or after March 1, 1997 on account of such contamination.  The Company and the insurers have appealed the judgment.  The Company has not recorded any amounts that may be recovered from the two insurers in its consolidated financial statements.

Note 7—Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended April 30
	2003	2002

Basic earnings per share:
Net income	$5,373	$4,220
Preferred stock dividends	(30)	—
Net income applicable to common shareholders	$5,343	$4,220

Weighted average shares of common stock outstanding	11,588	11,292
	$0.46	$0.37

Diluted earnings per share:
Net income applicable to common shareholders	$5,343	$4,220
Preferred stock dividends	30	—
Net income	$5,373	$4220

Weighted average shares of common stock outstanding	11,588	11,292
Assumed conversion of exchangeable preferred stock	410	800
Dilutive effect of stock options	149	117
Diluted weighted average shares of common stock outstanding	12,147	12,209
	$0.44	$0.35

Earnings per share is based on the weighted average number of common shares and potentially dilutive shares outstanding during the period, computed using the treasury stock method.  Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options, as well as the assumed conversion of exchangeable preferred stock.  For the three month periods ended April 30, 2003 and 2002, 256 shares and 276 shares, respectively, of the Company’s stock options were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options could be dilutive in the future.

Note 8—Subsequent Event

The Company sold its hydraulic cylinder division, which included a manufacturing facility in Cramlington, Northumberland, United Kingdom and equipment in a leased facility in Beulaville, North Carolina, to Precision Cylinders, Inc. (Precision) on January 15, 2002.  Under the terms of the sale the Company received notes receivable collateralized by the assets of Precision.  On May 12, 2003, the Company was notified that a fire had destroyed Precision’s factory in Cramlington, United Kingdom.  Based on preliminary information the entire factory will be considered a loss.  As required under the terms of the notes the Company is named as the payee on Precision’s insurance policy.  At April 30, 2003, the notes receivable balance from Precision was $9.4 million.  The Company believes that the notes receivable will be fully realized.

Note 9—Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149 (SFAS 149) “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149, which amends and clarifies existing accounting pronouncements, addresses financial accounting and reporting for derivative or other hybrid instruments.  This Statement requires that contracts with comparable characteristics be accounted for similarly.  This Statement is effective for contracts entered into or modified after June 30, 2003.  The Company does not expect the adoption of SFAS 149 to have any material impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 (SFAS 150) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 addresses financial accounting and reporting financial instruments with characteristics of both liabilities and equity.  This Statement requires that an issuer classify a financial instrument that is within its scope as a liability or asset, as appropriate.  This Statement is effective for financial instruments entered into or modified after May 31,

2003.  The Company does not expect the adoption of SFAS 150 to have any material impact on the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references to fiscal periods are defined as periods ending in the year ending January 31, 2003 (fiscal 2003) and year ending January 31, 2004 (fiscal 2004).

Comparison of First Quarter of Fiscal 2004 and 2003

Consolidated net income increased to $5.4 million ($0.44 per share) in the first quarter ending April 30, 2003 from $4.2 million ($0.35 per share) in the first quarter ending April 30, 2002.  Consolidated net sales for the first quarter of fiscal 2004 were $68.9 million in comparison with $59.9 million for the first quarter of fiscal 2003.  Net income as a percentage of consolidated net sales was 7.8% in the first quarter of fiscal 2004 as compared to 7.0% in the first quarter of fiscal 2003.

The 15% increase in the Company’s net sales for the first quarter of fiscal 2004 as compared to fiscal 2003 reflects stronger sales activity in all major markets and the strengthening of foreign currencies against the US dollar.  Foreign currency fluctuations accounted for approximately 8% of the first quarter increase in consolidated net sales.

Net sales to unaffiliated customers in the first quarter of fiscal 2004 in North America increased 4.0% in comparison with the first quarter of fiscal 2003.  Overall lift truck industry shipments in North America for the first quarter of fiscal 2004 increased approximately 16% above shipment levels in the comparable period of fiscal 2003, but were approximately 7% below industry shipments in the fourth quarter of fiscal 2003.  Although first quarter 2004 industry shipments have decreased from the prior quarter, the North American market has continued at a level of activity above that experienced in fiscal 2002.  Historically, the Company has found that changes in the level of its net sales in North America do not correspond directly to the percentage changes in lift truck industry shipments, but industry statistics do provide a strong indicator of the direction of business activity in the Company’s North American markets.

The Company’s net sales to unaffiliated customers in Europe increased 40.7% in the first quarter of fiscal 2004 as compared to the comparable quarter in fiscal 2003.  Excluding the impact of foreign currency changes, European sales to unaffiliated customers increased 15.9% in the first quarter of fiscal 2004 as compared to the prior year.  The increase is due to stronger overall order activity.  Overall the European lift truck market activity from quarter to quarter continues to be unpredictable.

The Company’s remaining net sales to unaffiliated customers are primarily in Asia and Australia.  In the first quarter of fiscal 2004, net sales increased 26.6% as compared to the comparable fiscal 2003 quarter.  This increase is primarily attributable to higher sales levels in China.

The Company’s gross profit percentage was 32.9% in the first quarter of fiscal 2004, which was lower than the 35.1% gross profit percentage experienced in the first quarter of fiscal 2003.  The decrease in the gross margin percentage is largely the result of product mix in North America.

The Company’s selling and administrative expenses increased 10.1% in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003.  Approximately 8% of the increase is due to changes in foreign currencies.  The remaining increase is due to slightly higher spending with the increased sales levels in the first quarter of fiscal 2004.  As a percentage of net sales, selling and administrative expenses were 21.2% in the first quarter of 2004 and 22.2% in the first quarter of fiscal 2003.

Interest expense in the first quarter of fiscal 2004 was $1.2 million as compared to $1.5 million in the first quarter of fiscal 2003.  The decrease is the result of lower overall debt levels in fiscal 2004 as compared to the prior year period.

Other income of $732,000 in the first quarter of 2004 includes foreign currency gains, the gain on the sale of a building in Germany and the elimination of remaining liabilities from the sale of the Company’s cylinder division.

The effective tax rates for the first quarters of fiscal 2004 and 2003 were 32% and 35%, respectively.  The decrease in the effective tax rate in fiscal 2004 is primarily due to the utilization of foreign tax benefits realized in prior years but not recognized.  To a lesser extent the effective rate decreased due to higher earnings in low tax rate jurisdictions, primarily China, and to lower statutory tax rates in Canada.

Liquidity and Capital Resources

During the three months ended April 30, 2003, the Company generated $7.1 million in cash from operations as compared to $5.1 million for the three months ended April 30, 2002.  The increase in cash provided by operations is due primarily to a higher level of net income.  The net change in operating assets and liabilities was not significant.  Cash and cash equivalents at April 30, 2003 and

January 31, 2003, totaled $25.0 million and $29.5 million, respectively.

At April 30, 2003, the Company held marketable securities totaling $5.5 million.  These securities consist of asset-backed notes issued by various state agencies throughout the United States and guaranteed by the United States or state governments and agencies.  The notes are long-term instruments maturing through 2022; however, the interest rates and maturities are reset approximately every month, at which time the Company can sell the notes.  Accordingly, the Company has classified the notes as short-term in its consolidated balance sheet.  Tax-free interest rates on the notes range from  .75% to 1.0%, per annum.

Total outstanding debt at April 30, 2003 was $62.7 million as compared to $62.8 million at January 31, 2003.  The Company’s debt to equity ratio at April 30, 2003 decreased to ..40 to 1 from .43 to 1 at January 31, 2003.  Any additional payments to prepay outstanding debt balances in advance of scheduled maturity dates are subject to significant penalties.  As of April 30, 2003, the Company had available short-term lines of credit with commercial banks totaling $32 million.  The Company believes its available cash, cash flows from operations and credit facilities are more than sufficient to meet its short-term requirements.

In the first quarter of 2004, the holder of the Company’s exchangeable preferred stock tendered 300,000 shares of exchangeable preferred stock into 300,000 shares of common stock.  This non-cash transaction resulted in a reclassification of $4.3 million from exchangeable preferred stock into common stock and additional paid-in capital and had no effect on earnings per share.

On March 31, 2003 the Company completed the acquisition of FEMA Forks GmbH (FEMA), a supplier of forks based in Hagen, Germany.  The aggregate purchase price was $5.3 million.  Net of assumed liabilities the cash paid for FEMA was $3.6 million.

Capital expenditures for the three months ended April 30, 2003, excluding the FEMA acquisition, were $3.1 million compared with $720,000 during the corresponding period in the prior year.  Excluding acquisitions, the Company expects fiscal 2004 capital expenditures to be consistent with fiscal 2003.  The Company plans to use cash flows from operations and existing credit facilities to fund current year capital expenditures.

During the three months ended April 30, 2003, the U.S. dollar weakened against the major currencies included in the Company’s consolidated financial statements.  As a result, the cumulative translation adjustment increased shareholders’ equity by $4.5 million for the three months ended April 30, 2003.

The Company sold its hydraulic cylinder division, which included a manufacturing facility in Cramlington, Northumberland, United Kingdom and equipment in a leased facility in Beulaville, North Carolina, to Precision Cylinders, Inc. (Precision) on January 15, 2002.  Under the terms of the sale the Company received notes receivable collateralized by the assets of Precision.  On May 12, 2003, the Company was notified that a fire had destroyed Precision’s factory in Cramlington, United Kingdom.  Based on preliminary information the entire factory will be considered a loss.  As required under the terms of the notes, the Company is named as the payee on Precision’s insurance policy.  At April 30, 2003, the notes receivable balance from Precision was $9.4 million.  The Company believes that the notes receivable will be fully realized.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149 (SFAS 149) “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149, which amends and clarifies existing accounting pronouncements, addresses financial accounting and reporting for derivative or other hybrid instruments.  This Statement requires that contracts with comparable characteristics be accounted for similarly.  This Statement is effective for contracts entered into or modified after June 30, 2003.  The Company does not expect the adoption of SFAS 149 to have any material impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 (SFAS 150) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 addresses financial accounting and reporting financial instruments with characteristics of both liabilities and equity.  This Statement requires that an issuer classify a financial instrument that is within its scope as a liability or asset, as appropriate.  This Statement is effective for financial instruments entered into or modified after May 31, 2003.  The Company does not expect the adoption of SFAS 150 to have any material impact on the consolidated financial statements.

Forward-Looking Statements

Forward-looking statements throughout this report are based upon assumptions involving a number of risks and uncertainties.  Factors which could cause actual results to differ materially from these forward-looking statements include, but are not limited to competitive factors in, and the cyclical nature of, the lift truck industry; fluctuations in lift truck orders or deliveries; availability and cost of raw materials; general business and economic conditions in North America, Europe, Australia and Asia; foreign currency fluctuations; and the effectiveness of the Company’s cost reduction initiatives.

Item 3. Quantitative and Qualitative Disclosures About Market

Risk Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rate and interest rate fluctuations.  A significant portion of the Company’s revenues are denominated in currencies from international markets outside the United States.  As a result, the Company’s operating results could become subject to significant fluctuations based upon changes in the exchange rates of the foreign currencies in relation to the United States dollar.  The Company does enter into foreign currency forward exchange contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities.  The principal currencies hedged are denominated in Japanese yen, Canadian dollars, Euros and British pounds.  The Company’s foreign currency forward exchange contracts have terms lasting up to six months, but generally less than one month.  The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Based on the scheduled debt payments during fiscal 2003 and certain payment restrictions on its remaining debt, substantially all of the Company’s debt at April 30, 2003 has a fixed interest rate.  Any additional payments to prepay scheduled amounts of debt are subject to penalties.  At April 30, 2003, the penalties to retire all of the Company’s long-term debt were $7.9 million.  A hypothetical 1% increase in market interest rates would result in a $1.7 million reduction in the fair market value of the Company’s long term outstanding debt at April 30, 2003.

Item 4. Controls and Procedures

Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting management to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s Exchange Act filings.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the evaluation was carried out.

CASCADE CORPORATION

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor any of its subsidiaries are involved in any material pending legal proceedings other than litigation related to environmental matters discussed below.  The Company and its subsidiaries are insured against product liability, personal injury and property damage claims, which may occasionally arise.

On April 22, 2002, the Circuit Court of the State of Oregon for Multnomah County entered judgment in the Company’s favor for approximately $1.6 million in an action originally brought in 1992 against several insurers to recover various expenses incurred in connection with environmental litigation and related proceedings.  The judgment is against two non-settling insurers.  Additionally, the judgment requires one of the insurers to defend the Company in suits alleging liability because of groundwater contamination emanating from its Portland plant and requires the two insurers to pay approximately 4% of any liability imposed against the Company by judgment or settlement on or after March 1, 1997 on account of such contamination.  The Company and the insurers have appealed the judgment.  The Company has not recorded any amounts that may be recovered from the two insurers in its consolidated financial statements.

Item 2. Changes in Securities and Use of Proceeds

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE CORPORATION
June 11, 2003

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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 11, 2003

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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 11, 2003

/s/ Richard S. Anderson
Richard S. Anderson
Chief Financial Officer