Form 10-Q
period 2003-07-31
CASCADE CORP
filed 2003-09-05
CIK 18061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2003

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

The number of shares outstanding of the registrant’s common stock as of August 22, 2003 was 12,016,543.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASCADE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	July 31 2003	January 31 2003
	(unaudited)
ASSETS
Current assets:
Cash	$27,988	$29,501
Marketable securities	4,828	—
Accounts receivable, less allowance for doubtful accounts of $1,394 and $1,801	48,308	42,784
Inventories	30,173	30,431
Deferred income taxes	2,282	2,188
Income taxes receivable	1,166	3,727
Notes receivable, current portion	8,313	1,088
Prepaid expenses and other	5,171	4,279
Total current assets	128,229	113,998
Property, plant and equipment, net	67,875	65,863
Goodwill	64,528	59,355
Notes receivable, net	856	8,559
Deferred income taxes	11,671	11,627
Other assets	3,811	2,915
Total assets	$276,970	$262,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$832	$1,043
Current portion of long-term debt	12,695	12,695
Accounts payable	14,068	13,763
Accrued payroll and payroll taxes	5,181	5,687
Accrued environmental expenses	808	808
Other accrued expenses	9,036	8,801
Total current liabilities	42,620	42,797
Long-term debt	49,985	50,113
Accrued environmental expenses	9,046	9,389
Deferred income taxes	1,351	1,226
Other liabilities	6,469	5,514
Total liabilities	109,471	109,039

Exchangeable convertible preferred stock and minority interest	—	8,530
Shareholders’ equity:
Common stock, $.50 par value, 20,000 authorized shares; 11,998 and 11,398 shares issued and outstanding	5,999	5,699
Additional paid-in capital	9,698	1,468
Retained earnings	160,641	151,925
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustments	(8,839)	(14,344)
Total shareholders’ equity	167,499	144,748
Total liabilities and shareholders’ equity	$276,970	$262,317

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(unaudited—in thousands, except per share data)

	Three Months Ended July 31		Six Months Ended July 31
	2003	2002	2003	2002

Net sales	$75,633	$64,272	$144,567	$124,214
Cost of goods sold	50,646	42,473	96,870	81,352
Gross profit	24,987	21,799	47,697	42,862
Selling and administrative	15,316	13,966	29,964	27,270
Operating income	9,671	7,833	17,733	15,592
Interest expense, net	894	1,097	1,786	2,188
Other (income) expense	333	(331)	(399)	(157)
Income before taxes	8,444	7,067	16,346	13,561
Provision for income taxes	2,702	2,609	5,231	4,882
Net income	5,742	4,458	11,115	8,679

Dividends paid on preferred shares of subsidiary	—	—	(30)	—
Net income applicable to common shareholders	$5,742	$4,458	$11,085	$8,679

Basic earnings per share	$0.48	$0.39	$0.94	$0.77
Diluted earnings per share	$0.47	$0.36	$0.91	$0.71

Basic weighted average shares outstanding	11,995	11,325	11,795	11,309
Diluted weighted average shares outstanding	12,288	12,240	12,225	12,223

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited—in thousands)

	Six Months Ended July 31
	2003	2002
Cash flows from operating activities:
Net income	$11,115	$8,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,212	5,063
Deferred income taxes	(13)	119
Loss on disposition of fixed assets	207	58
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,445)	(4,005)
Inventories	896	1,295
Prepaid expenses and other receivables	1,715	(3,056)
Accounts payable and accrued expenses	(1,607)	2,559
Other liabilities	628	881
Cash provided by operating activities	14,708	11,593
Cash flows from investing activities:
Additions to property, plant and equipment	(5,180)	(3,993)
Purchase of marketable securities	(10,331)	(13,302)
Proceeds from sale of marketable securities	5,503	—
Business acquisitions	(3,585)	—
Proceeds from sale of assets	406	—
Proceeds from notes receivable	268	—
Other assets	103	(10)
Cash used in investing activities	(12,816)	(17,305)
Cash flows from financing activities:
Proceeds from (payments on) long-term debt	(128)	219
Notes payable to banks, net	(211)	92
Common stock issued	—	38
Cash dividends paid	(2,399)	—
Cash provided by (used in) financing activities	(2,738)	349
Effect of exchange rate changes	(667)	1,879
Change in cash and cash equivalents	(1,513)	(3,484)
Cash and cash equivalents at beginning of year	29,501	25,611
Cash and cash equivalents at end of period	$27,988	$22,127

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$2,273	$3,055
Income taxes	$2,601	$4,140
Business acquisitions:
Accounts receivable	$1,079	—
Inventories	638	—
Property, plant and equipment	2,252	—
Goodwill and intangible assets	1,242	—
Accounts payable assumed	(1,626)	—
	$3,585	—
Supplemental disclosure of noncash financing activities:
Conversion of exchangeable convertible preferred stock to common stock	$8,530	$2,844

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited—in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Annual Comprehensive Income
	Shares	Amount
Balance at January 31, 2003	11,398	$5,699	$1,468	$151,925	$(14,344)

Net income	—	—	—	11,115	—	$11,115
Dividends ($.20 per share)	—	—	—	(2,399)	—	—
Exchangeable convertible preferred stock converted to common stock	600	300	8,230	—	—	—
Translation adjustment	—	—	—	—	5,505	5,505

Balance at July 31, 2003	11,998	$5,999	$9,698	$160,641	$(8,839)	$16,620

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands)

Note 1—Description of Business

Cascade Corporation (the Company or Cascade) is an international company engaged in the design, manufacture and distribution of materials handling products that are widely used on industrial forklift trucks and, to a lesser extent, mining and agricultural vehicles.  Accordingly, the Company's sales are largely dependent on the sales of lift trucks and on the sales of replacement parts.  The Company's products are produced at plants located in three global regions: North America, Europe and Asia-Pacific.

Note 2—Interim Financial Information

The accompanying consolidated financial statements of Cascade Corporation for the interim periods ended July 31, 2003 and 2002 are unaudited.  In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the results of operations for those interim periods.  Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements.  Therefore, these statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

Note 3—Segment Information

Revenues and operating results are classified according to the country of origin.  Identifiable assets are attributed to the geographic location in which they are located.  Changes to the amounts of transfers between areas for the three and six month periods ended July 31, 2002 have been made to conform to the current year presentation.  Net sales, net income and identifiable assets by geographic region were as follows (in thousands):

	North America	Europe	Other	Eliminations	Consolidation
For the three months ended July 31, 2003
Sales to unaffliated customers	$45,297	$18,921	$11,415	$—	$75,633
Transfers between areas	4,363	290	11	(4,664)	—
Net sales	$49,660	$19,211	$11,426	$(4,664)	$75,633
Net income (loss)	$4,898	$(741)	$1,585	—	$5,742
Identifiable assets	$155,398	$89,098	$32,474	—	$276,970
For the three months ended July 31, 2002
Sales to unaffliated customers	$39,754	$15,427	$9,091	$—	$64,272
Transfers between areas	3,302	172	6	(3,480)	—
Net sales	$43,056	$15,599	$9,097	$(3,480)	$64,272
Net income	$2,975	$282	$1,201	—	$4,458
Identifiable assets	$165,759	$70,745	$29,273	—	$265,777
For the six months ended July 31, 2003
Sales to unaffliated customers	$85,810	$37,681	$21,076	$—	$144,567
Transfers between areas	8,055	706	15	(8,776)	—
Net sales	$93,865	$38,387	$21,091	$(8,776)	$144,567
Net income (loss)	$8,947	$(282)	$2,450	—	$11,115
For the six months ended July 31, 2002
Sales to unaffliated customers	$78,726	$28,763	$16,725	$—	$124,214
Transfers between areas	6,276	374	31	(6,681)	—
Net sales	$85,002	$29,137	$16,756	$(6,681)	$124,214
Net income	$6,824	$150	$1,705	—	$8,679

The breakdown of goodwill by geographic region at July 31 and January 31, 2003 is provided in the table below.  The change in balances between periods is primarily due to fluctuations in foreign currencies and $557,000 of additional goodwill related to business acquisitions.

	July 31, 2003	January 31, 2003
	(In thousands)
Breakdown of goodwill by geographic region:
North America	$53,480	$49,459
Europe	7,871	6,708
Other	3,177	3,188
	$64,528	$59,355

Note 4—Marketable Securities

Marketable securities consist of asset-backed notes issued by various state agencies throughout the United States and guaranteed by the United States or state governments or agencies.  The Company has classified the notes as current assets in its consolidated balance sheet and considers these assets to be trading securities.

Note 5—Inventories

	July 31, 2003	January 31, 2003
	(In thousands)
Finished goods and components	$20,625	$20,211
Work in process	769	968
Raw materials	8,779	9,252
	$30,173	$30,431

Note 6—Stock Based Compensation

The Company accounts for its stock-based compensation under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” which permits the use of intrinsic value accounting.  No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to the market price of the underlying common stock on the date of grant.  The Company has adopted disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure-an Amendment of FASB Statement No. 123.”

The following table illustrates the effect on net income applicable to common shareholders and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

Three Months Ended July 31

Six Months Ended July 31

	2003	2002	2003	2002

Net income applicable to common shareholders—as reported	$5,742	$4,458	$11,085	$8,679
Deduct: total stock-based compensation expense, net of income taxes of $101, $77, $203 and $149 determined under fair value based method	(216)	(131)	(431)	(266)
Net income applicable to common shareholders—pro forma	$5,526	$4,327	$10,654	$8,413

Basic earnings per share—as reported	$0.48	$0.39	$0.94	$0.77
Basic earnings per share—pro forma	$0.46	$0.38	$0.90	$0.74
Diluted earnings per share—as reported	$0.47	$0.36	$0.91	$0.71
Diluted earnings per share—pro forma	$0.45	$0.35	$0.87	$0.69

Note 7—Contingencies

The Company is subject to environmental laws and regulations, which include obligations to remove or mitigate environmental effects of past disposal and release of certain wastes and substances at various sites.  The Company records liabilities for affected sites when environmental assessments indicate probable cleanup will be required and the costs can be reasonably estimated.  Other than for costs of assessments themselves, the timing and amount of these liabilities is generally based on the Company’s commitment to a formal plan of action, such as an approved remediation plan.  The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation and reevaluation of the degree of remediation required.  The Company adjusts its liabilities as new remediation requirements are defined, as information becomes available permitting reasonable estimates to be made and to reflect new and changing facts.  At July 31, 2003 and January 31, 2003, the Company has recorded accrued environmental expenses totaling $9.9 million and $10.2 million, respectively.  Unasserted claims are not reflected in the Company’s environmental remediation liabilities.

On April 22, 2002, the Circuit Court of the State of Oregon for Multnomah County entered judgment in the Company’s favor for approximately $1.6 million in an action originally brought in 1992 against several insurers to recover various expenses incurred in connection with environmental litigation and related proceedings.  The judgment is against two non-settling insurers.  Additionally, the judgment requires one of the insurers to defend the Company in suits alleging liability because of groundwater contamination emanating from its Fairview, Oregon plant and requires the two insurers to pay approximately 4% of any liability imposed against the Company by judgment or settlement on or after March 1, 1997 on account of such contamination.  The Company and the insurers have appealed the judgment.  The Company has not recorded any amounts that may be recovered from the two insurers in its consolidated financial statements.

Note 8—Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended July 31		Six Months Ended July 31
	2003	2002	2003	2002

Basic earnings per share:
Net income	$5,742	$4,458	$11,115	$8,679
Preferred stock dividends	—	—	(30)	—
Net income applicable to common shareholders	$5,742	$4,458	$11,085	$8,679

Weighted average shares of common stock outstanding	11,995	11,325	11,795	11,309
	$0.48	$0.39	$0.94	$0.77

Diluted earnings per share:
Net income applicable to common shareholders	$5,742	$4,458	$11,085	$8,679
Preferred stock dividends	—	—	30	—
Net income	$5,742	$4,458	$11,115	$8,679

Weighted average shares of common stock outstanding	11,995	11,325	11,795	11,309
Assumed conversion of exchangeable preferred stock	3	770	203	784
Dilutive effect of stock options	290	145	227	130
Diluted weighted average shares of common stock outstanding	12,288	12,240	12,225	12,223
	$0.47	$0.36	$0.91	$0.71

Earnings per share is based on the weighted average number of common shares and potentially dilutive shares outstanding during the period, computed using the treasury stock method.  Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options, as well as the assumed conversion of exchangeable preferred stock.  For the three month periods ended July 31, 2003 and 2002, 56 shares and 329 shares, respectively, of the Company’s stock options were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options could be dilutive in the future.  For the six months ended July 31, 2003 and 2002, 188 shares and 492 shares, respectively of the company’s stock options were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options could be dilutive in the future.

Note 9—Subsequent Event

The Company sold its hydraulic cylinder division, which included a manufacturing facility in Cramlington, Northumberland, United Kingdom and equipment in a leased facility in Beulaville, North Carolina, to Precision Cylinders, Inc. (Precision) on January 15, 2002.  Under the terms of the sale, the Company received notes receivable collateralized by the assets of Precision.  On May 12, 2003, the Company was notified that a fire had destroyed Precision’s factory in Cramlington, United Kingdom.  As required under the terms of the notes, the Company is named as the first loss payee on Precision’s insurance policy.  At July 31, 2003, the notes receivable balance from Precision was $9.2 million.  The Company received an $8.0 million payment on the notes receivable on August 9, 2003.  The Company believes that the remaining $1.2 million notes receivable will be fully realized.

Note 10—Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149 (SFAS 149) “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149, which amends and clarifies existing accounting pronouncements, addresses financial accounting and reporting for derivative or other hybrid instruments.  This Statement requires that contracts with comparable characteristics be accounted for similarly.  This Statement was effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS 149 did not have a material impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 (SFAS 150) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 addresses financial accounting and reporting financial instruments with characteristics of both liabilities and equity.  This Statement requires that an issuer classify a financial instrument that is within its scope as a liability or asset, as appropriate.  This Statement was effective for financial instruments entered into or modified after May 31, 2003.  The adoption of SFAS 150 did not have a material impact on the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references to fiscal periods are defined as periods ending in the year ending January 31, 2003 (fiscal 2003) and the year ending January 31, 2004 (fiscal 2004).

Comparison of Second Quarter of Fiscal 2004 and 2003

Consolidated net income increased to $5.74 million ($0.47 per share) in the three months ending July 31, 2003 from $4.5 million ($0.36 per share) in the three months ending July 31, 2002.  Consolidated net sales for the second quarter of fiscal 2004 were $75.6 million in comparison with $64.3 million for the first three months of fiscal 2003.  Net income as a percentage of consolidated net sales was 7.6% and 6.9% in the second quarter of fiscal 2004 and 2003, respectively.

Net sales in the second quarter of fiscal 2004 increased 17.7% as compared to net sales for the second quarter of fiscal 2003.  This increase reflects stronger sales in the second quarter for North America and Asia and the strengthening of foreign currencies against the US dollar.  Foreign currency fluctuations accounted for approximately 9% of the increase in consolidated net sales for the second quarter of fiscal 2004 in comparison with fiscal 2003.

North America’s sales to unaffiliated customers in the second quarter of fiscal 2004 increased 13.9% in comparison with the second quarter of fiscal 2003.  Overall lift truck industry shipments in North America for the second quarter of fiscal 2004 increased approximately 10% above shipment levels in the comparable period of fiscal 2003.  Historically, the Company has found that changes in the level of its net sales do not correspond directly to the percentage changes in lift truck industry shipments, but industry statistics do provide a strong indicator of the direction of business activity.

The Company’s sales to unaffiliated customers in Europe increased 22.6% in the second quarter of fiscal 2004 as compared to the comparable quarter in fiscal 2003.  Excluding the impact of foreign currency changes and business acquisitions, European sales to unaffiliated customers decreased approximately 4% in the second quarter of fiscal 2004 as compared to the prior year.  The decrease is due to the depressed economic conditions in the major markets of Europe, primarily Germany and France.  The European lift truck market activity from quarter to quarter continues to be unpredictable.

The Company’s remaining sales to unaffiliated customers are primarily in Asia and Australia.  In the second quarter of fiscal 2004, sales to unaffiliated customers increased 25.6% as compared to the comparable fiscal 2003 quarter.  This increase is primarily attributable to higher sales throughout Asia, particularly China.  Currency changes accounted for approximately 6% of the increase in net sales.

The Company’s gross profit percentage was 33.0% in the second quarter of fiscal 2004, which was lower than the 33.9% gross profit percentage experienced in the second quarter of fiscal 2003.  The decrease in the gross margin percentage is the result of lower margins due to product mix on sales of certain OEM products in North America and Europe.

The Company’s selling and administrative costs increased 9.7% in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003.  Substantially all of the increase is due to changes in foreign currencies.  The remaining increase is due to higher costs related to postretirement benefit costs and costs to comply with Section 404 of the Sarbanes-Oxley Act.  The Sarbanes-Oxley costs totaled $150,000 for the three months ended July 31, 2003.  As a percentage of net sales, selling and administrative expenses were 20.3% in the second quarter of 2004 and 21.7% in the second quarter of fiscal 2003.

Net interest expense in the second quarter of fiscal 2004 was $894,000 as compared to $1.1 million in the second quarter of fiscal 2003.  The decrease is the result of lower overall debt levels.  Included in net interest expense is $278,000 and $352,000 of interest income for the second quarter of fiscal 2004 and 2003, respectively.

Other expense of $333,000 in the second quarter of 2004 relates primarily to foreign currency losses.

The effective tax rates for the second quarter of fiscal 2004 and 2003 were 32.0% and 36.9%, respectively.  The decrease in the effective tax rate in fiscal 2004 is primarily due to the realization of foreign tax benefits.

Comparison of the First Six Months of Fiscal 2004 and 2003.

Consolidated net income increased to $11.1 million ($0.91 per share) in the six months ending July 31, 2003 from $8.7 million ($0.71 per share) in the six months ending July 31, 2002.  Consolidated net sales for the first six months of fiscal 2004 were $144.6 million in comparison with $124.2 million for the first six months of fiscal 2003.  Net income as a percentage of consolidated net sales was 7.7% and 7.0% in the first six months of fiscal 2004 and 2003, respectively.

Net sales in the first six months of fiscal 2004 increased 16.4% as compared to net sales for the first six months of fiscal 2003.  This increase reflects stronger sales for fiscal 2004 in all major markets and the strengthening of foreign currencies against the US dollar. Foreign currency fluctuations accounted for approximately 8% of the increase in consolidated net sales for the first six months of fiscal 2004.

North America’s sales to unaffiliated customers in the first six months of fiscal 2004 increased 9.0% in comparison with the first six months of fiscal 2003.  Overall lift truck industry shipments in North America for the first six months of fiscal 2004 increased approximately 13% above shipment levels in the comparable period of fiscal 2003.  Historically, the Company has found that changes in the level of its net sales do not correspond directly to the percentage changes in lift truck industry shipments, but industry statistics do provide a strong indicator of the direction of business activity.

Sales to unaffiliated customers in Europe increased 31.0% for the first six months of fiscal 2004 as compared to the comparable period in fiscal 2003.  Excluding the impact of foreign currency changes and business acquisitions, European sales to unaffiliated customers increased approximately 4% for the first six months of fiscal 2004 as compared to the comparable period in fiscal 2003.  The Company has seen a modest increase in overall business levels in the first six months of fiscal 2004, but the market still continues to be unpredictable from quarter to quarter with depressed economic conditions in several of the major markets, primarily France and Germany.

The remaining sales to unaffiliated customers in Asia and Australia increased 26.0% for the first six months of fiscal 2004 as compared to the comparable fiscal 2003 period.  Excluding the impact of strengthening foreign currencies, the increase in sales to unaffiliated customers was approximately 18%.   This increase is attributable to sales increases throughout Asia, particularly China.

The Company’s gross profit percentage was 33.0% for the first six months of fiscal 2004, which is below the 34.5% gross profit percentage experienced in the first six months of fiscal 2003.  This decrease is due to lower margins due to product mix on the sale of certain OEM products in both North America and Europe.

The Company’s selling and administrative expenses increased 9.9% for the first six months of fiscal 2004 as compared to the first six months of fiscal 2003.  Substantially all of the increase is due to changes in foreign currencies.  The remaining increase is due to higher costs related to postretirement health care benefits and compliance with Section 404 of the Sarbanes-Oxley Act.  During the first six months of fiscal 2004, the Company has incurred $250,000 of costs related to Sarbanes-Oxley.  As a percentage of net sales, selling and administrative expenses were 20.7% for the first six months of 2004 and 22.0% for the first six months of fiscal 2003.

Interest expense, net of interest income, for the first six months of fiscal 2004 was $1.8 million as compared to $2.2 million for the first six months of fiscal 2003. The decrease is the result of lower overall debt levels.  Interest income was  $546,000 and $726,000 in the first six months of fiscal 2004 and 2003, respectively.

Other income of $399,000 in the first six months of fiscal 2004 relates to the gain on the sale of a building in Germany and the elimination of remaining liabilities from the sale of the Company's cylinders division.

The effective tax rates for the first six months of fiscal 2004 and 2003 were 32.0% and 36.0%, respectively. The decrease in the effective tax rate in fiscal 2004 is primarily due to the realization of foreign tax benefits.

Liquidity and Capital Resources

During the six months ended July 31, 2003, the Company generated $14.7 million in cash from operations as compared to $11.6 million for the six months ended July 31, 2002.  The increase in cash provided by operations is due primarily to a higher level of net income and depreciation expense, a decrease in prepaid expenses and other receivables and an increase in accounts payable and accrued expenses.  Cash and cash equivalents at July 31, 2003 and January 31, 2003, totaled $28.0 million and $29.5 million, respectively.

At July 31, 2003, the Company held marketable securities totaling $4.8 million.  These securities consist of asset-backed notes issued by various state agencies throughout the United States and guaranteed by the United States or state governments and agencies.  The notes are long-term instruments maturing through 2031; however, the interest rates and maturities are reset approximately every month, at which time the Company can sell the notes.  Accordingly, the Company has classified the notes as short-term in its consolidated balance sheet.  Tax-free interest rates on the notes range from  0.85% to 0.88%, per annum.

Total outstanding debt at July 31, 2003 was $63.5 million as compared to $63.9 million at January 31, 2003.  The Company’s debt to equity ratio at July 31, 2003 decreased to .38 to 1 from .44 to 1 at January 31, 2003.  Any additional payments to prepay outstanding debt balances in advance of scheduled maturity dates are subject to significant penalties.  As of July 31, 2003, the Company had available short-term lines of credit with commercial banks totaling $32 million.  The Company believes its available cash, cash flows from operations and credit facilities are more than sufficient to meet its short-term requirements.

In the first six months of fiscal 2004, the holder of the Company’s exchangeable preferred stock tendered 600,000 shares of exchangeable preferred stock into 600,000 shares of common stock.  This non-cash transaction resulted in a reclassification of $8.5 million from exchangeable preferred stock into common stock and additional paid-in capital and had no effect on earnings per share.

On March 31, 2003, the Company completed the acquisition of FEMA Forks GmbH (FEMA), a supplier of forks based in Hagen, Germany.  The aggregate purchase price paid in cash for FEMA, net of assumed liabilities, was $3.6 million.

Capital expenditures for the six months ended July 31, 2003, excluding the FEMA acquisition, were $5.2 million compared with $4.0 million during the corresponding period in the prior year.  Excluding acquisitions, the Company expects fiscal 2004 capital expenditures to be consistent with fiscal 2003.  The Company plans to use cash flows from operations and existing credit facilities to fund current year capital expenditures.

During the first six months of fiscal 2004 the Company paid dividends of $2.4 million to shareholders.  No dividends were paid in the first six months of fiscal 2003.  The Company’s Board of Directors reinstated the payment of quarterly dividends in the third quarter of fiscal 2003.

During the six months ended July 31, 2003, the U.S. dollar weakened against the major currencies included in the Company’s consolidated financial statements.  As a result, the cumulative translation adjustment increased shareholders’ equity by $5.5 million for the six months ended July 31, 2003.

The Company sold its hydraulic cylinder division, which included a manufacturing facility in Cramlington, Northumberland, United Kingdom and equipment in a leased facility in Beulaville, North Carolina, to Precision Cylinders, Inc. (Precision) on January 15, 2002.  Under the terms of the sale, the Company received notes receivable collateralized by the assets of Precision.  On May 12, 2003, the Company was notified that a fire had destroyed Precision’s factory in Cramlington, United Kingdom.  As required under the terms of the notes, the Company is named as the first loss payee on Precision’s insurance policy.  At July 31, 2003, the notes receivable balance from Precision was $9.2 million.  The Company received an $8 million payment against the notes receivable on August 9, 2003.  The Company believes the remaining $1.2 million due from Precision will be fully realized.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149 (SFAS 149) “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149, which amends and clarifies existing accounting pronouncements, addresses financial accounting and reporting for derivative or other hybrid instruments.  This Statement requires that contracts with comparable characteristics be accounted for similarly.  This Statement was effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS 149 did not have a material impact on the consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 (SFAS 150) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 addresses financial accounting and reporting financial instruments with characteristics of both liabilities and equity.  This Statement requires that an issuer classify a financial instrument that is within its scope as a liability or asset, as appropriate.  This Statement was effective for financial instruments entered into or modified after May 31, 2003.  The adoption of SFAS 150 did not have a material impact on the consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rate and interest rate fluctuations.  A significant portion of the Company’s revenues and expenses are denominated in currencies from international markets outside the United States.  As a result, the Company’s operating results could become subject to significant fluctuations based upon changes in the exchange rates of the foreign currencies in relation to the United States dollar.  The Company does enter into foreign currency forward exchange contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities.  The principal currencies hedged are denominated in Japanese yen, Canadian dollars, Euros and British pounds.  The Company’s foreign currency forward exchange contracts have terms lasting up to six months, but generally less than one month.  The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Based on the scheduled debt payments during fiscal 2003 and certain payment restrictions on its remaining debt, substantially all of the Company’s debt at July 31, 2003 has a fixed interest rate.  Any additional payments to prepay scheduled amounts of debt are subject to penalties.  At July 31, 2003, the penalties to retire all of the Company’s long-term debt were $6.4 million.  A hypothetical 1% increase in market interest rates would result in a $1.5 million reduction in the fair market value of the Company’s long term outstanding debt at July 31, 2003.

Item 4. Controls and Procedures

As of July 31, 2003, the end of the period covered by this report, the Company reviewed and evaluated, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) of the Securities and Exchange Act of 1934 (Exchange Act).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

CASCADE CORPORATION

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor any of its subsidiaries are involved in any material pending legal proceedings other than litigation related to environmental matters discussed below.  The Company and its subsidiaries are insured against product liability, personal injury and property damage claims, which may occasionally arise.

On April 22, 2002, the Circuit Court of the State of Oregon for Multnomah County entered judgment in the Company’s favor for approximately $1.6 million in an action originally brought in 1992 against several insurers to recover various expenses incurred in connection with environmental litigation and related proceedings.  The judgment is against two non-settling insurers.  Additionally, the judgment requires one of the insurers to defend the Company in suits alleging liability because of groundwater contamination emanating from its Fairview, Oregon plant and requires the two insurers to pay approximately 4% of any liability imposed against the Company by judgment or settlement on or after March 1, 1997 on account of such contamination.  The Company and the insurers have appealed the judgment.  The Company has not recorded any amounts that may be recovered from the two insurers in its consolidated financial statements.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company, held May 22, 2003, the following matter was submitted to a vote of common shareholders:

Election of directors:

Nominee	Votes For	Votes Withheld
C. Calvert Knudsen	10,524,032	209,045
Duane C. McDougall	10,503,890	229,187

Item 5. Other Information

None

Item 6. Exhibit and Reports on Form 8-K

(A)	Exhibits

	31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

	31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated May 28, 2003, which was amended on May 29, 2003, with respect to the Company’s press release reporting results for the first fiscal quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE CORPORATION
September 5, 2003

/s/ Richard S. Anderson
Richard S. Anderson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)