Form 10-Q
period 2003-10-31
CASCADE CORP
filed 2003-12-15
CIK 18061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2003

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

The number of shares outstanding of the registrant’s common stock as of November 25, 2003 was 12,084,723.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASCADE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited in thousands, except per share data)

	October 31 2003	January 31 2003
ASSETS
Current assets:
Cash	$25,573	$29,501
Marketable securities	17,228	—
Accounts receivable, less allowance for doubtful accounts of $1,698 and $1,563	57,907	42,784
Inventories	34,486	30,431
Deferred income taxes	2,432	2,188
Prepaid expenses and other	4,555	4,279
Income taxes receivable	—	3,727
Current portion of notes receivable	—	1,088
Total current assets	142,181	113,998
Property, plant and equipment, net	71,571	65,863
Goodwill	71,201	59,355
Deferred income taxes	10,948	11,627
Other assets	4,024	2,915
Notes receivable, net	—	8,559
Total assets	$299,925	$262,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$1,630	$1,043
Current portion of long-term debt	12,695	12,695
Accounts payable	19,432	13,763
Accrued payroll and payroll taxes	6,213	5,687
Accrued environmental expenses	808	808
Other accrued expenses	12,187	8,801
Total current liabilities	52,965	42,797
Long-term debt	50,618	50,113
Accrued environmental expenses	8,748	9,389
Deferred income taxes	1,510	1,226
Other liabilities	6,963	5,514
Total liabilities	120,804	109,039

Exchangeable convertible preferred stock and minority interest	—	8,530
Shareholders’ equity:
Common stock, $.50 par value, 20,000 authorized shares; 12,083 and 11,398 shares issued and outstanding	6,042	5,699
Additional paid-in capital	10,749	1,468
Retained earnings	164,526	151,925
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustments	(2,196)	(14,344)
Total shareholders’ equity	179,121	144,748
Total liabilities and shareholders’ equity	$299,925	$262,317

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited—in thousands, except per share data)

	Three Months Ended October 31		Nine Months Ended October 31
	2003	2002	2003	2002

Net sales	$75,772	$70,241	$220,338	$194,455
Cost of goods sold	50,948	45,298	147,817	126,650
Gross profit	24,824	24,943	72,521	67,805

Selling and administrative expenses	15,923	14,411	45,888	41,679
Environmental expenses	—	2,100	—	2,100

Operating income	8,901	8,432	26,633	24,026
Interest expense	(1,165)	(1,602)	(3,496)	(4,540)
Interest income	234	364	779	1,114
Other income (expense), net	(126)	(291)	273	(136)

Income before provision for income taxes	7,844	6,903	24,189	20,464
Provision for income taxes	2,752	2,485	7,982	7,367
Net income	5,092	4,418	16,207	13,097
Dividends paid on preferred shares of subsidiary	—	—	(30)	—
Net income applicable to common shareholders	$5,092	$4,418	$16,177	$13,097

Basic earnings per share	$0.42	$0.39	$1.36	$1.15
Diluted earnings per share	$0.41	$0.36	$1.31	$1.07

Basic weighted average shares outstanding	12,054	11,470	11,882	11,363
Diluted weighted average shares outstanding	12,534	12,202	12,335	12,216

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—in thousands)

	Nine Months Ended October 31
	2003	2002

Cash flows from operating activities:
Net income	$16,207	$13,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,202	7,693
Deferred income taxes	736	(567)
Gain on disposition of assets	(71)	(77)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,044)	(7,071)
Inventories	622	2,015
Prepaid expenses and other	314	294

Accounts payable and accrued expenses	4,736	3,498
Accrued environmental expenses	(641)	1,509
Other liabilities	3,455	3,952
Net cash provided by operating activities	24,516	24,343

Cash flows from investing activities:
Capital expenditures	(8,835)	(5,680)
Proceeds from sale of assets	819	192
Proceeds from notes receivable	9,556	184
Marketable securities, net	(17,228)	(10,200)
Business acquisitions	(11,173)	—
Other assets	(377)	77
Net cash used in investing activities	(27,238)	(15,427)

Cash flows from financing activities:
Payments on long-term debt	(63)	(2,810)
Notes payable to banks, net	(130)	73
Cash dividends paid	(3,606)	—
Common stock repurchased and retired	—	(1,396)
Common stock issued	1,094	73
Net cash used in financing activities	(2,705)	(4,060)

Effect of exchange rate changes	1,499	2,540

Change in cash and cash equivalents	(3,928)	7,396
Cash and cash equivalents at beginning of period	29,501	25,611
Cash and cash equivalents at end of period	$25,573	$33,007

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$3,541	$4,528
Income taxes	$2,766	$7,008
Business acquisitions:
Accounts receivable	$5,079	$—
Inventories	4,677	—
Plant and equipment	4,171	—
Goodwill and intangible assets	4,193	—
Accounts payable assumed	(5,662)	—
Notes payable assumed	(1,285)
	$11,173	$—

Supplemental disclosure of noncash information:
Conversion of exchangeable preferred stock to common stock	$8,530	2,844

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited—in thousands)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Annual Comprehensive Income

	Common Stock
	Shares	Amount
Balance at January 31, 2003	11,398	$5,699	$1,468	$151,925	$(14,344)

Net income	—	—	—	16,207	—	$16,207
Dividends ($.30 per share)	—	—	—	(3,606)	—	—
Exchangeable convertible preferred stock converted to common shares	600	300	8,230	—	—	—
Common stock issued	85	43	1,051	—	—	—
Translation adjustment	—	—	—	—	12,148	12,148

Balance at October 31, 2003	12,083	$6,042	$10,749	$164,526	$(2,196)	$28,355

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands)

Note 1—Description of Business

Cascade Corporation (the Company) is an international company engaged in the design, manufacture and distribution of materials handling products that are widely used on industrial fork lift trucks and, to a lesser extent construction and agricultural vehicles.  Accordingly, the Company’s sales are largely dependent on the sales of lift trucks and on the sales of replacement parts.  The Company’s products are produced at plants located in three global regions: North America, Europe and Asia Pacific.  Plants included in the Asia Pacific region are located primarily in Asia and Australia.

Note 2—Interim Financial Information

The accompanying consolidated financial statements of the Company for the interim periods ended October 31, 2003 and 2002 are unaudited.  In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the results of operations for those interim periods.  Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements.  Therefore, these statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

Note 3—Segment Information

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), which establishes standards for reporting information related to operating segments, as well as standards for related disclosures about products and services and geographic areas.  Operating segments are defined as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group in deciding how to allocate resources and assess performance.  The Company’s chief decision-making group, as defined under SFAS 131, is composed of its chief executive officer, chief financial officer and chief operating officer.  The Company’s operating units have similar economic characteristics and attributes, including similar products, distribution patterns and classes of customers.  As a result, the Company aggregates its operating units into a single operating segment related to the manufacturing, distribution and servicing of material handling load engagement products primarily for the lift truck industry.

Revenues and operating results are classified according to the region of origin.  Identifiable assets are attributed to the geographic location in which they are located.  Net sales, net income and identifiable assets by geographic region were as follows (in thousands):

	North America	Europe	Asia Pacific	Eliminations	Consolidation
For the three months ended October 31, 2003
Sales to unaffliated customers	$44,167	$19,443	$12,162	$—	$75,772
Transfers between areas	4,327	475	5	(4,807)	—
Net sales	$48,494	$19,918	$12,167	$(4,807)	$75,772
Net income (loss)	$4,238	$(1,216)	$2,070		$5,092
Identifiable assets	$166,902	$96,741	$36,282		$299,925
For the three months ended October 31, 2002
Sales to unaffliated customers	$44,445	$16,117	$9,679	$—	$70,241
Transfers between areas	3,298	304	35	(3,637)	—
Net sales	$47,743	$16,421	$9,714	$(3,637)	$70,241
Net income (loss)	$3,418	$(217)	$1,217		$4,418
Identifiable assets	$172,243	$70,310	$29,434		$271,987

	North America	Europe	Asia Pacific	Eliminations	Consolidation
For the nine months ended October 31, 2003
Sales to unaffliated customers	$129,977	$57,123	$33,238	$—	$220,338
Transfers between areas	12,382	1,182	20	(13,584)	—
Net sales	$142,359	$58,305	$33,258	$(13,584)	$220,338
Net income (loss)	$13,184	$(1,497)	$4,520		$16,207
For the nine months ended October 31, 2002

Sales to unaffliated customers	$123,170	$44,880	$26,405	$—	$194,455
Transfers between areas	9,575	678	66	(10,319)	—
Net sales	$132,745	$45,558	$26,471	$(10,319)	$194,455
Net income (loss)	$10,244	$(68)	$2,921		$13,097

The breakdown of goodwill by geographic region at October 31 and January 31, 2003 is provided in the table below.  The change in balances is due to foreign currency fluctuations totaling $7.9 million and additional goodwill related to business acquisitions totaling approximately $4 million.

	October 31, 2003	January 31, 2003
	(In thousands)
Breakdown of goodwill by geographic region:
North America	$56,891	$49,459
Europe	11,147	6,708
Asia Pacific	3,163	3,188
	$71,201	$59,355

Note 4—Marketable Securities

Marketable securities consist of asset-backed notes issued by various state agencies throughout the United States and guaranteed by the United States or state governments or agencies.  There are no realized or unrealized gains or losses related to the Company’s marketable securities.  The Company has classified the notes as current assets in its consolidated balance sheet and considers these assets to be trading securities.

Note 5—Acquisitions

During the first nine months of fiscal 2004, the Company completed the acquisition of two materials handling equipment manufacturers, FEMA Forks GmbH (FEMA), located in Germany, and Roncari S.R.L. (Roncari), located in Italy.  The Roncari acquisition was completed on October 21, 2003.  The aggregate purchase price paid in cash for FEMA and Roncari, net of assumed liabilities, was $3.6 million and $7.6 million, respectively.

Note 6—Exchangeable Convertible Preferred Stock and Minority Interest

In the first nine months of fiscal 2004, the holder of the Company’s exchangeable preferred stock tendered all 600,000 outstanding shares of exchangeable preferred stock into 600,000 shares of common stock.  This non-cash transaction resulted in a reclassification of $8.5 million from exchangeable preferred stock into common stock and additional paid-in capital and had no effect on earnings per share.

Note 7—Inventories

	October 31, 2003	January 31, 2003
Finished goods and components	$22,426	$20,211
Work in process	2,097	968
Raw materials	9,963	9,252
	$34,486	$30,431

Inventories are stated at the lower of average cost or market.

Note 8—Stock Based Compensation

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

The following table illustrates the effect on net income applicable to common shareholders and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

Three Months Ended October 31

Nine Months Ended October 31

	2003	2002	2003	2002

Net income applicable to common shareholders—as reported	$5,092	$4,418	$16,177	$13,097
Deduct: total stock-based compensation expense, net of income taxes of $97, $75, $122 and $97 determined under fair value based method	(180)	(129)	(247)	(172)
Net income applicable to common shareholders—pro forma	$4,912	$4,289	$15,930	$12,925

Basic earnings per share—as reported	$0.42	$0.39	$1.36	$1.15
Basic earnings per share—pro forma	$0.41	$0.37	$1.34	$1.14
Diluted earnings per share—as reported	$0.41	$0.36	$1.31	$1.07
Diluted earnings per share—pro forma	$0.39	$0.35	$1.29	$1.06

Note 9—Contingencies

The Company is subject to environmental laws and regulations, which include obligations to remove or mitigate environmental effects of past disposal and release of certain wastes and substances at various sites.  The Company records liabilities for affected sites when environmental assessments indicate probable cleanup will be required and the costs can be reasonably estimated.  The Company’s liabilities for environmental costs, other than for costs of assessments themselves, are generally determined after the completion of investigations and studies or the Company’s commitment to a formal plan of action, such as an approved remediation plan, and are based on the Company’s best estimate of undiscounted future costs using currently available technology, applying current regulations, as well as the Company’s own historical experience regarding environmental cleanup costs.  The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation and reevaluation of the degree of remediation required.  The Company adjusts its liabilities as new remediation requirements are defined, as information becomes available permitting reasonable estimates to be made and to reflect new and changing facts.

It is reasonably possible that changes in estimates will occur in the near term and the related adjustments to environmental liabilities may have a material impact on the Company’s net income.  Unasserted claims are not currently reflected in the Company’s environmental liabilities.  It is also reasonably possible that these changes or claims may also have a material impact on the Company’s net income if asserted.  The Company cannot estimate at this time the amount of any additional loss or range of loss that is reasonably possible.

The Company’s specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision impacting the Company’s Fairview, Oregon manufacturing facility.  The records of decision required the Company to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility.  Remediation activities have been conducted at or near the facility since 1996 and current estimates provide for some level of activity to continue through 2027.  Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs.  The Company has a liability for the ongoing remediation activities at its Fairview facility of $8.8 million and $9.2 million at October 31, 2003 and January 31, 2003, respectively.

Springfield, Ohio

In 1994, the Company entered into a consent order with the Ohio Environmental Protection Agency, which required the installation of remediation systems for the cleanup of groundwater contamination at the Springfield, Ohio facility.  The current estimate is that the remediation activities will continue through 2010.  The Company has a liability for ongoing remediation activities at its Springfield facility of $820,000 and $970,000 at October 31, 2003 and January 31, 2003, respectively.

Insurance Litigation

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

Note 10—Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended October 31		Nine Months Ended October 31
	2003	2002	2003	2002
Basic earnings per share:
Net income	$5,092	$4,418	$16,207	$13,097
Preferred stock dividends	—	—	(30)	—
Net income applicable to common shareholders	$5,092	$4,418	$16,177	$13,097

Weighted average shares of common stock outstanding	12,054	11,470	11,882	11,363
	$0.42	$0.39	$1.36	$1.15

Diluted earnings per share:
Net income applicable to common shareholders	$5,092	$4,418	$16,177	$13,097
Preferred stock dividends	—	—	30	—
Net income	$5,092	$4,418	$16,207	$13,097

Weighted average shares of common stock outstanding	12,054	11,470	11,882	11,363
Assumed conversion of exchangeable preferred stock	—	600	135	722
Dilutive effect of stock options	480	132	318	131
Diluted weighted average shares of common stock outstanding	12,534	12,202	12,335	12,216
	$0.41	$0.36	$1.31	$1.07

Earnings per share is based on the weighted average number of common shares and potentially dilutive shares outstanding during the period, computed using the treasury stock method.  Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options, as well as the assumed conversion of exchangeable preferred stock.  For the three month periods ended October 31, 2003 and 2002, no shares and 492,269 shares, respectively, of the Company’s stock options were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options could be dilutive in the future.  For the nine months ended October 31, 2003 and 2002, 50,830 shares and 492,269 shares, respectively of the company’s stock options were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options could be dilutive in the future.

Note 11—Recent Accounting Pronouncements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references to fiscal periods are defined as periods ending in the year ended January 31, 2003 (fiscal 2003) and the year ending January 31, 2004 (fiscal 2004).

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial position and results of operations are based on the Company’s consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Management evaluates its estimates and judgments on an on-going basis, including those related to uncollectible receivables, inventories, goodwill and long-lived assets, warranty obligations, environmental liabilities and deferred taxes.  The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of our critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth in our Annual Report on Form 10-K for the year ended January 31, 2003.

Comparison of Third Quarter of Fiscal 2004 and 2003

Consolidated net income increased to $5.1 million ($0.41 per share) in the three months ending October 31, 2003 from $4.4 million ($0.36 per share) in the three months ended October 31, 2002.  Consolidated net sales for the third quarter of fiscal 2004 were $75.8 million in comparison with $70.2 million for the third quarter of fiscal 2003.  Net income as a percentage of consolidated net sales was 6.7% and 6.3% in the third quarter of fiscal 2004 and 2003, respectively.

Net sales in the third quarter of fiscal 2004 increased 7.9% as compared to net sales for the third quarter of fiscal 2003.  The primary reason for the increase is a weaker US dollar against the Euro, the British pound and the Canadian dollar.  Excluding the effects of changes in foreign currencies, consolidated net sales for the third quarter of fiscal 2004 were consistent with fiscal 2003.

North America’s sales to unaffiliated customers in the third quarter of fiscal 2004 were consistent with the third quarter of fiscal 2003.  Overall lift truck industry shipments in North America for the third quarter of fiscal 2004 increased approximately 7% above shipment levels in the comparable period of fiscal 2003.  Historically, the Company has found that changes in the level of its net sales do not correspond directly to the percentage changes in lift truck industry shipments, but industry statistics do provide a strong indicator of the direction of business activity. The Company believes it has continued to maintain its existing market share in North America during the third quarter of fiscal 2004.

The Company’s sales to unaffiliated customers in Europe increased 20.6% from $16.1 million in the third quarter of fiscal 2003 to $19.4 million in the third quarter of fiscal 2004.  Excluding the impact of foreign currency changes ($2.4 million) and business acquisitions ($1.7 million), European sales to unaffiliated customers decreased approximately 4.7% or $757,000 in the third quarter of fiscal 2004 as compared to the prior year.  The decrease is due to competitive pricing in Europe.  Sales in major markets, primarily Germany and France, continue to reflect weak economic conditions.

The Company’s remaining sales to unaffiliated customers are primarily in the Asia Pacific region.  In the third quarter of fiscal 2004, sales to unaffiliated customers increased 25.7% as compared to the same fiscal 2003 quarter.  This increase is primarily attributable to higher sales in China.  Excluding foreign currency fluctuations, net sales in this region increased 13.1%.

The Company’s gross profit percentage was 32.8% in the third quarter of fiscal 2004, which was lower than the 35.5% gross profit percentage experienced in the third quarter of fiscal 2003.  The decrease is the result of lower margins due to changes in product mix in North America and Europe.

The Company’s selling and administrative costs increased 10.5% or $1.5 million in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003.  Excluding the effect of foreign currency changes the Company’s selling and administrative costs increased 2.6% or $375,000 over the prior year.  The increase includes approximately $500,000 of selling and administrative costs for businesses acquired during fiscal 2004.  The Company has also experienced increases in costs related to postretirement health care costs ($100,000), systems implementation costs ($177,000) and compliance with Section 404 of the Sarbanes-Oxley Act ($250,000).  These increases have been partially offset by cost reductions in several areas to arrive at the overall 2.6% increase for the quarter.  As a percentage of net sales, selling and administrative expenses were 21.0% in the third quarter of 2004 and 20.5% in the third quarter of fiscal 2003.

During the third quarter of fiscal 2003, the Company entered into a settlement agreement with the City of Portland regarding an environmental lawsuit.  As a result of the settlement, a $2.1 million charge was recorded in the quarter.

Net interest expense in the third quarter of fiscal 2004 was $931,000 as compared to $1.2 million in the third quarter of fiscal 2003.  The decrease is the result of lower overall debt levels at October 31, 2003 in comparison with October 31, 2002.  Included in net interest expense is $234,000 and $364,000 of interest income for the third quarter of fiscal 2004 and 2003, respectively.

Other expense in the third quarter of 2004 and 2003 of $126,000 and $291,000, respectively, relates primarily to foreign currency losses.

The effective tax rates for the third quarter of fiscal 2004 and 2003 were 35% and 36%, respectively.  The decrease in the effective tax rate in fiscal 2004 is primarily due to the realization of foreign tax benefits, which is partially offset by valuation allowances on certain deferred tax assets in the United Kingdom and Sweden recorded in the third quarter of fiscal 2004.

The Company incurred a net loss in Europe of $1.2 million in the third quarter of fiscal 2004 as compared to a net loss of $217,000 in the same period of the prior year.  The increase in the fiscal 2004 net loss is due to competitive pricing for certain products, which decreased gross margins, and the recording of valuation allowances of $379,000 against certain deferred tax assets.  The Company has accelerated certain current initiatives and is undertaking new initiatives to address both gross margin and pricing issues.  These initiatives include, but are not limited to, production realignment between certain European factories, aggressive pursuit of additional European business and the exploration of production possibilities in lower cost areas.  All of these initiatives are part of the Company’s ongoing operating activities and no restructuring changes are anticipated in conjunction with these activities.

Comparison of the First Nine Months of Fiscal 2004 and 2003.

Consolidated net income increased to $16.2 million ($1.31 per share) in the nine months ended October 31, 2003 from $13.1 million ($1.07 per share) in the nine months ended October 31, 2002.  Consolidated net sales for the first nine months of fiscal 2004 were $220.3 million in comparison with $194.5 million for the first nine months of fiscal 2003.  Net income as a percentage of consolidated net sales was 7.4% and 6.7% in the first nine months of fiscal 2004 and 2003, respectively.

Net sales in the first nine months of fiscal 2004 increased 13.3% as compared to net sales for the first nine months of fiscal 2003.  This increase reflects the weakening of the U.S. dollar against foreign currencies, as well as stronger sales for fiscal 2004 in all major markets.  Excluding foreign currency fluctuations, net sales increased 6.7% for the first nine months of fiscal 2004.

North America’s sales to unaffiliated customers in the first nine months of fiscal 2004 increased 5.5% in comparison with the first nine months of fiscal 2003.  Overall lift truck industry shipments in North America for the first nine months of fiscal 2004 increased approximately 10% above shipment levels in the comparable period of fiscal 2003.  Historically, the Company has found that changes in the level of its net sales do not correspond directly to the percentage changes in lift truck industry shipments, but industry statistics do provide a strong indicator of the direction of business activity. The Company believes it has continued to maintain its existing market share in North America during the fiscal 2004.

Sales to unaffiliated customers in Europe increased 27.3% from $44.9 million for the first nine months of fiscal 2003 to $57.1 million for the first nine months in fiscal 2004.  Excluding the impact of foreign currency changes ($7.8 million) and business acquisitions ($3.7 million), European sales to unaffiliated customers increased approximately 1.7% or $762,000 for the first nine months of fiscal 2004 as compared to the comparable period in fiscal 2003.    Overall the market still continues to be unpredictable from quarter to quarter with depressed economic conditions in several of the major markets, primarily France and Germany.

The remaining sales to unaffiliated customers, primarily Asia and Australia, increased 25.9% for the first nine months of fiscal 2004 as compared to the same period in fiscal 2003.  Excluding the impact of strengthening foreign currencies, the increase in sales to unaffiliated customers in the Asia Pacific region was approximately 17.1%.   This increase is primarily attributable to sales increases in China, but sales levels in all other markets have also increased over the prior year.

The Company’s gross profit percentage was 32.9% for the first nine months of fiscal 2004, which is below the 34.9% gross profit percentage experienced in the first nine months of fiscal 2003.  The resulting decrease is due to lower margins resulting from changes in product mix in both North America and Europe.

The Company’s selling and administrative costs increased 10.1% or $4.2 million in the nine months ended October 31, 2003 as compared to the prior year.  Excluding the effect of foreign currency changes the Company’s selling and administrative costs increased 3.1% over the prior year.  The increase includes approximately $780,000 of selling and administrative costs for businesses acquired during fiscal 2004.  The Company has also experienced increases in costs related to postretirement health care costs ($450,000), systems implementation costs ($239,000) and compliance with Section 404 of the Sarbanes-Oxley Act ($500,000).  These increases have been partially offset by cost reductions in several areas to arrive at the overall 3.1% increase for the quarter.  As a percentage of net sales, selling and administrative expenses were 20.8% in the nine month period ended October 31, 2003 and 21.4% in the nine month period ended October 31, 2002.

During the third quarter of fiscal 2003, the Company entered into a settlement agreement with the City of Portland regarding an environmental lawsuit.  As a result of the settlement, a $2.1 million charge was recorded in the quarter.

Interest expense, net of interest income, for the first nine months of fiscal 2004 was $2.7 million as compared to $3.4 million for the first nine months of fiscal 2003. The decrease is the result of lower overall debt levels at October 31, 2003 in comparison with January 31, 2003.  Interest income was $780,000 and $1.1 million in the first nine months of fiscal 2004 and 2003, respectively.

Other income of $273,000 in the first nine months of fiscal 2004 relates primarily to the gain on the sale of a building in Germany of $205,000 and $367,000 for the elimination of remaining liabilities from the sale of the Company’s cylinders division of $367,000.  These items were offset by other miscellaneous expenses.  Other expense of $136,000 in 2003 relates to foreign currency losses.

The effective tax rates for the first nine months of fiscal 2004 and 2003 were 33% and 36%, respectively. The decrease in the effective tax rate in fiscal 2004 is primarily due to the realization of foreign tax benefits.

The Company’s net loss in Europe in the first nine months of fiscal 2004 was $1.5 million as compared to a loss of $68,000 in the prior year.  This increase is due to price competition on certain products and the recording of valuation allowances on deferred tax assets.

Liquidity and Capital Resources

The Company generated $24.5 million in cash from operations during the nine months ended October 31, 2003, consistent with $24.3 million for the nine months ended October 31, 2002.  Increases in net income, depreciation expense and accounts payable for the first nine months of fiscal 2004 were offset by an increase in accounts receivable.  The increase in accounts receivable and accounts payable are due to increased business levels in 2004.  Cash and cash equivalents at October 31, 2003 and January 31, 2003, totaled $25.6 million and $29.5 million, respectively.

At October 31, 2003, the Company also held marketable securities totaling $17.2 million.  These securities consist of asset-backed notes issued by various state agencies throughout the United States and guaranteed by the United States or state governments and agencies.  The notes are long-term instruments maturing through 2031; however, the interest rates and maturities are reset approximately every month, at which time the Company can sell the notes.  Accordingly, the Company has classified the notes as short-term in its consolidated balance sheet.  Tax-free interest rates on the notes range from .8% to .9% per annum.

Total outstanding debt at October 31, 2003 was $64.9 million as compared to $63.9 million at January 31, 2003.  The increase in outstanding debt is due to debt assumed with business acquisitions in fiscal 2004.  The Company’s debt to equity ratio at October 31, 2003 decreased to .36 to 1 from .44 to 1 at January 31, 2003.  Any additional payments to prepay outstanding debt balances in advance of scheduled maturity dates are subject to significant penalties.  See Item 3, Quantitative and Qualitative Disclosures About Market Risk.  As of October 31, 2003, the Company had available short-term lines of credit with commercial banks totaling $32.3 million.  The Company believes its available cash, cash flows from operations and credit facilities are more than sufficient to meet its short-term requirements.

Capital expenditures for the nine months ended October 31, 2003, excluding the business acquisitions, were $8.8 million compared with $5.7 million during the corresponding period in the prior year.  Excluding acquisitions, the Company expects fiscal 2004 capital expenditures to be consistent with fiscal 2003.  The Company plans to use cash flows from operations and existing credit facilities to fund current year capital expenditures.

During the first nine months of fiscal 2004 the Company paid dividends of $3.6 million to shareholders.  No dividends were paid in the first nine months of fiscal 2003.  The Company’s Board of Directors reinstated the payment of quarterly dividends in the fourth quarter of fiscal 2003.

During the nine months ended October 31, 2003, the U.S. dollar weakened against the major currencies included in the Company’s consolidated financial statements.  As a result, the cumulative translation adjustment increased shareholders’ equity by $12.1 million for the nine months ended October 31, 2003.

The Company received note payments of $9.6 million in the first nine months of fiscal 2004 from Precision Cylinders, Inc. (Precision).  The amounts represent full payment of all amounts due from Precision related to the Company’s sale of its cylinder division to Precision in fiscal 2002.

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

Based on the scheduled debt payments during fiscal 2003 and certain payment restrictions on its remaining debt, substantially all of the Company’s debt at October 31, 2003 has a fixed interest rate.  Any additional payments to prepay scheduled amounts of debt are subject to penalties.  At October 31, 2003, the penalties to retire all of the Company’s long-term debt were $5.9 million.  A hypothetical 1% increase in market interest rates would result in a $1.3 million reduction in the fair market value of the Company’s long term outstanding debt at October 31, 2003.

Item 4. Controls and Procedures

As of October 31, 2003, the end of the period covered by this report, the Company reviewed and evaluated, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) of the Securities and Exchange Act of 1934 (Exchange Act).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

CASCADE CORPORATION

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Jack B. Schwartz tendered his resignation as a director of the Company effective September 30, 2003.  Mr. Schwartz had been a director since 1995.

Item 6. Exhibit and Reports on Form 8-K

(A)	Exhibits

	31.1	Certification of Chief Executive Officer of Cascade Corporation.

	31.2	Certification of Chief Financial Officer of Cascade Corporation.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(B)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated August 26, 2003, with respect to the Company’s press release reporting results for the second fiscal quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE CORPORATION
December 15, 2003

/s/ Richard S. Anderson
Richard S. Anderson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)