Form 10-K
period 2004-01-31
CASCADE CORP
filed 2004-04-07
CIK 18061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒  No ☐

The aggregate market value of common stock held by non-affiliates of the registrant as of July 31, 2003 was $232,047,122, based on the closing sale price of the common stock on the New York Stock Exchange on that date.

The number of shares outstanding of the registrant’s common stock as of March 15, 2004 was 12,102,247.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be filed within 120 days after the registrant’s fiscal year end of January 31, 2004, to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 26, 2004 are incorporated by reference into Part III.

NOTE: All references to fiscal years are defined as year ended January 31, 2004 (fiscal 2004), year ended January 31, 2003 (fiscal 2003) and year ended January 31, 2002 (fiscal 2002).

Forward-looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements that involve risks and uncertainties, as well as assumptions which, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing.  The risks, uncertainties, and assumptions referred to above include, but are not limited to, competitive factors in, and the cyclical nature of, the materials handling industry; fluctuations in lift truck orders or deliveries, availability and cost of raw materials; general business and economic conditions in North America, Europe, Australia and Asia; assumptions relating to pension and other post-retirement costs, foreign currency fluctuations; pending litigation; environmental matters; and the effectiveness of the Company’s capital expenditures and cost reduction initiatives.  The Company undertakes no obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

PART I

Item 1.  Business

General

Cascade Corporation was organized in 1943 under the laws of the State of Oregon. The term “the Company” includes Cascade Corporation and its subsidiaries. The Company’s headquarters are located in Fairview, Oregon, a suburb of Portland, Oregon. The Company is one of the world’s leading manufacturers of materials handling load engagement devices and related replacement parts, primarily for the lift truck industry.

Products

The Company manufactures an extensive range of materials handling load engagement products that are widely used on forklift trucks and, to a lesser extent, on construction and agricultural vehicles.

The Company’s products are primarily manufactured with the Cascade and Cascade-Kenhar names and symbols, for which the Company has secured trademark protection. The primary function of these products is to provide the lift truck with the capability of engaging, lifting, repositioning, carrying and depositing various types of loads and products. The Company offers a wide variety of functionally different products, each of which has numerous sizes, models, capacities and optional combinations. Products are designed to handle loads with pallets and for specialized application loads without pallets. Examples of specialized products include devices specifically designed to handle loads such as appliances, paper rolls, baled materials, textiles, beverage containers, drums, canned goods, bricks, masonry blocks, lumber, plywood and boxed, packaged and containerized products.

The Company’s products are subject to strict design, construction and safety requirements established by industry associations and the International Organization for Standardization (ISO). Major manufacturing facilities are ISO certified. The Company presently offers a wide variety of both standardized and specialized products. Product specifications and characteristics are determined by the expected capacity to be lifted, the characteristics of the load, the ambient environment in which employed, the terrain over which the load will be moved and the operational life cycle of the vehicle. Accordingly, while there are some standard products, the market demands a wide range of products in custom configurations and capacities.

Manufacturing of the Company’s products includes the purchase of raw materials and components: principally rolled, bar, plate and extruded steel products; unfinished castings and forgings; hydraulic cylinders and motors; and hardware items such as fasteners, rollers, hydraulic seals and hose assemblies. A portion of the Company’s bar steel purchases are obtained under annual pricing arrangements, which do not require minimum quantity purchases. Certain purchased parts are provided worldwide by a limited number of suppliers.  The Company is not currently experiencing any shortages in obtaining raw materials or purchased parts. Difficulties in obtaining alternative sources of rolled, bar, plate and extruded steel products and other materials from one of its primary suppliers could affect operating results.

Markets

The Company markets its products throughout North and South America, Europe, the Middle East and the Asia-Pacific region.  Primary customers are companies and industries that use lift trucks for materials handling. Examples of these industries include pulp and paper, grocery products, textiles, recycling and general consumer goods. The Company’s products are sold to the ultimate customer through the retail lift truck dealer distribution channel and to lift truck manufacturers as original equipment manufacturers (OEM’s) equipment.

In the major industrialized countries, lift trucks are a widely utilized method of materials handling. In these markets lift trucks are generally considered maintenance capital investment. This makes the industry subject to cyclicality patterns similar to the broader capital goods economic sector.

However, many of the Company’s products measurably improve overall materials handling and lift truck productivity. Further, products to serve new types of materials handling applications are continually being developed to meet specific customer and industry requirements. In this sense the Company’s products may also be generally considered as both maintenance and productivity enhancing investment. Historically this has somewhat reduced the negative impact of downward trends in the lift truck market on the Company’s net sales.

In the emerging industrialized countries, China in particular, lift trucks are replacing manual labor and other less productive methods of materials handling. As such lift trucks are generally considered productivity enhancing investments in these markets.  The Company believes this makes lift truck markets in these countries generally less susceptible to downward trends in capital goods spending. The Company’s relatively limited experience in these emerging markets supports this observation.

Competition

The Company is one of the leading domestic and foreign independent suppliers of load engagement products for industrial forklift trucks. Several lift truck manufacturers, who are customers of the Company, are also competitors in varying degrees to the extent that they manufacture a portion of their load engagement product requirements. Since the Company offers a broad line of products capable of supplying a significant part of the total requirements for the entire lift truck industry, its experience has shown that lower costs resulting from its relatively high unit volume would be difficult for any individual lift truck manufacturer to achieve.

In addition to lift truck manufacturers, the Company competes with a number of companies in different parts of the world. The majority of these competitors are privately-owned companies with a strong presence in local and regional markets.  Only a smaller portion of these competitors compete with the Company globally.

The Company’s market share throughout the world varies by geographic region. The Company believes it is the leading manufacturer in North America and the preferred supplier of many OEMs as well as OEDs (original equipment dealers) and distributors. The Company also has significant market share in Europe and is continuing its sales and manufacturing expansion into the Asia Pacific region. In addition to sales to the lift truck market, the Company sells products to OEMs who manufacture construction, mining, agricultural and industrial mobile equipment other than lift trucks.

The Company designs and positions its products to be the performance and service leaders in their respective product categories and geographic markets. As such, the Company’s products are also generally priced higher than competitive products. In certain geographic markets the Company competes principally on price for products that are considered to be commodity products in nature.

Customers

The Company’s products are marketed and sold to OEMs, OEDs and distributors globally.  The Company’s primary markets are North America, Europe and Asia Pacific, which includes Australia.  No single customer accounts for more than 10% of the Company’s consolidated net sales. Approximately 35% of the Company’s consolidated net sales for the year ended January 31, 2004 were to OEM customers. This percentage is comparable to prior years.

Backlog

The Company’s products are manufactured with short lead times of generally less than one month. Accordingly, the Company does not believe the level of backlog orders is a significant factor in evaluating the Company’s overall level of business activity.

Research and Development

Most of the Company’s research and development activities are performed at the Company’s corporate headquarters in Fairview, Oregon and at its manufacturing facility in Guelph, Ontario, Canada. The Company’s engineering staff develops and designs substantially all of the products sold by the Company and is continually involved in developing products for new applications. The Company does not consider patents to be important to its business.

Environmental Matters

From time to time the Company is the subject of investigations, conferences, discussions, and negotiations with various federal, state, local and foreign agencies with respect to cleanup of hazardous waste and compliance with environmental laws and regulations. Note 16 to the Consolidated Financial Statements (Item 8), “Legal Proceedings” (Item 3) and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Item 7) contain additional information concerning the Company’s environmental matters.

Employees

At January 31, 2004, the Company had approximately 1,700 full-time employees throughout the world. The majority of these employees are not subject to collective bargaining agreements.

Foreign Operations

The Company has substantial operations outside the United States. There are additional business risks attendant to the Company’s foreign operations such as the risk that the relative value of the underlying local currencies may weaken when compared to the U.S. dollar. For further information about foreign operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7) and Notes to Consolidated Financial Statements (Item 8).

Available Information

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available on the Company’s website at www.cascorp.com when such reports are available on the Securities and Exchange Commission website.

Item 2.  Properties

The Company owns and leases various types of properties located throughout the world. The Company’s executive offices are located in Fairview, Oregon. The Company generally considers the productive capacity of its manufacturing facilities to be adequate and suitable to meet its requirements.  The Company’s primary locations are presented below:

Location	Primary Activity	Approximate Square Footage	Status

NORTH AMERICA
Springfield, Ohio	Manufacturing	200,000	Owned
Fairview, Oregon	Manufacturing/Headquarters	155,000	Owned
Guelph, Ontario Canada	Manufacturing	125,000	Owned
Toronto, Ontario Canada	Manufacturing	73,000	Leased
Warner Robins, Georgia	Manufacturing	65,000	Owned
Findlay, Ohio	Manufacturing	52,000	Owned
EUROPE
Almere, The Netherlands	Manufacturing	162,000	Owned
Verona, Italy	Manufacturing	74,000	Leased
Hoorn, The Netherlands	Manufacturing	74,000	Owned
Manchester, England	Manufacturing	44,000	Owned
La Machine, France	Manufacturing	37,000	Owned
Brescia, Italy	Manufacturing	19,000	Owned
Hagen, Germany	Manufacturing	31,000	Leased
Monchengladbach, Germany	Sales	15,000	Leased
Sheffield, England	Sales	10,000	Leased
Vaggeryd, Sweden	Sales	2,000	Leased
Morangis, France	Sales	2,000	Leased
Barcelona, Spain	Sales	1,000	Leased
Vantaa, Finland	Sales	500	Leased
ASIA PACIFIC
Xiamen, China	Manufacturing	72,000	Owned
Brisbane, Australia	Manufacturing	46,000	Leased
Hebei, China	Manufacturing	65,000	Leased
Osaka, Japan	Sales/Distribution	16,000	Leased
Inchon, Korea	Manufacturing	12,000	Owned
Auckland, New Zealand	Sales/Distribution	9,000	Leased
Johannesburg, South Africa	Sales/Distribution	9,000	Leased

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

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 4A.  Executive Officers of the Registrant

Robert C. Warren, Jr.—Chief Executive Officer and President—Mr. Warren, 55, has served as President and Chief Executive Officer of the Company since 1996. He was President and Chief Operating Officer of the Company from 1993 until 1996 and was formerly Vice President—Marketing. Mr. Warren joined Cascade in 1972.

Gregory S. Anderson—Senior Vice President—Human Resources—Mr. Anderson, 55, was appointed to his current position in 2002. He joined Cascade in 1984, and has served as Vice President—Human Resources since 1991.

Richard S. Anderson—Senior Vice President and Chief Financial Officer—Mr. Anderson, 56, was appointed Chief Financial Officer in 2001. Mr. Anderson has been employed by Cascade since 1972 and held several positions including his appointments as Vice President—Material Handling Product Group in 1996 and Senior Vice President—International in 1999.

Terry H. Cathey—Senior Vice President and Chief Operating Officer—Mr. Cathey, 55, has served as Chief Operating Officer since 2000. He has been employed by Cascade since 1973 and has held several positions within the Company, including his appointments as Vice President—Material Handling Operations in 1996 and Vice President—Manufacturing in 1993.

Michael E. Kern, Vice President—MHP Marketing and Sales—Mr. Kern, 57, has served as Vice President—MHP Marketing and Sales since 2003.  He has been employed by Cascade since 1966 and has held several positions within the Company, including his appointments as Director of Dealer Marketing and Sales in 2001 and Aftermarket Sales Manager in 1999.

Charlie S. Mitchelson, Vice President and Managing Director, Europe—Mr. Mitchelson, 48, joined Cascade in 1990. Prior to his current appointment as Managing Director—Europe in 1998, Mr. Mitchelson served as Managing Director of U.K. Cylinder Division from 1995 to 1998.

Jeffrey K. Nickoloff, Vice President—Corporate Manufacturing—Mr. Nickoloff, 48, was appointed to his current position in 2002. He has held several positions with Cascade including his appointments as Director of North American Manufacturing in 2000 and Plant Manager in 1993. Mr. Nickoloff joined the Company in 1979.

Joseph G. Pointer, Vice President—Finance—Mr. Pointer, 43, has served as Vice President—Finance since 2000. Prior to joining the Company in 2000, Mr. Pointer was a Partner at PricewaterhouseCoopers LLP in Portland, Oregon.

Anthony F. Spinelli, Vice President—OEM Products—Mr. Spinelli, 61, has served as Vice President—OEM Products, since 2001. Prior to 2001, he was Managing Director, Canadian Operations. Mr. Spinelli joined Cascade in 1997 when the Company purchased Kenhar Corporation where he had served as President, Kenhar Americas.

John A. Cushing—Treasurer—Mr. Cushing, 43, was appointed as Treasurer in 2001. He previously was the Company’s Assistant Treasurer from 1999 until 2001.  Prior to joining the Company in 1999, Mr. Cushing was Assistant Treasurer for Fred Meyer, Inc., a retail company in Portland, Oregon.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

As of January 31, 2004, there were 231 holders of the Company’s common stock including blocks of shares held by various depositories. It is the Company’s belief that when the shares held by the depositories are attributed to the beneficial owners, the total exceeds 2,100.

Market Information

The high and low sales prices of the common stock of Cascade Corporation based on intra-day prices on the New York Stock Exchange were as follows:

	Year Ended January 31
	2004		2003
	High	Low	High	Low

Market price range:
First quarter	$15.48	$13.80	$14.70	$11.75
Second quarter	19.57	14.03	15.74	12.85
Third quarter	24.37	17.83	14.99	12.30
Fourth quarter	27.49	20.09	16.74	12.38

Common Stock Dividends

The common stock dividends declared by the Company were as follows:

	Year Ended January 31
	2004	2003
First quarter	$.10	$—
Second quarter	.10	—
Third quarter	.10	—
Fourth quarter	.11	.10
Total	$.41	$.10

Stock Exchange Listing and Transfer Agent

The Company’s stock is traded on the New York Stock Exchange under the symbol CAE.

The Company’s registrar and transfer agent is Mellon Shareholder Services, L.L.C., Shareholder Relations, P.O. Box 3315, South Hackensack, N.J., 07606, (800) 522-6645.

Item 6.  Selected Financial Data

	Year Ended January 31
	2004	2003	2002	2001	2000
	(In thousands, except per share amounts and employees)

Income statement data(1):
Net sales	$297,756	$258,829	$252,715	$301,358	$301,652
Operating income	$32,025	$32,744	$13,433	$24,909	$19,536
Income from continuing operations	$18,506	$17,707	$5,302	$9,774	$5,424
Net income	$18,506	$17,707	$4,127	$11,863	$4,934
Cash flow data:
Cash flows from operating activities	$26,407	$23,941	$34,836	$28,049	$50,135
Cash flows from investing activities(2)	$(19,612)	$(7,718)	$(3,201)	$(6,228)	$12,411
Cash flows from financing activities	$(14,881)	$(18,056)	$(16,405)	$(31,317)	$(45,675)
Stock information:
Basic earnings per share:
Income from continuing operations	$1.55	$1.55	$0.47	$0.84	$0.44
Net income	$1.55	$1.55	$0.36	$1.02	$0.40
Diluted earnings per share:
Income from continuing operations	$1.49	$1.45	$0.44	$0.80	$0.44
Net income	$1.49	$1.45	$0.34	$0.97	$0.40
Book value per common share	$15.18	$12.70	$10.03	$10.18	$9.87
Dividends declared	$0.41	$0.10	$—	$0.20	$0.40
Balance sheet information:
Working capital	$81,720	$71,201	$66,011	$64,747	$66,167
Property, plant and equipment, net	$75,244	$65,863	$61,412	$77,235	$86,716
Total assets	$292,819	$262,317	$247,286	$282,620	$315,588
Long-term debt	$38,111	$50,113	$65,679	$87,513	$109,043
Shareholders’ equity	$183,688	$144,748	$113,267	$116,503	$112,933
Other:
Capital expenditures(1)	$11,403	$10,665	$7,303	$5,549	$13,811
Depreciation(1)	$12,152	$10,532	$10,349	$10,531	$11,538
Amortization(1)	$512	$261	$4,399	$5,366	$4,522
Interest expense, net of interest income	$3,554	$4,228	$5,322	$6,852	$7,451
Diluted weighted average shares of common stock outstanding	12,409	12,194	12,233	12,272	12,385
Number of employees	1,700	1,500	1,400	1,900	1,800

(1)           Except net income, excludes for all periods the data for the Company’s hydraulic cylinder division, which was sold in January 2002.

(2)           Includes $11.7 million in 2004 for business acquisitions.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 3 to the consolidated financial statements, the Company sold its hydraulic cylinder division in January 2002. The Company’s consolidated statements of income and cash flows for the year ended January 31, 2002 separately present the historical results of the hydraulic cylinder division as a discontinued operation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of its financial position and results of operations is based on the Company’s consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Management evaluates its estimates and judgments on an on-going basis, including those related to uncollectible receivables, inventories, goodwill and long-lived assets, warranty obligations, environmental liabilities and deferred taxes. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies reflect its more significant judgments and estimates in the preparation of its consolidated financial statements.

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

Intangible Assets

The Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets” on accounting for business combinations and goodwill as of the beginning of fiscal 2003. Accordingly, the Company no longer amortizes goodwill from acquisitions. The Company continues to amortize other acquisition-related intangibles, which are not significant to the Company’s consolidated balance sheet. As of January 31, 2004 the Company had $68.9 million of goodwill.

In conjunction with the implementation of SFAS 142, the Company completed a transitional impairment test in the quarter ended April 30, 2002 and found no impairment. As required by SFAS 142, the Company performs an impairment test annually, or earlier if indicators of potential impairment exist. Certain factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company’s overall business and significant industry or economic trends. The impairment review is based on a discounted cash flow approach that uses estimates of future sales, sales growth rates, gross margins, expense and capital expenditure levels, the discount rate and estimated terminal values to determine the fair value of the operating entities should an impairment exist. Changes in these and other factors could result in impairments in the carrying value of goodwill, which would require a write down or further write downs to the asset’s fair value. The Company has performed annual impairment tests in the fourth quarter of fiscal 2004 and 2003 and found no impairment.

Warranty Obligations

The Company offers certain warranties with the sale of its products. The warranty obligation is recorded as a liability on the balance sheet and is estimated through historical customer claims, product failure rates, material usage and service delivery costs incurred in correcting a product failure. Changes in these factors and changes in statutory requirements for product warranties in markets in which the Company sells its products may require an adjustment to the recorded warranty obligations.

Environmental Liabilities

The Company accrues environmental remediation and litigation costs if it is probable a liability has been incurred at the financial statement date and the amount can be reasonably estimated. The Company’s liability for environmental costs, other than for costs of assessments themselves, are generally determined after the completion of investigations and studies and are based on the estimated cost of remediation activities the Company is then required to undertake.  The gross liability is based on the Company’s best estimate of undiscounted future costs using currently available technology and applying current regulations, as well as the Company’s own historical experience regarding environmental cleanup costs.  The reliability and precision of the estimates are affected by numerous factors, such as site evaluation and reevaluation of the degree and remediation required, claims by third parties and changes to environmental laws and regulations. The Company adjusts its liabilities as new remediation requirements are defined, as information becomes available permitting reasonable estimates to be made and to reflect new facts.

Deferred Taxes

The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment. The Company is subject to taxation from federal, state and international jurisdictions. The taxes paid to these jurisdictions are subject to audit, although to date the results of any tax audits have been minor.

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. The Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers or net operating loss carryforwards, will not be realized.  The Company has  recorded on its consolidated balance sheets a valuation allowance against various deferred tax assets.  The Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. The Company continually evaluates strategies that could allow for the future utilization of its deferred tax assets.

Benefit Plans

The Company makes a number of assumptions with regard to both future financial conditions and future actions by participants to calculate on an actuarial basis the amount of income or expense and assets and liabilities recognized in association with the Company’s defined benefit and postretirement benefit plans. These assumptions include the expected return on plan assets, discount rate, health care cost trend rates and expected rates of retirement for plan participants. The Company reviews the assumptions on an annual basis and makes changes to reflect market conditions and the administration of the plans. While the Company believes the current assumptions are appropriate in the circumstances, actual results and changes in these assumptions in the future will result in adjustments which could impact the income or expense recognized in future years in relation to these plans.

COMPARISON OF FISCAL 2004 AND FISCAL 2003

Consolidated Summary

Net income for fiscal 2004 increased to $18.5 million ($1.49 per diluted share) from $17.7 million ($1.45 per diluted share) in fiscal 2003.  The increase in net income is primarily the result of strong operating results in Asia Pacific and lower interest costs from reduced debt levels.  Although consolidated net sales increased 15% over fiscal 2003, the majority of this increase can be attributed to currency changes and acquisitions.  Excluding these items, the year over year sales growth was 5%.  Overall operating income decreased 2% in fiscal 2004.  Europe continued to feel the effects of depressed economic conditions and competitive pressures and incurred an operating loss for the year.  North America’s operating income was negatively impacted by currency changes between the Canadian and U.S. dollar.  In addition, selling and administrative costs increased over fiscal 2003 levels.

North America

	Year Ended January 31
(in thousands)	2004	%	2003	%	Change	Change %

Net sales	$171,709	100%	$162,774	100%	$8,935	5%
Cost of goods sold	108,524	63%	98,705	61%	9,819	10%
Gross profit	63,185	37%	64,069	39%	(884)	(1)%

Selling and administrative	38,000	22%	36,067	22%	1,933	5%
Amortization	234	—	214	—	20	9%
Recovery of note receivable	—	—	(2,500)	(2)%	2,500	—
Environmental expenses	—	—	2,100	1%	(2,100)	—

Operating income	$24,951	15%	$28,188	17%	$(3,237)	(11)%

Net sales in North America increased $8.9 million or 5% in fiscal 2004 to $171.7 million.  The change in foreign currency rates between the U.S. and Canadian dollar accounted for $3.2 million of the fiscal 2004 sales increase.  The remaining $5.7 million or 4% increase is due to an increased volume of shipments from North American facilities.

Historically, the Company has found that changes in the level of its net sales do not correspond directly to the percentage changes in lift truck industry shipments, but industry statistics do provide an indication of the direction of business activity.  North American lift truck industry shipments from 2003 to 2004 increased 11%.  During 2003, industry shipments were at depressed levels in comparison with historical shipments.  The Company believes the 2003 shipment levels are more representative of normal business levels for the industry.  Although the growth in lift truck shipments exceeds net sales growth, the Company believes it has maintained or slightly increased its existing market share in North America during fiscal 2004.

North America’s gross margin decreased to 37% in fiscal 2004 as compared to 39% in fiscal 2003.  This decrease is due primarily to the sale in the United States of certain products manufactured in Canada.  The Company’s sales of these products are in U.S. dollars but a significant portion of the costs are in Canadian dollars.  During 2004, the value of the U.S. dollar against the Canadian dollar decreased 13%.  The effect of this change reduced the overall gross margins.  Management is evaluating options to mitigate the impact of these currency changes, but at the present time expects this trend to continue absent a shift in the U.S. and Canadian dollar exchange rate.

Selling and administrative costs for fiscal 2004 in North America increased 5% or $1.9 million over fiscal 2003.  Excluding the effects of currency changes, these costs increased 3% or $1.2 million, driven primarily by $750,000 of costs related to complying with Section 404 of the Sarbanes-Oxley Act, $650,000 of postretirement health care costs and $1 million of research and development costs, offset by various cost reductions.

As the Company continues to implement measures mandated by the Sarbanes-Oxley Act throughout fiscal 2005, it expects some increases in these costs, primarily due to higher audit fees.  The Company has made changes in the level of retiree contribution rates and the structure of the plan benefits with regard to the Company’s postretirement health care plan, which it believes should avoid increases in the overall costs of this plan for 2005.  The Company expects research and development costs to be at the same level in 2005.

During fiscal 2003, the Company and The Boeing Company entered into a settlement agreement with the City of Portland, Oregon (City) regarding litigation brought by the City in 1999 alleging damages arising from the proximity of the groundwater contamination in the area of their respective plants to a City water well field. The Company’s share of the $6.2 million settlement was $3.6 million. The Company had recorded a $1.5 million charge related to the settlement in fiscal 2002 and recorded additional environmental expenses of $2.1 million during fiscal 2003. The full settlement was paid in fiscal 2003.

The Company recorded $2.5 million of income in fiscal 2003 related to a settlement reached between the Company and Maine Rubber related to outstanding principal and interest due under a note receivable.  The $2.5 million payment is payment in full for the release of any remaining liability of Maine Rubber under the note receivable.  The Company had recorded a $7.3 million allowance against the note balance in fiscal 2002 due to financial difficulties experienced by Maine Rubber.

Europe

	Year Ended January 31
(in thousands)	2004	%	2003	%	Change	Change %

Net sales	$81,114	100%	$60,404	100%	$20,710	34%
Cost of goods sold	63,456	78%	46,335	77%	17,121	37%
Gross profit	17,658	22%	14,069	23%	3,589	26%

Selling and administrative	17,853	22%	13,539	22%	4,314	32%
Amortization	255	—	26	—	229	—

Operating income (loss)	$(450)	(1)%	$504	1%	$(954)	—

Europe’s fiscal 2004 net sales increased 34% or $20.7 million in comparison with fiscal 2003.  Changes in foreign currency rates, related primarily to the Euro, accounted for just over 50% or $10.5 million of the increase.  Acquisitions in Germany and Italy during fiscal 2004 added $8.4 million to fiscal 2004 sales or 41% of the increase.  The remaining fiscal 2004 sales increase of $1.8 million or 3% of fiscal 2003 sales,  is due to increases in product shipments.  Overall industry shipment levels in Europe in fiscal 2004 were consistent with 2003 levels.  The Company believes it has increased its existing market share in Europe.

Gross margins in Europe were 22% for fiscal 2004, down slightly from the fiscal 2003 gross margin of 23%.  This 1% decrease is due primarily to lower sales prices on certain products in Europe.

Selling and administrative costs for fiscal 2004 in Europe increased 32% or $4.3 million over fiscal 2003.  The primary reason for the increase was the effect of currency changes, which accounted for $2.4 million or 56% of the increase.  Acquisitions added $1.8 million of selling and administrative costs.  Excluding currency changes and costs related to acquired companies, selling and administrative costs were consistent with fiscal 2003.

The Company’s European operations have continued to experience declining financial results and incurred an operating loss of $450,000 in fiscal 2004 in comparison with operating income of $504,000 in fiscal 2003.  Additional costs related to the 2004 acquisitions were the most significant factor contributing to the fiscal 2004 operating loss.

Overall difficult economic conditions in Europe and in particular in France and Germany, two of the major industrial markets, have not changed in the last three years.  Based on the limited industry statistics available for Europe, lift truck shipments have also not improved during this period and may have actually decreased slightly.  Given these conditions, the existing market continues to be very competitive.  Our European competitors are generally smaller privately-held companies, some of which have a global presence.  Several of the key competitors are based in Germany and Italy.  Acquisitions this past year were completed in these two major markets.  The Company previously only had a limited presence in these markets.  The

Company believes the 2004 acquisitions provide a solid operating base to build its market share and compete more effectively in Europe.

In addition to completing two acquisitions in 2004, the Company has taken several steps it believes should have a positive impact on future profitability in Europe.  These include the introduction of new products, rationalization of existing manufacturing operations to reduce overall costs and more aggressive marketing campaigns in select markets.  While these steps and the acquisitions should have a positive long-term impact on its European business, the Company is not anticipating significant changes in overall profitability in Europe for 2005.

In March 2004, one of the Company’s primary German competitors was forced into insolvency by its creditors.  Insolvency proceedings have commenced and a trustee has been appointed.  The Company is currently evaluating its options with regard to potentially submitting a bid to acquire some or all of the competitor’s assets.  Given the current market conditions, the Company believes other competitors may face similar financial difficulties.

Asia Pacific

	Year Ended January 31
(in thousands)	2004	%	2003	%	Change	Change %

Net sales	$44,933	100%	$35,651	100%	$9,282	26%
Cost of goods sold	30,140	67%	24,715	69%	5,425	22%
Gross profit	14,793	33%	10,936	31%	3,857	35%

Selling and administrative	7,246	16%	6,863	19%	383	6%
Amortization	23	—	21	—	2	10%

Operating income	$7,524	17%	$4,052	11%	$3,472	86%

Asia Pacific net sales grew by 26% or $9.3 million in fiscal 2004 over fiscal 2003.  Excluding currency changes, net sales increased 16% or $5.8 million.  A significant portion of the increase excluding currency changes relates to sales in China.  Overall sales in China grew 46% in fiscal 2004, but still only account for 4% of the Company’s consolidated net sales.  Substantially all of the Company’s products manufactured in China are currently sold within that country.

Gross margins in the Asia Pacific region increased to 33% in fiscal 2004 from 31% in fiscal 2003.  This increase is due primarily to higher shipment volumes in China.  In addition, gross margins in Australia have increased steadily over the past year as the Company benefits from the restructuring activities, which occurred in prior years.

Selling and administrative costs in Asia Pacific for fiscal 2004 increased 6% over fiscal 2003.  Excluding the effect of foreign currencies, selling and administrative expenses decreased 5% from fiscal 2003.  The Company has been able to reduce overall spending levels despite the increased sales activity in the region.

Non-Operating Items

The Company’s interest expense in fiscal 2004 decreased 20% in comparison with fiscal 2003.  The decrease is due to the Company’s efforts to reduce its overall debt levels.  See “Financial Condition and Liquidity” for additional discussion of Company debt levels and payments.

Consolidated interest income decreased by $469,000 in fiscal 2004 as compared to fiscal 2003 due to the receipt of payment in full of notes receivable related to the sale of the Company’s hydraulic cylinder division.

The Company’s effective tax rate for fiscal 2004 decreased to 35% in comparison to 37% in fiscal 2003.  This decrease was due to higher levels of pre-tax income in lower tax rate jurisdictions of foreign entities, as well as the Company’s ability to utilize research and development credits.  These benefits were reduced by the Company’s recording of a valuation allowance against certain foreign subsidiary net operating losses.

COMPARISON OF FISCAL 2003 AND FISCAL 2002

Consolidated Summary

The Company’s net income increased to $17.7 million ($1.45 per diluted share) in fiscal 2003 compared to $4.1 million ($0.34 per diluted share) in fiscal 2002.  The majority of this increase is due to amortization expense, a goodwill impairment charge, the write-off of a note receivable and losses from discontinued operations recorded in fiscal 2002, which did not recur in fiscal 2003. The Company’s consolidated net sales in fiscal 2003 increased 2% to $258.8 million as compared to $252.7 million in fiscal 2002.  Sales were essentially flat in comparison with fiscal 2002 after adjusting for fluctuations in foreign currencies.  Overall business levels in the lift truck industry were down in fiscal 2003 as compared to fiscal 2002, primarily due to depressed economic conditions in North America and Europe.

North America

	Year Ended January 31
(in thousands)	2003	%	2002	%	Change	Change %

Net sales	$162,774	100%	$160,883	100%	$1,891	1%
Cost of goods sold	98,705	61%	99,758	62%	(1,053)	(1)%
Gross profit	64,069	39%	61,125	38%	2,944	5%

Selling and administrative	36,067	22%	34,438	21%	1,629	5%
Amortization	214	—	3,900	2%	(3,686)	—
Allowance for (recovery of) note receivable	(2,500)	(2)%	7,308	5%	(9,808)	—
Goodwill impairment	—	—	5,100	3%	(5,100)	—
Environmental expenses	2,100	1%	1,500	1%	600	40%

Operating income	$28,188	17%	$8,879	6%	$19,309	217%

The Company’s net sales in North America in fiscal 2003 increased to $162.8 million as compared to $160.9 million in fiscal 2002.  In fiscal 2002, the lift truck industry in North America, the Company’s largest market, experienced significant declines in orders and shipments. During fiscal 2003, the North American market reflected a slowly increasing level of activity during much of the year.  Certain of the Company’s smaller competitors in the North American market experienced financial problems during the industry downturn in 2001 and 2002 and a portion of the Company’s sales increase can be attributable to market share gains.

The Company’s gross margin in North America of 39% in fiscal 2003 increased from 38% in fiscal 2002. This increase reflected the Company’s continued focus to implement cost management initiatives.

Selling and administrative expenses as a percentage of net sales were 22% in fiscal 2003 as compared to 21% in fiscal 2002.  In fiscal 2002, due to the downturn in the lift truck industry, the Company had implemented aggressive measures, such as pay freezes and hiring restrictions, reductions in incentive pay and reduced overall spending levels. As sales levels increased somewhat in fiscal 2003, the Company eliminated many of the spending restrictions and moved forward with various projects expected to impact future operations. These projects included information systems conversions in Canada and a realignment of the Company’s business structure in Europe to operate more effectively in the European Union countries. In addition, the Company’s incentive pay to senior management increased approximately $950,000 due to improved operating results in fiscal 2003.

During fiscal 2003, the Company and The Boeing Company entered into a settlement agreement with the City of Portland, Oregon (City) regarding litigation brought by the City in 1999 alleging damages arising from the proximity of the groundwater contamination in the area of their respective plants to a City water well field. The Company’s share of the $6.2 million settlement was $3.6 million. The Company had recorded a $1.5 million charge related to the settlement in fiscal 2002 and recorded additional environmental expenses of $2.1 million during fiscal 2003. The full settlement was paid in fiscal 2003.

During fiscal 2002, the Company recorded $3.9 million of goodwill amortization expense. The Company no longer amortizes goodwill under SFAS 142, which was adopted at the beginning of fiscal 2003.

The Company recorded a $5.1 million goodwill impairment charge in fiscal 2002 related to its operations in Australia.  The Company undertook major restructuring activities in Australia in fiscal 2001. However, the Company’s operations in Australia continued to be negatively impacted in fiscal 2002 by inefficiencies in the realignment of sales operations and elimination of distribution locations and continued deterioration of sales levels due to the elimination of the tire and battery business.  Sales decreased each quarter of fiscal 2002, with the largest decrease in the fourth quarter.  The Company concluded that the decline in sales experienced at the end of fiscal 2002 was not temporary.  In light of these significant factors and trends, the Company performed an impairment assessment in the fourth quarter of fiscal 2002 of the carrying amount of long-lived assets and goodwill in Australia. Based on this assessment, the Company determined that an impairment loss should be recognized since the estimated fair value of the assets based on discounted cash flows was less than the carrying amount of the assets.

The Company recorded a $7.3 million allowance in fiscal 2002 related to a note receivable from Maine Rubber Company (Maine Rubber), which related to the Company’s sale of its tire business to Maine Rubber in fiscal 2000.  Maine Rubber notified the Company in January 2002 that its senior lender had restricted the payment of all scheduled future interest and principal payments to all creditors due to violations of its debt covenants. This included the first $1 million principal payment due to the Company in April 2002.  Maine Rubber had been negatively impacted by the decline in lift truck industry orders and shipments in fiscal 2002 and did not expect these industry conditions to change dramatically through at least the end of fiscal 2003. The Company reviewed Maine Rubber’s financial statements and restructuring plan and in light of the current industry conditions, concluded it was highly unlikely that Maine Rubber would be able to make any principal and interest payments on the note receivable in the foreseeable future if at all.

In November 2002, the Company and Maine Rubber reached a settlement regarding the outstanding principal and interest due under the note receivable. Under the terms of the settlement, the Company received $2.5 million as payment in full for the release of any remaining liability of Maine Rubber under the note receivable. The Company recorded the $2.5 million cash payment as income in fiscal 2003.

Europe

	Year Ended January 31
(in thousands)	2003	%	2002	%	Change	Change %

Net sales	$60,404	100%	$59,470	100%	$934	2%
Cost of goods sold	46,335	77%	44,840	75%	1,495	3%
Gross profit	14,069	23%	14,630	25%	(561)	(4)%

Selling and administrative	13,539	22%	11,723	20%	1,816	15%
Amortization	26	—	472	1%	(446)	—

Operating income	$504	1%	$2,435	4%	$(1,931)	(79)%

The increase in overall sales in Europe in fiscal 2003 is exclusively due to foreign currency changes.  Excluding foreign currency, net sales in fiscal 2003 decreased 4%.  The Company’s sales in Europe have continued to be negatively impacted by weak economic conditions throughout the region.  In particular, sales in France and Germany continued to be at depressed levels.

Gross margins in Europe decreased from 25% in fiscal 2002 to 23% in fiscal 2003.  This decrease was due to competitive pricing pressures on certain products in light of the weaker economic conditions.

Selling and administrative expenses increased 15% in fiscal 2003, with $1.1 million or 9% of the increase attributable to currency changes.  The remaining increase was due to higher marketing costs related to a trade show in Hanover, Germany, additional finance and information systems personnel, and increased depreciation related to information systems equipment.

During fiscal 2002, the Company recorded $472,000 of goodwill amortization expense in Europe. The Company no longer amortizes goodwill under SFAS 142, which was adopted at the beginning of fiscal 2003.

Asia Pacific

	Year Ended January 31
(in thousands)	2003	%	2002	%	Change	Change %

Net sales	$35,651	100%	$32,362	100%	$3,289	10%
Cost of goods sold	24,715	69%	23,417	72%	1,298	6%
Gross profit	10,936	31%	8,945	28%	1,991	22%

Selling and administrative	6,863	19%	6,799	21%	64	1%
Amortization	21	—	27	—	(6)	(22)%

Operating income	$4,052	11%	$2,119	7%	$1,933	91%

The Company’s increasing sales and gross margins in Asia Pacific are due primarily to strong results in both China and Australia.  The Company’s growth in China is consistent with the overall economy.  While it is the Company’s fastest growing market, China still only represents approximately 3% of consolidated net sales in fiscal 2003. Plans are underway to pursue opportunities to increase production capacity in this market.  As previously noted, the Company’s operations in Australia were not profitable through the end of fiscal 2002.  Australia returned to profitability in fiscal 2003.

Selling and administrative expenses as a percentage of sales fell from 21% in fiscal 2002 to 19% in fiscal 2003.  This is a result of strong cost controls in all markets in the region.

Non-Operating Items

The Company’s interest expense in fiscal 2003 decreased 10% in comparison to fiscal 2002. The decrease was due to lower overall debt levels. See “Financial Condition and Liquidity” for additional discussion of Company debt levels and payments.

Interest income increased in fiscal 2003 as compared to fiscal 2002 due to higher cash balances throughout the year and interest earned on notes receivable related to the sale of the Company’s hydraulic cylinder division.

The Company’s effective tax rate for fiscal 2003 increased to 37% in comparison with 35% in fiscal 2002. This increase was due to higher levels of pre-tax income in fiscal 2003 over fiscal 2002, which diluted the benefit of certain tax attributes. The Company also had increased foreign earnings in higher tax rate jurisdictions than the previous year.

Other expense relates primarily to net losses on foreign currency translation. The Company maintains a foreign currency risk-management strategy to mitigate the impact of unanticipated fluctuations in earnings caused by changes in foreign currency exchange rates. See Note 14 to the Consolidated Financial Statements.

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the three years ended January 31, 2004 by classifying transactions into three major categories: operating, investing and financing activities.

Operating Activities

The Company’s main source of liquidity is cash generated from operating activities.  This consists of net income adjusted for noncash operating items such as depreciation and amortization, losses on disposition of assets and discontinued operations, goodwill impairment, adjustments for uncollectible receivables and deferred income taxes, as well as changes in operating assets and liabilities.

Net cash provided by operating activities from continuing operations was $26.4 million in fiscal 2004 as compared to $23.9 million in fiscal 2003.  The increase in fiscal 2004 was due to higher levels of net income and depreciation and amortization and a reduction in the income taxes receivable.  These improvements were offset with changes in other operating accounts, primarily accounts receivable and inventory.  Fiscal 2003 net cash from operating activities was increased by the recovery of a portion of a note receivable previously written off.

The Company’s net cash provided by operating activities from continuing operations decreased to $23.9 million in fiscal 2003 from $34.8 million in fiscal 2002.  Changes in accounts receivable, accounts payable and other accrued expenses were related to the increased level of business activity in the fourth quarter of fiscal 2003 as compared to fiscal 2002. The increase in income taxes receivable was primarily due to the recording of the write-off of the Maine Rubber note receivable for tax purposes in the fourth quarter of fiscal 2003 in relation to the settlement discussed previously. Accrued environmental expenses have continued to decrease due to ongoing remediation activities and payment of the City of Portland litigation settlement in fiscal 2003.

Investing Activities

The principal recurring investing activities are capital expenditures.  These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear.  Capital expenditures were $11.4 million, $10.7 million and $7.3 million during fiscal 2004, 2003 and 2002, respectively.  The increase in capital expenditures in fiscal 2003 related to the purchase of equipment under operating leases in North America and the upgrade of certain equipment in Europe.  The Company believes the level of capital expenditures is sufficient to maintain required operational requirements. The Company expects capital expenditures in fiscal 2005 to approximate depreciation expense.

The Company held marketable securities of $6.0 million at January 31, 2004.  These securities consist of asset-backed notes issued by various state agencies throughout the United States and guaranteed by the United States or state governments and agencies.  The notes are long-term instruments maturing through 2031; however, the interest rates and maturities are reset approximately every month, at which time the Company can sell the notes.  Accordingly, the Company has classified the notes as short-term in its consolidated balance sheets.  Tax-free interest rates on the notes range from 0.5% to 1.8%, per annum.

On March 31, 2003, the Company completed the acquisition of FEMA Forks GmbH (FEMA), a supplier of forks based in Hagen, Germany.  The aggregate purchase price paid in cash for FEMA, net of assumed liabilities, was $3.6 million.  On October 21, 2003, the Company acquired Roncari S.r.l., an Italian supplier of material handling equipment.  The aggregate purchase price paid in cash for Roncari, net of assumed liabilities, was $8.1 million.

During the fourth quarter of fiscal 2002, the Company sold its hydraulic cylinder division to Precision Hydraulic Cylinders, Inc. (Precision) for approximately $13 million, for which the Company received $3.25 million in cash, $9 million of notes receivable and a $700,000 receivable subject to adjustment for working capital levels at the sale date. The Company received payment for the $700,000 of receivables during fiscal 2003. Under the terms of sale, the Company made interim operating capital advances to Precision of $2.1 million in fiscal 2003. These advances were repaid to the Company by January 31, 2003. During fiscal 2004 the Company received $9.6 million from Precision as payment in full of all amounts due from the sale of the hydraulic cylinder division.

The remaining proceeds from notes receivable in fiscal 2003 related to the $2.5 million settlement of the Maine Rubber note receivable.

Financing Activities

The Company continued with its planned reduction of debt balances in each of the three years ended January 31, 2004.  As of January 31, 2004 the Company had made all scheduled debt payments. Any additional payments to prepay scheduled amounts are subject to significant penalties. The Company is continually evaluating its options to make additional debt payments and incur the penalties in light of its current cash position.

The Company repurchased $1.4 million of common stock in both fiscal 2003 and 2002.

The Company declared dividends of $.41 and $.10 per share in fiscal 2004 and 2003, respectively. No dividends were declared in fiscal 2002.

The issuance of common stock related to the exercise of stock options generated $1.3 million of cash in fiscal 2004.

FINANCIAL CONDITION AND LIQUIDITY

Working capital at January 31, 2004 was $81.7 million as compared to $71.2 million of working capital at January 31, 2003. The Company’s current ratio at January 31, 2004 was 2.59 to 1 in comparison to 2.66 to 1 at January 31, 2003.

Total outstanding debt, including notes payable to banks, at January 31, 2004 was $53.9 million in comparison with $63.9 million at January 31, 2003. The Company’s debt to equity ratio improved to .29 to 1 at January 31, 2004 from .44 to 1 at January 31, 2003. The Company’s debt agreements contain covenants relating to net worth and leverage ratios. Borrowing arrangements currently in place with commercial banks provide lines of credit totaling $32.3 million, none of which were being used at January 31, 2004. Average interest rates on notes payable to banks were 2.78% at both January 31, 2004 and 1.38% at January 31, 2003.

The Company believes its cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy its expected working capital, capital expenditure and debt retirement requirements for fiscal 2005.

OTHER MATTERS

During fiscal 2004 and 2003, the holder of the Company’s exchangeable preferred stock exchanged 600,000 and 200,000 shares, respectively, for a total of 800,000 shares of common stock.  This non-cash transaction resulted in a reclassification of $8.2 million in fiscal 2004 and $2.7 million in fiscal 2003 from exchangeable preferred stock into common stock and additional paid-in capital and had no effect on earnings per share as presented in the Consolidated Financial Statements and Notes to Consolidated Financial Statements.  No exchangeable preferred stock remains outstanding at January 31, 2004.

The Company has completed substantially all implementation activities related to its enterprise-wide resource planning (ERP) software system in the United States and Europe. The Company completed a portion of its ERP implementation at its Canadian operations in early fiscal 2004. The remainder of the implementation in Canada is currently in process and is expected to be complete by the end of fiscal 2005.  The Company does not expect the cost of this implementation to be material. The Company continues to evaluate the costs and benefits of further ERP implementation at its existing locations, primarily Asia and Australia, which are not using the Company’s ERP system.

The Company maintains defined benefit pension plans in the United Kingdom, Canada and France and a postretirement health care plan in the United States covering certain employees.  The Company calculates the net periodic pension costs related to its defined benefit and postretirement benefit plans on an annual basis. Due to changes in assumptions in the discount rate and health care cost trend rates to reflect market conditions and actual rates of return on plan assets, the Company’s pension costs have increased in recent years. This trend of increasing pension costs may continue in future years. However, the Company is also investigating various options in the administration of these plans to mitigate future cost increases.

The U.S. dollar weakened in fiscal 2004 in comparison to most foreign currencies used by the Company’s significant foreign operations. As a result, foreign currency translation adjustments increased shareholders’ equity by $17.7 million in fiscal 2004. In fiscal 2003 the foreign currency translation adjustments increased shareholders’ equity by $13.5 million.

The Company is currently engaged in ongoing environmental remediation efforts at both its Fairview, Oregon and Springfield, Ohio manufacturing facilities. Current estimates provide for some level of remediation activities in Fairview through 2027 and Springfield through 2010. Costs of certain remediation activities at the Fairview facility are shared with The Boeing Company, with Cascade paying 70% of actual remediation costs. The Company has recorded a liability for the ongoing remediation efforts at its Fairview and Springfield facilities and certain environmental litigation of $9.4 million and $10.2 million at January 31, 2004 and 2003, respectively. The accrued environmental expenses recorded as a current liability on the consolidated balance sheet at January 31, 2004 represent the Company’s estimated cash expenditure for ongoing remediation activities for the fiscal year ended January 31, 2005.

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

The following summarizes the Company’s contractual obligations and commitments as of January 31, 2004:

	Payment due by period
	(in thousands)
	Total	Less than 1 year	2-3 years	4-5 years	Greater than 5 years

Notes payable to banks	$2,805	$2,805	$—	$—	$—
Long-term debt, including capital leases	51,129	13,018	25,611	12,500	—
Operating leases	5,753	1,470	2,047	1,278	958
Total	$59,687	$17,293	$27,658	$13,778	$958

OFF BALANCE SHEET ARRANGEMENTS

At January 31, 2004 and 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not materially exposed to any financing, liquidity market or credit risk that could arise if the Company had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 requires contracts with comparable characteristics to be accounted for similarly.  SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  This statement was effective for contracts entered into or modified after September 30, 2003, except for hedging relationships designated after September 30, 2003, where the guidance is required to be applied prospectively.  The adoption of this statement did not have a material impact on the Company’s results of operations and financial condition.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position.  SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives.  This statement was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after September 15, 2003.  On November 7, 2003, FASB issued FASB Staff Position No. 150-3 (FSP 150-3), “Effective Date, Disclosures, and Transition for Mandatory Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statements No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  FSP 150-3 deferred certain aspects of SFAS 150.  The adoption of SFAS 150 on November 1, 2003 and subsequent adoption of FSP 150-3 did not have a material impact on the Company’s results of operations and financial condition.

In January 2004, FASB Staff Position No. 106-1 (FSP 106-1),  “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued. FSP 106-1 permits the deferral of recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the accounting for postretirement health care plan under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,”and in providing disclosures related to the plan required by SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The deferral of the accounting for the Act continues to apply until authoritative guidance is issued on the accounting for the federal subsidy provided by the Act or until certain other events requiring plan remeasurement. The Company has elected the deferral provided by this FSP and is evaluating the magnitude of the potential favorable impact of this FSP on its results of operations and financial condition.  See Note 11 to Consolidated Financial Statements for discussion of postretirement benefits and required disclosures.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rate and interest rate fluctuations. A significant portion of the Company’s net sales are denominated in currencies from international markets outside the United States. As a result, the Company’s operating results could become subject to significant fluctuations based upon changes in the exchange rates of the foreign currencies in relation to the United States dollar.

The table below illustrates the hypothetical increase in net sales of a 10% weaker U.S. dollar against foreign currencies which impact the Company’s operations (in millions):

Euro	$5.8
Canadian dollar	$1.8
British pound	$2.2
Other currencies with net sales less than 5% of consolidated net sales	$3.4

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

A majority of the Company’s products are manufactured using steel as a primary raw material and steel based components as purchased parts.  As such, the Company’s cost of goods sold is sensitive to fluctuations in steel prices, either directly through the purchase of steel as raw material or indirectly through the purchase of steel based components.

Presuming that the full impact of commodity steel price increases is reflected in all steel and steel based component purchases, the Company estimates its gross margin percentage sensitivity to be approximately (0.3%) for each 1.0% increase in commodity steel prices.  For example, if the price of commodity steel increases 1.0%, and the full impact of that increase is reflected in all raw material and component purchases, the net decrease in the gross margin percentage would be approximately 0.3%.  Based on the Company’s statement of income for the year ended January 31, 2004, a 1% increase in commodity steel prices would have decreased consolidated gross profit by approximately $800,000.

The Company intends to aggressively offset any increases in steel prices through a number of mitigating strategies, including but not limited to temporary surcharges, general price increases and alternative sourcing.  It must be noted that there may be some time lag between realizing the offsetting benefits of the mitigating measures and the absorption of the steel price increases.

Substantially all of the Company’s debt at January 31, 2004 has a fixed interest rate. Any additional payments to prepay scheduled amounts of debt are subject to penalties. At January 31, 2004 the penalties to retire all of the Company’s long-term debt were $6.9 million. A hypothetical immediate increase in interest rates by 1% would decrease the fair value of the Company’s long-term debt outstanding at January 31, 2004 by $1.2 million.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Auditors

To the Board of Directors and Shareholders of Cascade Corporation

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)1 on page 55, present fairly, in all material respects, the financial position of Cascade Corporation and its subsidiaries (the Company) at January 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index, appearing under Item 15(a)2 on page 55, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company changed its method of accounting for goodwill as of February 1, 2002.

PricewaterhouseCoopers LLP

Portland, Oregon
March 24, 2004

MANAGEMENT RESPONSIBILITY

All information contained in the consolidated financial statements of Cascade Corporation, has been prepared by management, which is responsible for the accuracy and internal consistency of the information. Generally accepted accounting principles in the United States of America have been followed. Reasonable judgments and estimates have been made where necessary.

Management is responsible for establishing and maintaining a system of internal accounting controls designed to provide reasonable assurance as to the integrity and reliability of financial reporting. The system of internal accounting controls is tested by the independent auditors to the extent deemed necessary in accordance with generally accepted auditing standards. Management believes the system of internal controls has been effective during the Company’s most recent fiscal year and that no matters have arisen which indicate a material weakness in the system. Management follows the policy of responding to the recommendations concerning the system of internal controls made by the independent auditors. Management implements those recommendations that it believes would improve the system of internal controls and be cost justified.

Four directors of the Company, not members of management, serve as the Audit Committee of the Board and are the principal means through which the Board discharges its financial reporting responsibility. The Audit Committee meets with management personnel and the Company’s independent auditors each year to consider the results of external audits of the Company and to discuss internal accounting control, auditing and financial reporting matters. At these meetings, the Audit Committee also meets privately with the independent auditors of the Company to ensure free access by the independent auditors to the committee.

The Company’s independent auditors, PricewaterhouseCoopers LLP, audited the financial statements prepared by the Company. Their opinion on these statements appears herein.

Robert C. Warren, Jr.	Richard S. Anderson
President and	Senior Vice President
Chief Executive Officer	and Chief Financial Officer

Cascade Corporation

Consolidated Statements of Income

	Year Ended January 31
	2004	2003	2002
	(In thousands, except per share amounts)
Net sales	$297,756	$258,829	$252,715
Cost of goods sold	202,120	169,755	168,015
Gross profit	95,636	89,074	84,700

Selling and administrative expenses	63,099	56,469	52,960
Amortization	512	261	4,399
Allowance for (recovery of) note receivable	—	(2,500)	7,308
Goodwill impairment	—	—	5,100
Environmental expenses	—	2,100	1,500

Operating income	32,025	32,744	13,433
Interest expense	(4,570)	(5,713)	(6,366)
Interest income	1,016	1,485	1,044
Other income (expense), net	(40)	(329)	102

Income from continuing operations before provision for income taxes	28,431	28,187	8,213
Provision for income taxes	9,925	10,480	2,911
Income from continuing operations	18,506	17,707	5,302

Discontinued operations (Note 3):
Income from discontinued operations, net of income taxes of $(50)	—	—	485
Loss on sale of discontinued operations, net of income taxes of $(269)	—	—	(1,660)
Net income	18,506	17,707	4,127
Dividends paid on preferred shares of subsidiary	(30)	(60)	—
Net income applicable to common shareholders	$18,476	$17,647	$4,127

Basic earnings per share:
Continuing operations	$1.55	$1.55	$0.47
Discontinued operations	—	—	0.04
Loss on sale of discontinued operations	—	—	(0.15)
	$1.55	$1.55	$0.36

Diluted earnings per share:
Continuing operations	$1.49	$1.45	$0.44
Discontinued operations	—	—	0.04
Loss on sale of discontinued operations	—	—	(0.14)
	$1.49	$1.45	$0.34

Basic weighted average shares outstanding	11,934	11,372	11,392
Diluted weighted average shares outstanding	12,409	12,194	12,233

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Consolidated Balance Sheets

	As of January 31
	2004	2003
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$25,584	$29,501
Marketable securities	6,002	—
Accounts receivable, less allowance for doubtful accounts of $2,023 and $1,801	57,871	42,784
Inventories	36,353	30,431
Deferred income taxes	2,542	2,188
Income taxes receivable	142	3,727
Notes receivable, current portion	—	1,088
Prepaid expenses and other	4,626	4,279
Total current assets	133,120	113,998
Property, plant and equipment, net	75,244	65,863
Goodwill	68,915	59,355
Notes receivable, net	—	8,559
Deferred income taxes	9,703	11,627
Other assets	5,837	2,915
Total assets	$292,819	$262,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$2,805	$1,043
Current portion of long-term debt	13,018	12,695
Accounts payable	17,904	13,763
Accrued payroll and payroll taxes	6,815	5,687
Accrued environmental expenses	847	808
Other accrued expenses	10,011	8,801
Total current liabilities	51,400	42,797
Long-term debt	38,111	50,113
Accrued environmental expenses	8,551	9,389
Deferred income taxes	1,441	1,226
Other liabilities	9,628	5,514
Total liabilities	109,131	109,039

Commitments and contingencies (Note 16)

Exchangeable convertible preferred stock and minority interest	—	8,530
Shareholders’ equity:
Common stock, $.50 par value, 20,000 authorized shares; 12,102 and 11,398 shares issued and outstanding	6,051	5,699
Additional paid-in capital	11,111	1,468
Retained earnings	165,495	151,925
Accumulated other comprehensive income (loss)	1,031	(14,344)
Total shareholders’ equity	183,688	144,748
Total liabilities and shareholders’ equity	$292,819	$262,317

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share amounts)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Annual Comprehensive Income (Loss)
	Common Stock
	Shares	Amount
Balance at January 31, 2001	11,440	$5,720	$234	$132,337	$(21,788)

Net income	—	—	—	4,127	—	$4,127
Common stock repurchased	(149)	(74)	(234)	(1,046)	—	—
Translation adjustment	—	—	—	—	(6,009)	(6,009)

Balance at January 31, 2002	11,291	5,646	—	135,418	(27,797)	$(1,882)

Net income	—	—	—	17,707	—	$17,707
Dividends ($.10 per share)	—	—	—	(1,200)	—	—
Stock options exercised	7	3	70	—	—	—
Exchangeable convertible preferred stock converted to common shares	200	100	2,744	—	—	—
Common stock repurchased	(100)	(50)	(1,346)	—	—	—
Translation adjustment	—	—	—	—	13,453	13,453

Balance at January 31, 2003	11,398	5,699	1,468	151,925	(14,344)	$31,160

Net income	—	—	—	18,506	—	$18,506
Dividends ($.41 per share)	—	—	—	(4,936)	—	—
Stock options exercised	104	52	1,247	—	—	—
Exchangeable convertible preferred stock converted to common shares	600	300	8,230	—	—	—
Tax benefit from exercise of stock options	—	—	166	—	—	—
Translation adjustment	—	—	—	—	17,684	17,684
Minimum pension liability adjustment, net of tax benefit of $103	—	—	—	—	(2,309)	(2,309)

Balance at January 31, 2004	12,102	$6,051	$11,111	$165,495	$1,031	$33,881

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Consolidated Statements of Cash Flows

	Year Ended January 31
	2004	2003	2002
	(In thousands)

Cash flows from operating activities:
Net income	$18,506	$17,707	$4,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,664	10,793	14,748
Deferred income taxes	1,802	2,395	(5,646)
Loss on disposition of assets	102	54	101
Income from discontinued operations, net of income taxes	—	—	(485)
Loss on sale of discontinued operations, net of income taxes	—	—	1,660
Loss on goodwill impairment	—	—	5,100
Allowance for (recovery of) note receivable	—	(2,500)	7,308
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(9,810)	(3,472)	10,067
Inventories	(2,235)	386	4,706
Prepaid expenses and other	3,619	(4,149)	(39)
Accounts payable and accrued expenses	538	3,902	(6,534)
Accrued environmental expenses	(799)	(2,297)	(3,901)
Other liabilities	2,020	1,122	503
Cash provided by continuing operations	26,407	23,941	31,715
Cash provided by discontinued operations	—	—	3,121
Net cash provided by operating activities	26,407	23,941	34,836

Cash flows from investing activities:
Capital expenditures	(11,403)	(10,665)	(7,303)
Proceeds from sale of assets	844	268	257
Advances on notes receivable	—	(2,102)	—
Proceeds from notes receivable	9,556	4,786	—
Purchase of marketable securities, net	(6,002)	—	—
Business acquisitions	(11,677)	—	—
Other assets	(930)	(5)	1,276
Proceeds from sale of discontinued operations	—	—	3,250
Cash used in continuing operations	(19,612)	(7,718)	(2,520)
Cash used in discontinued operations	—	—	(681)
Net cash used in investing activities	(19,612)	(7,718)	(3,201)

Cash flows from financing activities:
Payments on long-term debt	(12,850)	(15,833)	(10,694)
Notes payable to banks, net	1,606	300	(4,357)
Repurchase of common stock	—	(1,396)	(1,354)
Common stock issued under stock option plan	1,299	73	—
Cash dividends paid	(4,936)	(1,200)	—
Net cash used in financing activities	(14,881)	(18,056)	(16,405)

Effect of exchange rate changes	4,169	5,723	(2,037)

Change in cash and cash equivalents	(3,917)	3,890	13,193

Cash and cash equivalents at beginning of year	29,501	25,611	12,418

Cash and cash equivalents at end of year	$25,584	$29,501	$25,611

Supplemental disclosure of noncash information:
See Note 10 to Consolidated Financial Statements

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation
Notes to Consolidated Financial Statements

Note 1—Description of Business

Cascade Corporation (the Company or Cascade) is an international company engaged in the manufacture of materials handling products that are widely used on industrial fork lift trucks and, to a lesser extent, on construction, mining and agricultural vehicles. Accordingly, the Company’s sales are largely dependent on the sales of lift trucks and on the sales of replacement parts. A significant portion of the Company’s sales are made in North America and Europe. The Company is headquartered in Fairview, Oregon, employing approximately 1,700 people and maintaining operations in 15 countries outside the United States.

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

Marketable Securities

Marketable securities consist of asset-backed notes issued by various state agencies throughout the United States and guaranteed by the United States or state governments or agencies.  The specific identification method is used to determine the cost of securities sold.  There are no realized or unrealized gains or losses related to the Company’s marketable securities.  The notes are long-term instruments maturing through 2031; however the interest rates and maturities are reset approximately every month, at which time the Company can sell the notes.  Accordingly, the Company has classified the notes as current assets in its consolidated balance sheet.

Inventories

Inventories are stated at the lower of average cost or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is generally provided using the straight-line method over the estimated useful lives of the assets. Useful lives range from thirty to forty years for buildings, fifteen years for land improvements and two to ten years for machinery and equipment, including certain equipment under long-term capital leases. Maintenance and repairs are expensed as incurred and costs of improvements and renewals are capitalized. Upon disposal, cost and accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in operations.

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the fair value of the net identifiable assets acquired.      Prior to the adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” the Company amortized goodwill on a straight-line basis over the expected useful lives of the underlying assets, generally 20 years. The Company adopted the provisions of SFAS 142, effective February 1, 2002, and under this new standard the Company no longer amortizes goodwill. The effect of adopting SFAS 142 reduced amortization expense by $4.4 million annually, beginning in fiscal 2003.

Under the provisions of SFAS 142, the Company performs an annual review for impairment at the reporting unit level. The tests are performed by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. The factors considered by management in performing this assessment include current and projected future operating results and, changes in the intended uses of the assets, as well as the effects of obsolescence, demand, competition, and other industry and economic trends. As required by SFAS 142, management has completed its annual testing during fiscal 2004 and 2003 and determined that there has been no impairment of goodwill.

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

Common Stock

The Company follows the practice of recording amounts received upon the exercise of options by crediting common stock and additional paid-in capital.  No charges are reflected in the consolidated statements of income as a result of the grant or exercise of stock options.  The Company realizes an income tax benefit from the exercise or early disposition of certain stock options.  This benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.

Minimum Pension Liability Adjustment

The Company records a minimum pension liability adjustment to the extent that its accumulated pension benefit obligation exceeds the fair value of pension plan assets and accrued pension liabilities.  This adjustment is reflected as a reduction in shareholders’ equity, net of income tax benefits.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year Ended January 31
	2004	2003	2002
	(In thousands, except per share amounts)

Net income—as reported	$18,506	$17,707	$4,127
Deduct: total stock-based compensation expense, net of income taxes of $263, $309 and $218, determined under fair value based method	(671)	(522)	(398)
Net income—pro forma	$17,835	$17,185	$3,729
Earnings per share:
Basic earnings per share—as reported	$1.55	$1.55	$0.36
Basic earnings per share—pro forma	$1.49	$1.51	$0.33
Diluted earnings per share—as reported	$1.49	$1.45	$0.34
Diluted earnings per share—pro forma	$1.44	$1.41	$0.30

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended January 31
	2004	2003	2002

Risk-free interest rate	2.3%	4.5%	4.7%
Expected volatility	40%	40%	41%
Expected dividend yield	2.8%	2.9%	—
Expected life (in years)	5	5	5
Weighted average fair value at date of grant	$4.16	$4.55	$4.26

Foreign Currency Translation

The Company translates the balance sheets of its foreign subsidiaries using fiscal year-end exchange rates. The consolidated statements of income are translated using the average exchange rates for the period. The cumulative effect of such translations is included in shareholders’ equity.

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

Revenue Recognition

The Company recognizes revenue when the following criteria are met:

Persuasive evidence of an arrangement exists - Sales arrangements are supported by written or electronic documentation or evidence from a customer.

Delivery has occurred or services have been rendered – Revenue is recognized when title transfers and risk and rewards of ownership have passed to the customer.  This generally occurs upon shipment of the Company’s product with “FOB Shipping Point” terms.  Shipments with “FOB Destination” terms are recorded as revenue when products are delivered to the customer.  Customers are responsible for payment even if the product is not sold to their end customer.  Once shipping terms are met the Company has no continuing obligations or performance criteria requirements.

Fixed or determinable sales price – Sales are at fixed or established sales prices determined prior to the time the products are shipped with no customer cancellation, price protection or termination clauses.

Collectibility is reasonably assured – Based on the Company’s credit management policies it generally believes collectibility is reasonably assured when product is shipped to a customer.  Provisions for uncollectible accounts and return allowances are recorded at the time revenue is recognized based on the Company’s historical experience.

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

Research and Development Costs

Research and development costs are expensed as incurred and are related to developing new products and to improving existing products or processes. These costs primarily include salaries, supplies, legal costs related to patents and design costs. The Company incurred research and development costs of $3.7 million, $2.7 million, and $2.5 million for the years ended January 31, 2004, 2003 and 2002, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, accounts receivable and foreign currency forward exchange contracts. The Company places its cash in major financial institutions. Deposits held with the financial institutions may exceed the Federal Deposit Insurance Corporation limit.

Accounts receivable are with a large number of customers, primarily equipment manufacturers and dealers, dispersed across a wide geographic base. No single customer accounts for more than 10% of the Company’s consolidated net sales. The Company’s consolidated net sales for the year ended January 31, 2004 to all original equipment manufacturers (OEM) customers were 35% of total net sales. This percentage is consistent with recent years. The Company performs on-going credit evaluations and does not require collateral. Allowances are maintained for potential credit losses when deemed necessary.

See Note 14 for discussion of foreign currency forward exchange contracts.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.  Such reclassifications had no impact on results of operations.

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

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 requires contracts with comparable characteristics to be accounted for similarly.  SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristic of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  This statement was effective for contracts entered into or modified after September 30, 2003, except for hedging relationships designated after September 30, 2003, where the guidance is required to be applied prospectively.  The adoption of this statement did not have a material impact on the Company’s results of operations and financial condition.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position.  SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives.  This statement was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after September 15, 2003.  On November 7, 2003, FASB issued FASB Staff Position No. 150-3 (FSP 150-3), “Effective Date, Disclosures, and Transition for Mandatory Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statements No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  FSP 150-3 deferred certain aspects of SFAS 150.  The adoption of SFAS 150 on November 1, 2003 and subsequent adoption of FSP 150-3 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In January 2004, FASB Staff Position (FSP) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued. FSP No. 106-1 permits the deferral of recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the accounting for postretirement health care plan under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and in providing disclosures related to the plan required by SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The deferral of the accounting for the Act continues to apply until authoritative guidance is issued on the accounting for the federal subsidy provided by the Act or until certain other events requiring plan remeasurement. We have elected the deferral provided by this FSP and are evaluating the magnitude of the potential favorable impact of this FSP on our results of operations and financial position. The authoritative guidance, when issued, could require us to change our previously reported information. See Note 11 to Consolidated Financial Statements for discussion of postretirement benefits and required disclosures.

Note 3—Discontinued Operations

On January 15, 2002, the Company sold substantially all of the assets of its hydraulic cylinder division, including manufacturing and sales operations in Beulaville, North Carolina and Cramlington, Northumberland, United Kingdom to a new company, Precision Hydraulic Cylinders, Inc. (Precision), formed by BB&T Capital Partners, LLC and the former general manager of the hydraulic cylinder division. The sale of the hydraulic cylinder division was completed to allow the Company to pursue opportunities associated with its core materials handling products. The Company has presented the hydraulic cylinder division as discontinued operations since it represents a component of the Company, which can be distinguished both operationally and for financial reporting purposes.  Net sales of the Company’s hydraulic cylinder division were $31.7 million for fiscal 2002.

The Company completed the sale of the hydraulic cylinder division to Precision for approximately $13 million, net of assumed liabilities, and received cash of $3.25 million, notes receivable of $9 million and a $700,000 receivable subject to adjustment based upon working capital levels at the sale date. The Company collected the $700,000 during fiscal 2003. As a result of the sale, the Company incurred a $1.9 million pre-tax loss ($1.7 million after-tax) in the fourth quarter of fiscal 2002. The sale of the hydraulic cylinder division included $5.1 million of current assets, $9.8 million of property, plant and equipment and goodwill, $1.5 million of cumulative foreign currency translation adjustment and $2.1 million of assumed liabilities. Consolidated net sales of the hydraulic cylinder division for the fiscal year ended January 31, 2002 were $31.7 million.

Under the terms of the sale, the Company made operating cash advances to Precision of $2.1 million during fiscal 2003. Interest on the advances was at the prime rate plus 1%. All operating advances were repaid to the Company by January 31, 2003. The Company’s commitment to provide advances to Precision expired in fiscal 2003.

In August 2003 the Company received a payment of $9.6 million from Precision as payment in full of all principal and interest amounts outstanding under the notes receivable.

Note 4—Inventories

	January 31
	2004	2003
	(In thousands)

Finished goods and components	$23,490	$20,211
Work in process	1,251	968
Raw materials	11,612	9,252

	$36,353	$30,431

Note 5—Property, Plant and Equipment

	January 31
	2004	2003
	(In thousands)

Land	$4,849	$4,621
Buildings	41,698	39,150
Machinery and equipment	139,898	124,462

	186,445	168,233
Accumulated depreciation	(111,201)	(102,370)

	$75,244	$65,863

Depreciation expense from continuing operations for the years ended January 31, 2004, 2003 and 2002, was $12.2 million, $10.5 million and $10.3 million, respectively.  Equipment financed under capital lease arrangements is not material.

Note 6 — Maine Rubber Notes Receivable

In April 1999, the Company completed the sale of its industrial tire division to Maine Rubber Company (Maine Rubber). As partial consideration for the sale, the Company received a $7.3 million uncollateralized note receivable from Maine Rubber. The note receivable required quarterly interest and principal payments beginning in April 2003.

The Company recorded a $7.3 million allowance in fiscal 2002 related to the note receivable from Maine Rubber.  Maine Rubber notified the Company in January 2002 that its senior lender had restricted the payment of all scheduled future interest and principal payments to all creditors due to violations of its debt covenants. This included the first $1 million principal payment due to the Company in April 2002.  Maine Rubber had been negatively impacted by the decline in lift truck industry orders and shipments in fiscal 2002 and did not expect these industry conditions to change dramatically through at least the end of fiscal 2003. The Company reviewed Maine Rubber’s financial statements and restructuring plan and in light of the current industry conditions, concluded it was highly unlikely that Maine Rubber would be able to make any principal and interest payments on the note receivable in the foreseeable future if at all.

In November 2002, the Company and Maine Rubber reached a settlement regarding the outstanding principal and interest due under the note receivable. Under the terms of the settlement, the Company received $2.5 million as payment in full for the release of any remaining liability of Maine Rubber under the note receivable. The Company recorded the $2.5 million cash payment as income in fiscal 2003.

Note 7—Debt

	January 31
	2004	2003
	(In thousands)

Senior notes, interest at 6.92% payable semi annually, principal due annually through fiscal 2008	$50,000	$62,500
Other, interest varies between 4.68% and 5.04%, principal due semi-annually through fiscal 2007	913	—
Capital lease obligations for equipment and other, weighted average interest of 6.99%	216	308

	51,129	62,808
Less current portion	(13,018)	(12,695)

Long-term debt	$38,111	$50,113

The Company’s debt agreements contain covenants relating to net worth and leverage ratios. Borrowing arrangements currently in place with commercial banks provide lines of credit totaling $32.3 million, none of which were being used at January 31, 2004. The average interest rate on notes payable to banks was 2.78% during fiscal 2004 and 1.38% during fiscal 2003.

Future maturities of long-term debt are as follows (in thousands):

Year ended January 31

2005	$13,018
2006	12,859
2007	12,752
2008	12,500
$51,129

Note 8—Income Taxes

	Year Ended January 31
	2004	2003	2002
	(In thousands)

Provision (benefit) for income taxes consisted of:
Current
Federal	$3,429	$1,454	$1,544
State	802	365	352
Foreign	4,231	6,266	3,249

	8,462	8,085	5,145

Deferred
Federal	663	4,811	(3,426)
State	48	358	(303)
Foreign	752	(2,774)	1,176

	1,463	2,395	(2,553)

Total provision for income taxes	9,925	10,480	2,592
Benefit from discontinued operations	—	—	(319)

Total provision from continuing operations	$9,925	$10,480	$2,911

Income from continuing operations before provision for income taxes was as follows:
United States	$17,430	$17,349	$1,374
Foreign	11,001	10,838	6,839

	$28,431	$28,187	$8,213

Reconciliation of the federal statutory rate to the effective tax rate from continuing operations is as follows:
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.0	2.1	0.2
Tax on foreign earnings	(1.2)	5.4	(14.4)
U.S. export sales	(0.7)	(0.4)	(1.4)
International financing	(3.5)	(4.2)	(14.7)
Net change in valuation allowance	5.4	(0.6)	32.9
Other	(2.1)	(0.1)	(2.2)

Effective tax rate	34.9%	37.2%	35.4%

The components of deferred income tax assets and liabilities recorded on the consolidated balance sheet are as follows (in thousands):

	January 31
	2004	2003

Deferred tax assets:
Accruals	$2,273	$1,929
Environmental	3,571	3,875
Employee benefits	2,160	1,836
Foreign tax credits	9,961	10,143
Foreign net operating losses	7,025	6,126
Other	1,905	1,525

	26,895	25,434
Less: Valuation allowance	(7,506)	(5,564)

	19,389	19,870

Deferred tax liabilities:
Depreciation	(7,320)	(6,534)
Other	(1,265)	(747)

	(8,585)	(7,281)

Total net deferred tax asset	$10,804	$12,589

The net deferred tax asset is presented in the Company’s consolidated balance sheets as follows (in thousands):

	January 31
	2004	2003

Deferred income taxes—current asset	$2,542	$2,188
Deferred income taxes—long-term asset	9,703	11,627
Deferred income taxes—long-term liability	(1,441)	(1,226)

	$10,804	$12,589

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.  Management considers taxable income in prior carryback years to the extent permitted under the tax law, scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  The Company believes it will be able to generate sufficient taxable income to realize its deferred tax assets, net of valuation allowance, but changes in the Company’s operations due to market conditions could require the recording of additional valuation allowances in the future.  It is reasonably possible that a change to the valuation allowance in the next year could be material.

The Company has recorded a valuation allowance as of January 31, 2004 and 2003, primarily related to deferred tax assets for net operating loss carryforwards of foreign subsidiaries.  The current provision for income taxes for the years ended January 31, 2004, 2003 and 2002, includes $3.8 million, $567,000 and $2.1 million, respectively, in expense related to increases in the valuation allowance.  The expense for the years ended January 31, 2004 and 2003 primarily related to foreign subsidiary net operating loss carryforwards.  The expense for the year ended January 31, 2002 related to foreign tax credits and foreign subsidiary net operating loss carryforwards.  In addition, management determined it was more likely than not the Company would realize its deferred tax assets related to certain net operating loss carryforwards for which a valuation allowance had previously been provided.  Accordingly, the current provision for income taxes included a $1.9 million and $186,000 reduction in expense for this reduction of the valuation allowance in the years ended January 31, 2004 and 2003, respectively.  Total net operating loss carryforwards at January 31, 2004, which total $21.8 million, have no expiration dates and are related primarily to subsidiaries in Europe.  The Company will need to generate future taxable income of $6.7 million to realize the deferred tax assets, net of valuation allowance, related to foreign net operating losses.

The Company has utilized all of the benefit of previously recorded U.S. foreign tax credit carryforwards with expiration dates.  A deferred tax asset, net of valuation allowance, of $7.9 million has been recognized for U.S. foreign tax credits attributed to unrepatriated foreign earnings.  Realization of this deferred tax asset is dependent on generating sufficient foreign-sourced U.S. taxable income.  The five-year expiration does not begin until the foreign earnings are repatriated.

Note 9—Capital Stock

During the year ended January 31, 1998, a Canadian subsidiary of the Company issued 1,100,000 exchangeable preferred shares in connection with the acquisition of Kenhar Corporation. Holders of the exchangeable preferred shares are entitled to voting rights of an equivalent number of the Company’s common shares and are entitled to dividends equivalent to those declared and paid for like numbers of Cascade common stock. If preferred shares are tendered, the Company at its option may make a cash payment based upon the current market value of an equal number of common shares or may exchange an equal number of common shares for the preferred shares. A subsidiary of the Company repurchased 300,000 of these shares in connection with the sale of the mast business unit in January, 1999. During the year ended January 31, 2003, the holder of the preferred shares exchanged 200,000 shares for an equal number of common shares. At January 31, 2003, the Company had 600,000 exchangeable preferred shares, issued and outstanding, which are presented as exchangeable preferred stock and minority interest on the Company’s consolidated balance sheet.  The remaining 600,000 shares were exchanged during the year ended January 31, 2004 for an equal number of common shares.  No shares of exchangeable preferred stock remained outstanding at January 31, 2004.  The Company is authorized to issue up to 200,000 shares of preferred stock with no par value.

Note 10—Supplemental Cash Flow Information

	Year Ended January 31
	2004	2003	2002
	(In thousands)
Cash paid during period for:
Interest	$4,563	$5,237	$6,440
Income taxes	$3,960	$10,593	$5,549
Business acquisitions:
Accounts receivable	$5,286	—	—
Inventories	3,687	—	—
Plant and equipment	5,788	—	—
Goodwill and intangible assets	3,562	—	—
Accounts payable and other liabilities assumed	(5,481)	—	—
Notes payable assumed	(1,165)	—	—
Supplemental disclosure of noncash information:
Receivables received upon sale of assets	$—	$—	$9,561
Termination of lease receivable and related liability	$—	$1,080	$—
Conversion of exchange preferred stock to common stock	$8,530	$2,844	$—
Minimum pension liability adjustment, net of tax benefit	$2,309	$—	$—

Note 11—Benefit Plans

The Company sponsors a number of defined contribution plans. The Company matches employee contributions in varying degrees and also makes contributions to certain plans based on a percentage of employee wages. Company expense under these plans was

$3.6 million, $3.0 million, and $3.0 million for the years ended January 31, 2004, 2003 and 2002, respectively.

The Company sponsors various defined benefit pension plans covering certain employees in Canada, France and the United Kingdom.  Benefits under the defined benefit pension plans are based on years of service and average earnings over a specified period of time.  The net periodic cost of our defined benefit pension plans is determined using both the projected unit credit method and accrued benefit actuarial cost method.  Several actuarial assumptions are used to determine the defined benefit pension obligations and net periodic pension cost, the most significant of which are the discount rate, the long-term rate of asset return and changes in compensation levels.  The Company’s funding policy for defined benefit pension plans is to make annual contributions based on actuarially determined funding requirements.

Note 11—Benefit Plans (continued)

The following table presents the changes in benefit obligations, changes in plan assets and funded status of the Company’s defined benefit pension and other postretirement benefit plans.  Benefit obligation balances presented in the table reflect the projected benefit obligation (PBO) for our defined benefit pension plans and accumulated postretirement benefit obligations (APBO) for the postretirement benefit plan.  Both the PBO and APBO include the estimated present value of future benefits that will be paid to plan participants, based on expected future salary growth and employee services rendered through the measurement date.  The Company uses a measurement date of January 31 for all defined benefit pension plans and December 31 for the postretirement plan.

	Year Ended January 31			Year Ended January 31
	Defined Benefit			Postretirement Benefit
	2004	2003	2002	2004	2003	2002
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$7,264	$5,563	$5,956	$9,916	$5,269	$4,961
Service cost	201	131	150	166	84	90
Interest cost	426	348	317	630	357	350
Participant contributions	71	80	69	—	—	—
Plan amendments	—	—	—	—	(177)	—
Benefits paid	(289)	(207)	(220)	(495)	(406)	(337)
Actuarial (gain) or loss	79	509	(460)	(828)	4,789	205
Exchange rate changes	826	840	(249)	—	—	—
Benefit obligation at end of year	$8,578	$7,264	$5,563	$9,389	$9,916	$5,269

Change in plan assets:
Fair value of plan assets at beginning of year	$5,026	$4,851	$5,382	$—	$—	$—
Actual return on plan assets	522	(580)	(298)	—	—	—
Employer contributions	169	167	139	495	406	337
Participant contributions	71	80	69	—	—	—
Benefits paid	(289)	(207)	(220)	(495)	(406)	(337)
Exchange rate changes	579	715	(221)	—	—	—
Fair value of plan assets at end of year	$6,078	$5,026	$4,851	$—	$—	$—

Reconciliation of funded status:
Funded status	$(2,500)	$(2,238)	$(712)	$(9,389)	$(9,916)	$(5,269)
Unrecognized actuarial loss	2,452	2,511	978	4,935	6,213	1,757
Net amount recognized at year-end	$(48)	$273	$266	$(4,454)	$(3,703)	$(3,512)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$374	$496	$403	$—	$—	$—
Accrued benefit liability	(422)	(223)	(137)	(4,454)	(3,703)	(3,512)
Net amount recognized at year-end	$(48)	$273	$266	$(4,454)	$(3,703)	$(3,512)

Components of net periodic benefit cost:
Service cost	$201	$131	$150	$166	$84	$90
Interest cost	426	348	317	630	357	350
Expected return on plan assets	(392)	(392)	(350)	—	—	—
Recognized net actuarial loss	225	73	20	450	163	143
Net periodic benefit cost	$460	$160	$137	$1,246	$604	$583

Weighted-average assumptions
Discount rate for benefit obligation	5.6%	5.4%	5.7%	6.0%	6.5%	7.0%
Discount rate for net periodic benefit cost	5.4%	5.7%	5.1%	6.5%	7.0%	7.3%
Expected long-term rate of return on plan assets	7.0%	7.0%	7.0%	—	—	—
Varying rates of increase in compensation levels based on age	2.5%	2.5%	2.5%	—	—	—

The expected long-term rate of return on defined benefit pension plan assets assumption is derived based on the historical returns achieved by the pension trust and anticipated future long-term performance of individual assets classes.  Consideration is also given to the appropriate investment strategy and anticipated future distribution of plan assets between asset classes.  While this analysis gives appropriate consideration to recent trust performance and historical returns, the assumption represents a long-term prospective return.

The principle objective of the Company is to ensure that plan assets are sufficient to enable all future pension liabilities to be paid when due.  Plan assets are allocated with a goal to achieve diversification between and within various asset classes to meet long-term objectives of return, while mitigating against downside risks and considering expected cash flows.  The asset allocations for the pension assets at January 31, 2004 and 2003 are as follows:

	Percentage of Plan Assets at January 31
Asset Category	2004	2003	Target allocation
Equity	53%	43%	50%
Debt	47%	51%	48%
Cash	—	6%	2%

Equity includes domestic and international equity securities, such as common, preferred or other capital stock, as well as mutual funds.  Debt includes domestic and international debt securities, such as U.S. and other foreign government securities, corporate bonds and commercial paper.

The Company determines the discount rate for both the defined benefit pension plans and the other postretirement plan each year as of the measurement date, based on a review of interest rates associated with long-term high quality corporate bonds in the geographic region where the plan is maintained.

The accumulated benefit obligation is the actuarial present value of benefits attributed to employee services rendered to date, excluding assumptions about future compensation levels.  The accumulated benefit obligation for all defined benefit pension plans was $8.6 million at January 31, 2004 and $6.7 million at January 31, 2003.  The Company recorded a minimum pension liability adjustment, net of tax benefit, of $2.3 million in other long term liabilities during fiscal 2004 related to its defined benefit pension plans.

The Company also provides a postretirement benefit plan, consisting of health care coverage to eligible retirees and qualifying dependents in the United States.  Benefits under this postretirement benefit plan are generally based on age at retirement and years of service.  The net periodic cost of the postretirement plan is determined using the projected unit credit method.  Other significant actuarial assumptions include the discount rate and health care cost trend rates (rate of growth for medical costs).  The Company is accruing the estimated future costs of providing postretirement benefits to eligible active employee’s during the active service period.  The Company’s postretirement plan is not funded.  Annual contributions to the postretirement plan represent the benefits paid for the year.

Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s postretirement benefit plan.  The assumed health care cost trend rates used in measuring the APBO were as follows at January 31:

	January 31
	2004	2003
Health care cost trend rate assumed next year	15%	13%
Ultimate trend rate	4.5%	5%
Year ultimate trend rate is reached	2013	2011

A one percentage point increase in the health care cost trend rates would increase the APBO as of January 31, 2004 by $1,100,000 and net periodic postretirement benefit cost by $109,000.  A one percentage point decrease in the health care cost trend rates would decrease the APBO as of January 31, 2004 by $950,000 and net periodic postretirement cost by $91,000.

The Company’s expected contribution in fiscal 2005 to the defined benefit pension plans is $170,000 and to the postretirement benefit plan is $495,000.

The table below reflects the estimated total pension benefits and other postretirement benefit payments, net of estimated retiree contributions, to be paid from the plans over the next ten years (in thousands):

	Defined Benefit	Postretirement Benefit
2005	$211	$457
2006	236	513
2007	242	551
2008	286	599
2009	299	663
2010 - 2014	1,859	4,033

Note 12—Stock Option Plan

The Company has reserved 1,400,000 shares of common stock for the Cascade Corporation 1995 Senior Managers’ Incentive Stock Option Plan (the Plan). The Plan permits the award of incentive stock options (ISO) to officers and key employees. Under the terms of the Plan, the purchase price of shares subject to each ISO granted must not be less than the fair market value on the date of grant. Accordingly, no compensation cost has been recognized under the Plan. Outstanding options begin vesting twenty five percent per year one year after the date of grant and expire ten years after the date of grant.

A summary of the Plan’s status at January 31, 2004, 2003, and 2002 together with changes during the periods then ended are presented in the following table:

	Shares	Weighted Average Price Per Share

Balance at January 31, 2001	610,292	$ 14.04
Granted	315,428	10.32
Exercised	—	—
Forfeited	(85,627)	14.50

Balance at January 31, 2002	840,093	12.60
Granted	214,000	13.92
Exercised	(15,455)	12.49
Forfeited	(75,074)	13.79

Balance at January 31, 2003	963,564	11.52
Granted	331,900	14.12
Exercised	(103,947)	12.85
Forfeited	—	—

Balance at January 31, 2004	1,191,517	13.16

The following table summarizes information about fixed options outstanding at January 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price Range	Total Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life	Number of Shares Exercisable	Weighted Average Exercise Price

$9.55-11.22	409,594	$ 10.35	7	219,208	$ 10.37
13.00-14.30	564,098	14.06	9	73,198	13.80
15.25-16.00	78,666	15.61	3	78,666	15.61
16.38-18.02	139,159	17.04	4	139,159	17.04

	1,191,517			510,231

Note 13—Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended January 31
	2004	2003	2002
Basic earnings per share:
Income from continuing operations	$18,506	$17,707	$5,302
Preferred stock dividends	(30)	(60)	—
Income from continuing operations available to common shareholders	18,476	17,647	5,302
Income from discontinued operations, net of income taxes	—	—	485
Loss on sale of discontinued operations, net of income taxes	—	—	(1,660)
Net income available to common shareholders	$18,476	$17,647	$4,127

Weighted average shares of common stock outstanding	11,934	11,372	11,392
Continuing operations	$1.55	$1.55	$0.47
Discontinued operations	—	—	0.04
Loss on sale of discontinued operations	—	—	(0.15)
	$1.55	$1.55	$0.36

Diluted earnings per share:
Income from continuing operations available to common shareholders	$18,476	$17,647	$5,302
Effect of dilutive securities:
Exchangeable preferred stock	—	60	—
Preferred stock dividend	30	—	—
Income from continuing operations available to common shareholders	18,506	17,707	5,302
Income from discontinued operations, net of income taxes	—	—	485
Loss on sale of discontinued operations, net of income taxes	—	—	(1,660)
Net income	$18,506	$17,707	$4,127

Weighted average shares of common stock outstanding	11,934	11,372	11,392
Assumed conversion of exchangeable preferred stock	101	692	800
Dilutive effect of stock options	374	130	41
Diluted weighted average shares of common stock outstanding	12,409	12,194	12,233
Continuing operations	$1.49	$1.45	$0.44
Discontinued operations	—	—	0.04
Loss on sale of discontinued operations	—	—	(0.14)
	$1.49	$1.45	$0.34

Earnings per share is based on the weighted average number of common shares and potentially dilutive shares outstanding during the period, computed using the treasury stock method. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options, as well as the assumed conversion of exchangeable preferred stock. For the years ended January 31, 2003 and 2002, 260,058 shares and 312,787 shares, respectively, of the Company’s stock options were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options could be dilutive in the future.

Note 14—Derivative Instruments and Hedging Activities

The Company has operations and sells products to dealers and original equipment manufacturers throughout the world. The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial exposures are monitored and managed by the Company within the Company’s foreign exchange management policy as approved by the Board of Directors. The Company’s risk-management program focuses on the unpredictability of financial markets and seeks to reduce the effects that the volatility of these markets may have on its operating results.

The Company maintains a foreign currency risk-management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings caused by volatility in foreign currency exchange rates. Various amounts of the Company’s payables, receivables and subsidiary royalties are denominated in foreign currencies, thereby creating exposures to changes in exchange rates.

The Company purchases foreign currency forward exchange contracts with contract terms lasting up to six months, but generally less than one month, to protect against the adverse effects that exchange rate fluctuations may have on foreign currency denominated receivables and payables. These derivatives do not qualify for hedge accounting, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The gains and losses on both the derivatives and the foreign currency denominated trade receivables and payables are recorded as transaction adjustments in current earnings thereby minimizing the effect on current earnings of exchange-rate fluctuations.

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

Market risk is the adverse effect on the value of a foreign exchange contract that results from a change in the underlying exchange rates.  The market risk associated with these foreign exchange risks is managed by only hedging actual exposures.  Any change in value of the foreign exchange contract due to exchange rate change is offset by the change in value of the underlying asset being hedged due to exchange rate change.

At January 31, 2004, the Company had approximately $35.3 million nominal value of contracts in place to buy or sell foreign currency. The fair value of these contracts at January 31, 2004 is not material and is recorded in the Company’s consolidated financial statements. The principal currencies hedged are denominated in Japanese yen, Canadian dollars, Euros and British pounds.

Note 15—Australia Goodwill Impairment

The Company had incurred losses in Australia since 1998.  Although major restructuring efforts were undertaken in fiscal 2001, the Company’s operations in Australia continued to be negatively impacted by several factors in fiscal 2002, including the continuation of inefficiencies related to the realignment of sales operations, elimination of distribution locations and the continued deterioration of sales levels due to the elimination of the tire and battery business.  Net sales for Australia decreased in each quarter during fiscal 2002, with the most significant decrease in the fourth quarter.  These declines occurred despite the fact that the Australian lift truck market was not experiencing the downturn in order rates that existed in North America and Europe.  This reduced level of business required a 40% reduction in the overall work force in Australia in the second half of fiscal 2002 and other cost reduction measures.  These activities were accounted for in ongoing operations and did not require additional charges. The Company concluded that the decline in sales experienced at the end of fiscal 2002 in the Australian operations was not temporary.

In light of these significant factors and trends impacting its Australian operations and expected future growth rates, the Company performed an impairment assessment under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” of the carrying amount of goodwill and long-lived assets in Australia in the fourth quarter of fiscal 2002.  Based on this assessment the Company determined that the sum of the expected future cash flows from its Australian operations was less than the carrying amount of the goodwill and an impairment loss should be recognized.

The Company measured the impairment loss as the amount by which the carrying amount of the goodwill and assets exceeded the fair value of the assets based on discounted future cash flows.  This analysis resulted in the Company recording a $5.1 million impairment loss and write down of goodwill in the fourth quarter of fiscal 2002.  The assumptions used by management reflected its best estimate of future cash flows and included estimates of future sales, sales growth rates, gross margins, expense levels, capital expenditure levels and the discount rate.  The Company used a discount rate of 12.35%, which represents the estimated weighted average cost of capital for its Australian operations.

The Company has $3.0 million of goodwill related to its Australian operations remaining on its consolidated balance sheet at January 31, 2004 and 2003, respectively.  During fiscal 2003 and 2004 the Company’s Australian operations were profitable.

Note 16—Commitments and Contingencies

Environmental Matters

The Company is subject to environmental laws and regulations, which include obligations to remove or mitigate environmental effects of past disposal and release of certain wastes and substances at various sites. The Company records liabilities for affected sites when environmental assessments indicate probable cleanup and the costs can be reasonably estimated. Other than for costs of assessments themselves, the timing and amount of these liabilities is determined based on the estimated costs of remediation activities and the Company’s commitment to a formal plan of action, such as an approved remediation plan. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation and reevaluation of the degree of remediation required. The Company adjusts its liabilities as new remediation requirements are defined, as information becomes available permitting reasonable estimates to be made and to reflect new and changing facts.

It is reasonably possible that changes in estimates will incur in the near term and the related adjustments to environmental liabilities may have a material impact on the Company’s net income.  Unasserted claims are not currently reflected in the Company’s environmental remediation liabilities.   It is also reasonably possible that these claims may also have a material impact on the Company’s net income if asserted.  The Company cannot estimate at this time the amount of any additional loss or range of loss that is reasonably possible.

The Company’s specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision impacting the Company’s Fairview, Oregon manufacturing facility.  The records of decision required the Company to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility.  Remediation activities have been conducted at or near the facility since 1996 and current estimates provide for some level of activity to continue through 2027.  Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs.  The Company has recorded a liability for the ongoing remediation activities at its Fairview facility of $8.3 million and $9.2 million at January 31, 2004 and 2003, respectively.

Springfield, Ohio

In 1994, the Company entered into a consent order with the Ohio Environmental Protection Agency, which required the installation of remediation systems for the cleanup of groundwater contamination at the Springfield, Ohio facility.  The current estimate is that the remediation activities will continue through 2010.  The Company has recorded a liability for ongoing remediation activities at its Springfield facility of  $1.1 million and $970,000 at January 31, 2004 and 2003, respectively.

City of Portland Litigation

On November 6, 2002, the Company and The Boeing Company entered into a settlement agreement with the City of Portland, Oregon (City) resolving litigation brought by the City in 1999 alleging damages arising from the proximity of groundwater contamination in the area of their respective plants to a City water well field. The defendants agreed to pay the City $6.2 million, of which the Company’s share was $3.6 million. The Company accrued a $1.5 million charge related to the litigation during the year ended January 31, 2002, and has recorded a charge of approximately $2.1 million in the year ended January 31, 2003, related to the settlement. The Company paid the $3.6 million settlement in November 2002.

Boeing Litigation

In fiscal 2000, the Company recorded costs of $7 million related to an adverse judgment in environmental litigation brought by The Boeing Company.  During the years ended January 31, 2002 the Company made the final $4 million payment under the judgment.

Presented below is a rollforward of the Company’s environmental liabilities and expenses for the three years ended January 31, 2004 (in thousands):

	January 31
	2001 Balance	Accrued	Cash Payments	2002 Balance	Accrued	Cash Payments	2003 Balance	Accrued	Cash Payments	2004 Balance

Fairview	$10,980	$—	$875	$10,105	$(270)	$598	$9,237	$(357)	$586	$8,294
Springfield	1,090	—	201	889	270	199	960	357	213	1,104
City of Portland litigation	—	1,500	—	1,500	2,100	3,600	—	—	—	—
Boeing litigation	4,024	—	4,024	—	—	—	—	—	—	—
Other	300	—	300	—	—	—	—	—	—	—

	$16,394	$1,500	$5,400	$12,494	$2,100	$4,397	$10,197	$—	$799	$9,398

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

Lease Commitments

The Company leases certain of its facilities and equipment under noncancelable operating leases. Rent expense for the years ended January 31, 2004, 2003, and 2002 totaled $1.4 million, $1.4 million and $3.4 million, respectively. Future minimum rental commitments under these leases as of January 31, 2004 are as follows (in thousands):

2005	$1,470
2006	1,170
2007	877
2008	755
2009	523
Thereafter	958

Lease Guarantee

As discussed in Note 3, the Company sold its hydraulic cylinder division to Precision on January 15, 2002. Under the terms of the sale, the Company assigned to Precision an operating lease related to a manufacturing facility in Beulaville, North Carolina. The Company is a guarantor on the lease in the event Precision fails to comply with the lease terms. The lease requires payments by Precision of approximately $21,000 per month through November 2007. In the event Precision defaults under the lease, the Company can seek to recover losses related to the guarantee by pursuing its remedies under agreements securing payment of amounts receivable from Precision.  The fair value of the lease guarantee using undiscounted cash flows is $966,000.

Legal Proceedings

The Company is subject to legal proceedings, claims and litigation, in addition to the environmental matters previously discussed, arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, result of operations, or cash flows.

Note 17—Fair Value of Financial Assets and Liabilities

The fair value of the Company’s financial instruments represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount of the Company’s cash and cash equivalents, marketable securities, trade receivables and payables and notes payable to banks approximates fair value due to the short maturity of these instruments. Fair value of long-term debt is estimated based either on quoted market prices for similar issues or on current rates offered to the Company for debt of the same remaining maturities. The fair value of the Company’s exchangeable preferred stock cannot be estimated. The estimated fair values of the Company’s financial liabilities for which the carrying amount does not approximate fair value is as follows:

	January 31
	2004		2003
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(In thousands)

Long-term debt, including current portion	$55,839	$51,129	$68,285	$62,808

Note 18—Segment Information

The Company’s operating units have several economic characteristics and attributes, including similar products, distribution patterns and classes of customers. As a result, the Company aggregates its operating units into a single operating segment related to the manufacturing, distribution and servicing of material handling load engagement products primarily for the lift truck industry.

Revenues and operating results are classified according to the country of origin. Identifiable assets are attributed to the geographic location in which they are located. Net sales, operating results and identifiable assets by geographic region were as follows (in thousands):

	Year Ended January 31
2004	North America	Europe	Asia Pacific	Eliminations	Consolidated

Sales to unaffiliated customers	$171,709	$81,114	$44,933	$—	$297,756
Transfers between areas	16,951	2,004	20	(18,975)	—
Net sales	$188,660	$83,118	$44,953	$(18,975)	$297,756
Operating income (loss)	$24,951	$(450)	$7,524		$32,025
Identifiable assets	$151,381	$100,129	$41,309		$292,819

	Year Ended January 31
2003	North America	Europe	Asia Pacific	Eliminations	Consolidated

Sales to unaffiliated customers	$162,774	$60,404	$35,651	$—	$258,829
Transfers between areas	12,754	947	80	(13,781)	—
Net sales	$175,528	$61,351	$35,731	$(13,781)	$258,829
Operating income	$28,188	$504	$4,052		$32,744
Identifiable assets	$157,521	$74,162	$30,634		$262,317

	Year Ended January 31
2002	North America	Europe	Asia Pacific	Eliminations	Consolidated

Sales to unaffiliated customers	$160,883	$59,470	$32,362	$—	$252,715
Transfers between areas	14,032	675	115	(14,822)	—
Net sales	$174,915	$60,145	$32,477	$(14,822)	$252,715
Operating income	$8,879	$2,435	$2,119		$13,433
Identifiable assets	$155,546	$64,119	$27,621		$247,286

Note 19—Warranty Obligations

The Company’s warranty obligations, which are recorded in other accrued expenses on the consolidated balance sheet, are as follows:

	January 31
	2004	2003
	(In thousands)

Beginning obligation	$1,322	$1,671
Accruals for warranties issued during the year	2,269	1,705
Accruals for pre-existing warranties	124	(35)
Settlements during the year	(2,105)	(2,019)

Ending obligation	$1,610	$1,322

Note 20—Related Parties

The Company paid fees for legal services in the ordinary course of business, including environmental litigation, to a firm in which a former director was a partner. These fees totaled $209,000, $317,000 and $409,000 for the years ended January 31, 2004, 2003 and 2002, respectively.   The director resigned from the Company’s Board of Directors on September 30, 2003.

Note 21—Goodwill

The following presents the adjusted earnings per share, excluding the effect of goodwill amortization, which was eliminated in fiscal 2003 in accordance with SFAS 142, in the year ended January 31, 2002 (in thousands, except per share amounts):

	Year Ended January 31
	2004	2003	2002

Basic earnings per share:
Income from continuing operations available to common shareholders	$18,476	$17,647	$5,302
Goodwill amortization, net of income taxes of $1,672	—	—	2,728
Adjusted income from continuing operations available to common shareholders	$18,476	$17,647	$8,030

Reported basic earnings per share	$1.55	$1.55	$0.47
Goodwill amortization, net of income taxes	—	—	0.23
Adjusted basic earnings per share from continuing operations	$1.55	$1.55	$0.70

Diluted earnings per share:
Income from continuing operations	$18,506	$17,707	$5,302
Goodwill amortization, net of income taxes of $1,672	—	—	2,728
Adjusted income from continuing operations	$18,506	$17,707	$8,030

Reported diluted earnings per share	$1.49	$1.45	$0.44
Goodwill amortization, net of income taxes	—	—	0.22
Adjusted diluted earnings per share from continuing operations	$1.49	$1.45	$0.66

	January 31
Breakdown of goodwill by geographic region (in thousands):	2004	2003

North America	$56,612	$49,459
Europe	9,154	6,708
Other	3,149	3,188
	$68,915	$59,355

Business acquisitions during fiscal 2004 created $1.3 million of additional goodwill.  The remaining $8.3 million increase in goodwill for the year ended January 31, 2004 was due to foreign currency fluctuations.

Note 23—Supplementary Quarterly Financial Information (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share amounts)

Year ended January 31, 2004
Net sales	$68,934	$75,633	$75,772	$77,417
Gross profit	$22,711	$24,987	$24,824	$23,114
Net income	$5,373	$5,742	$5,092	$2,299
Net income per share:
Basic	$0.46	$0.48	$0.42	$0.19
Diluted	$0.44	$0.47	$0.41	$0.18
Year ended January 31, 2003
Net sales	$59,942	$64,272	$70,241	$64,374
Gross profit	$21,063	$21,799	$24,943	$21,269
Net income	$4,220	$4,458	$4,418	$4,611
Net income per share:
Basic	$0.37	$0.39	$0.39	$0.40
Diluted	$0.35	$0.36	$0.36	$0.38

Note 24—Acquisitions

During fiscal 2004, the Company completed the acquisition of two materials handling equipment manufacturers, FEMA Forks GmbH (FEMA), located in Germany, and Roncari S.r.l. (Roncari), located in Italy.  The FEMA acquisition was completed on March 31, 2003, and the Roncari acquisition was completed on October 21, 2003.  The aggregate purchase price paid in cash for FEMA and Roncari, net of assumed liabilities, was $3.6 million and $8.1 million, respectively.

Note 25—Accumulated Other Comprehensive Income (Loss)

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total

Balance at January 31, 2001	$(21,788)	$—	$(21,788)
Translation adjustment	(6,009)	—	(6,009)

Balance at January 31, 2002	(27,797)	—	(27,797)
Translation adjustment	13,453	—	13,453

Balance at January 31, 2003	(14,344)	—	(14,344)
Translation adjustment	17,684	—	17,684
Minimum pension liability adjustment, net of tax	—	(2,309)	(2,309)

Balance at January 31, 2004	$3,340	$(2,309)	$1,031

Cascade Corporation
Valuation and Qualifying Accounts
(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

Years ended January 31:
2004
Allowance for doubtful accounts and notes	$1,801	$807	$(585)	$2,023
Valuation allowances—deferred tax assets	$5,564	$3,839	$(1,897)	$7,506
2003
Allowance for doubtful accounts and notes	$8,658	$451	$(7,308)	$1,801
Valuation allowances—deferred tax assets	$5,183	$567	$(186)	$5,564
2002
Allowance for doubtful accounts	$1,574	$7,308	$(224)	$8,658
Valuation allowances—deferred tax assets	$3,040	$2,143	$—	$5,183

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9A.  Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported on a timely basis. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO have concluded that, as of such date, the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management including the CEO and CFO, as appropriate to allow timely decisions regarding require disclosure.

No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 10.  Directors and Executive Officers of the Registrant

Information regarding directors of the Company is set forth under the heading “Proposal 1:  Election of Directors” in the Company’s Proxy Statement for its 2004 Annual Meeting  to be filed within 120 days after the Company’s fiscal year end of January 31, 2004, (“Proxy Statement”) and is incorporated into this report by reference.  Information regarding the Company's executive officers is set forth in Part I, Item 4A of this report.

Audit Committee

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of the Audit Committee are Duane C. McDougall (Chair), Mr. C. Calvert Knudsen, Mr. James S. Osterman, Dr. Nancy A. Wilgenbusch, and Mr. Henry W. Wessinger II, each of whom is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Audit Committee Financial Expert

The Company’s Board of Directors has determined that Duane C. McDougall, Chair of the Audit Committee, is an audit committee financial expert as defined in Item 401(h) of Regulation S-K of the Exchange Act and is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

The Company has adopted a code of ethics and business responsibilities (“Code”) for directors, officers (including the CEO, CFO, principal accounting officer, and persons performing similar functions) and employees, which is Exhibit 14 of this report.  A copy of the Code will be available on the Company’s website at www.cascorp.com/investor after the Company has filed its Proxy Statement.  Shareholders may request a free copy of the Code from:

Cascade Corporation

Attention:  Secretary

2201 N.E. 201st Avenue

Fairview, Oregon 97024-9718

503-669-6300

The Company will post on its website any required amendments to or waivers granted under the Code pursuant  to Securities and Exchange Commission or New York Stock Exchange disclosure rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated into this report by reference.

Item 11.  Executive Compensation

Information regarding compensation of the Company’s named executive officers is set forth under the heading “Executive Officer Compensation” in the Proxy Statement and is incorporated into this report by reference.  Information regarding compensation of the Company’s directors is set forth under the heading “Corporate Governance and Other Board Matters—Director Compensation” in the Proxy Statement and is incorporated into this report by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

Information concerning the security ownership of certain beneficial owners, directors, and executive officers of the Company is set forth under the heading “Voting Securities-Stock Ownership Of Certain Beneficial Owners And Management” in the Proxy Statement and is incorporated into this report by reference.

Information regarding the Company’s equity compensation plans is set forth under the heading “Equity Compensation Plan Information” in the Proxy Statement and is incorporated into this report by reference.

Item 13.  Certain Relationships and Related Transactions

None.

Item 14.  Principal Accounting Fees and Services

Information concerning fees paid to the Company’s independent auditors is set forth under the heading “Independent Auditors” in the Proxy Statement and is incorporated into this report by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Index to Financial Statements

(a)	1.	Consolidated Financial Statements

		Report of Independent Auditors
		Consolidated Financial Statements:
		Statements of Income for each of the three years in the period ended January 31, 2004
		Balance Sheets at January 31, 2004 and 2003
		Statements of Changes in Shareholders’ Equity for each of the three years in the period ended January 31, 2004
		Statements of Cash Flows for each of the three years in the period ended January 31, 2004
		Notes to Consolidated Financial Statements
	2.	Financial Statement Schedule for each of the three years ended January 31, 2004, 2003 and 2002.
		Valuation and Qualifying Accounts

  The individual financial statements of the registrant and its subsidiaries have been omitted since the registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together exceed 5% of the total consolidated assets at January 31, 2004, except indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the year of its origination.

3.  Exhibits

3.1	Articles of Incorporation, as amended, filed as Exhibit 4.1 to the Registration Statement on Form S-8 (Registration No. 333-111860) filed with the Commission on January 12, 2004.(1)
3.2	Bylaws, as amended.
10.1	Severance Agreement dated May 25, 2000, with Richard S. Anderson, filed as Exhibit 3 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)
10.2	Severance Agreement dated May 25, 2000, with Terry H. Cathey, filed as Exhibit 2 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)
10.3	Severance Agreement dated May 25, 2000, with Robert C. Warren, Jr., filed as Exhibit 1 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)
10.4

1999 Amendment and Restatement of the Cascade Corporation 1995 Senior Managers’ Incentive Stock Option Plan filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-103581) filed with the Commission on March 4, 2003.(1)(2)

14	Code of Ethics and Business Responsibilites for Directors, Officers, and Employees.
21	Subsidiaries of the registrant.
23	Consent of PricewaterhouseCoopers LLP, Independent Accountants
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)           Incorporated by reference.

(2)           Indicates management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

During the three months ended January 31, 2004, the Company filed a current report on Form 8-K dated December 17, 2003, relating to the results of its third fiscal quarter ended October 31, 2003.  Under the Form 8-K, the Company furnished (not filed) exhibits under Item 7 pursuant to Item 12 consisting of the press release dated December 10, 2003 and the transcript of the conference call held December 10, 2003, relating to the results of its third fiscal quarter ended October 31, 2003.

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

/s/ Robert C. Warren, Jr.	President and Chief Executive Officer, and Director	April 7, 2004
Robert C. Warren, Jr.	(Principal Executive Officer)	Date

/s/ Richard S. Anderson	Senior Vice President and Chief Financial Officer	April 7, 2004
Richard S. Anderson	(Principal Financial and Accounting Officer)	Date

/s/ James S. Osterman		April 7, 2004
James S. Osterman	Director	Date

/s/ C. Calvert Knudsen		April 7, 2004
C. Calvert Knudsen	Director	Date

/s/ Nicholas R. Lardy		April 7, 2004
Nicholas R. Lardy	Director	Date

/s/ Duane C. McDougall		April 7, 2004
Duane C. McDougall	Director	Date

/s/ Henry W. Wessinger II		April 7, 2004
Henry W. Wessinger II	Director	Date

/s/ Nancy A. Wilgenbusch		April 7, 2004
Nancy A. Wilgenbusch	Director	Date

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, filed as Exhibit 4.1 to the Registration Statement on Form S-8 (Registration No. 333-111860 filed with the Commission on January 12, 2004.(1)
3.2	Bylaws, as amended.
10.1	Severance Agreement dated May 25, 2000, with Richard S. Anderson, filed as Exhibit 3 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)
10.2	Severance Agreement dated May 25, 2000, with Terry H. Cathey, filed as Exhibit 2 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)
10.3	Severance Agreement dated May 25, 2000, with Robert C. Warren, Jr., filed as Exhibit 1 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)
10.4

1999 Amendment and Restatement of the Cascade Corporation 1995 Senior Managers’ Incentive Stock Option Plan filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-103581) filed with the Commission on March 4, 2003.(1)(2)

14	Code of Ethics and Business Responsibilities for Directors, Officers, and Employees.
21	Subsidiaries of the registrant.
23	Consent of PricewaterhouseCoopers LLP, Independent Accountants
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)           Incorporated by reference.

(2)           Indicates management contract or compensatory plan or arrangement.