Form 10-Q
period 2004-04-30
CASCADE CORP
filed 2004-06-09
CIK 18061

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2004
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

        The number of shares outstanding of the registrant's common stock as of May 25, 2004 was 12,107,764.

Forward-Looking Statements

        This report contains forward-looking statements that involve risks and uncertainties, as well as assumptions which, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include, but are not limited to, competitive factors in, and the cyclical nature of, the materials handling industry; fluctuations in lift truck orders or deliveries, availability and cost of raw materials; general business and economic conditions in North America, Europe, Australia and Asia; assumptions relating to pension and other postretirement costs, foreign currency fluctuations; pending litigation; environmental matters; and the effectiveness of our capital expenditures and cost reduction initiatives. We undertake no obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited—in thousands, except per share amounts)

	Three Months Ended April 30
	2004	2003
Net sales	$93,529	$68,934
Cost of goods sold	62,153	46,223

Gross profit	31,376	22,711
Selling and administrative expenses	18,058	14,649

Operating income	13,318	8,062
Interest expense	(899)	(1,160)
Interest income	97	268
Other income	95	732

Income before provision for income taxes	12,611	7,902
Provision for income taxes	4,401	2,529

Net income	8,210	5,373
Dividends paid on preferred shares of subsidiary	—	(30)

Net income applicable to common shareholders	$8,210	$5,343

Basic earnings per share	$0.68	$0.46
Diluted earnings per share	$0.65	$0.44
Basic weighted average shares outstanding	12,104	11,588
Diluted weighted average shares outstanding	12,558	12,147

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited—in thousands, except per share amounts)

	April 30 2004	January 31 2004
ASSETS
Current assets:
Cash and cash equivalents	$28,106	$25,584
Marketable securities	8,542	6,002
Accounts receivable, less allowance for doubtful accounts of $1,990 and $2,023	62,836	57,871
Inventories	36,061	36,353
Deferred income taxes	2,943	2,542
Income taxes receivable	—	142
Prepaid expenses and other	4,214	4,626

Total current assets	142,702	133,120
Property, plant and equipment, net	74,048	75,244
Goodwill	66,965	68,915
Deferred income taxes	9,594	9,703
Other assets	5,125	5,837

Total assets	$298,434	$292,819

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable to banks	$1,597	$2,805
Current portion of long-term debt	13,018	13,018
Accounts payable	21,115	17,904
Accrued payroll and payroll taxes	6,632	6,815
Accrued environmental expenses	833	847
Other accrued expenses	12,702	10,011

Total current liabilities	55,897	51,400
Long-term debt	37,997	38,111
Accrued environmental expenses	8,191	8,551
Deferred income taxes	1,403	1,441
Other liabilities	9,772	9,628

Total liabilities	113,260	109,131

Commitments and contingencies (Note 7)
Shareholders' equity:
Common stock, $.50 par value, 20,000 authorized shares; 12,108 and 12,102 shares issued and outstanding	6,054	6,051
Additional paid-in capital	11,169	11,111
Retained earnings	172,373	165,495
Accumulated other comprehensive income (loss)	(4,422)	1,031

Total shareholders' equity	185,174	183,688

Total liabilities and shareholders' equity	$298,434	$292,819

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited—in thousands, except per share amounts)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Retained Earnings		Annual Comprehensive Income (Loss)
	Shares	Amount
Balance at January 31, 2004	12,102	$6,051	$11,111	$165,495	$1,031
Net income	—	—	—	8,210	—	$8,210
Dividends ($.11 per share)	—	—	—	(1,332)	—	—
Common stock issued	6	3	58	—	—	—
Translation adjustment	—	—	—	—	(5,453)	(5,453)

Balance at April 30, 2004	12,108	$6,054	$11,169	$172,373	$(4,422)	$2,757

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited—in thousands)

	Three Months Ended April 30
	2004	2003
Cash flows from operating activities:
Net income	$8,210	$5,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,540	2,895
Deferred income taxes	(330)	(77)
Loss (gain) on disposition of assets	4	(104)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,965)	(7,583)
Inventories	292	878
Prepaid expenses and other	554	1,584
Accounts payable and accrued expenses	3,028	1,295
Accrued environmental expenses	(374)	(175)
Current income taxes payable	2,292	—
Other liabilities	542	3,008

Net cash provided by operating activities	12,793	7,094

Cash flows from investing activities:
Capital expenditures	(3,787)	(3,088)
Purchase of marketable securities, net	(2,540)	(5,503)
Proceeds from sale of assets	39	577
Business acquisition	—	(3,585)
Other assets	572	405

Net cash used in investing activities	(5,716)	(11,194)

Cash flows from financing activities:
Payments on long-term debt and capital leases	(114)	(126)
Notes payable to banks, net	(1,208)	(118)
Cash dividends paid	(1,332)	(1,199)
Common stock issued	61	—

Net cash used in financing activities	(2,593)	(1,443)

Effect of exchange rate changes	(1,962)	1,024

Change in cash and cash equivalents	2,522	(4,519)
Cash and cash equivalents at beginning of period	25,584	29,501

Cash and cash equivalents at end of period	$28,106	$24,982

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$56	$72
Income taxes	$2,130	$713
Supplemental disclosure of noncash information:
Conversion of exchangeable preferred stock to common stock	$—	$4,265

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands)

Note 1—Description of Business

        Cascade Corporation is an international company engaged in the design, manufacture and distribution of materials handling products that are widely used on industrial fork lift trucks and, to a lesser extent, construction and agricultural vehicles. Accordingly, our sales are largely dependent on sales of lift trucks. Our products are produced at facilities located in three global regions: North America, Europe and Asia Pacific. Facilities included in the Asia Pacific region are located primarily in Asia and Australia. Our products are sold to lift truck manufacturers and also distributed through retail lift truck dealers.

Note 2—Interim Financial Information

        The accompanying consolidated financial statements for the interim periods ended April 30, 2004 and 2003 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included on Form 10-K in our Annual Report for the fiscal year ended January 31, 2004.

Note 3—Segment Information

        Our operating units have similar economic characteristics and attributes, including similar products, distribution patterns and classes of customers. As a result, we aggregate our operating units into a single operating segment related to the manufacturing, distribution and servicing of material handling load engagement products primarily for the lift truck industry. Revenues and operating results are classified according to the region of origin. Identifiable assets are attributed to the geographic location in which they are located. Net sales, operating income and identifiable assets by geographic region were as follows (in thousands):

	North America	Europe	Asia Pacific	Eliminations	Consolidated
For the three months ended April 30, 2004:
Sales to unaffiliated customers	$50,594	$27,419	$15,516	$—	$93,529
Transfers between areas	5,655	791	22	(6,468)	—

Net sales	$56,249	$28,210	$15,538	$(6,468)	$93,529

Operating income	$9,669	$751	$2,898		$13,318
Identifiable assets	$157,524	$98,511	$42,399		$298,434

	North America	Europe	Asia Pacific	Eliminations	Consolidated
For the three months ended April 30, 2003:
Sales to unaffiliated customers	$40,512	$18,760	$9,662	$—	$68,934
Transfers between areas	3,692	416	4	(4,112)	—

Net sales	$44,204	$19,176	$9,666	$(4,112)	$68,934

Operating income	$6,242	$654	$1,166		$8,062
Identifiable assets	$157,887	$87,941	$30,493		$276,321

        The breakdown of goodwill by geographic region at April 30, 2004 and January 31, 2004 is provided in the table below. The change in balances was due entirely to foreign currency fluctuations.

	April 30, 2004	January 31, 2004
	(In thousands)
North America	$54,706	$56,612
Europe	9,100	9,154
Asia Pacific	3,159	3,149

	$66,965	$68,915

Note 4—Marketable Securities

        Marketable securities consist of asset-backed notes issued by various state agencies throughout the United States and guaranteed by the United States or state governments or agencies. The specific identification method is used to determine the cost of securities sold. There are no realized or unrealized gains or losses related to our marketable securities. The notes are long-term instruments maturing through 2031; however the interest rates and maturities are reset approximately every month, at which time we can sell the notes. Accordingly, we have classified the notes as current assets in our consolidated balance sheet.

Note 5—Inventories

	April 30, 2004	January 31, 2004
	(In thousands)
Finished goods and components	$21,689	$23,490
Work in process	1,103	1,251
Raw materials	13,269	11,612

	$36,061	$36,353

        Inventories are stated at the lower of average cost or market.

Note 6—Stock-Based Compensation

        We account for our stock-based compensation under Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," which permits the use of intrinsic value accounting. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to the market price of the underlying common stock on the date of grant. We have adopted disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123."

        The following table illustrates the effect on net income applicable to common shareholders and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended April 30
	2004	2003
Net income applicable to common shareholders—as reported	$8,210	$5,343
Deduct: total stock-based compensation, net of income taxes of $68 and $66, determined under the fair value based method	(172)	(140)

Net income applicable to common shareholders—pro forma	$8,038	$5,203

Basic earnings per share—as reported	$0.68	$0.46
Basic earnings per share—pro forma	$0.66	$0.45
Diluted earnings per share—as reported	$0.65	$0.44
Diluted earnings per share—pro forma	$0.64	$0.43

Note 7—Contingencies

        We are subject to environmental laws and regulations, which include obligations to remove or mitigate environmental effects of past disposal and release of certain wastes and substances at various sites. We record liabilities for affected sites when environmental assessments indicate probable cleanup will be required and the costs can be reasonably estimated. Our liabilities for environmental costs, other than for costs of assessments themselves, are generally determined after the completion of investigations and studies or our commitment to a formal plan of action, such as an approved remediation plan, and are based on our best estimate of undiscounted future costs using currently available technology, applying current regulations, as well as our own historical experience regarding environmental cleanup costs. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation and reevaluation of the degree of remediation required. We adjust our liabilities as new remediation requirements are defined, as information becomes available permitting reasonable estimates to be made and to reflect new and changing facts.

        It is reasonably possible that changes in estimates will occur in the near term and the related adjustments to environmental liabilities may have a material impact on our net income. Unasserted claims are not currently reflected in our environmental liabilities. It is also reasonably possible that these changes or claims may also have a material impact on our net income if asserted. We cannot estimate at this time the amount of any additional loss or range of loss that is reasonably possible.

        Our specific environmental matters consist of the following:

Fairview, Oregon

        In 1996, the Oregon Department of Environmental Quality issued two Records of Decision impacting our Fairview, Oregon manufacturing facility. The Records of Decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted at or near the facility since 1996 and current estimates provide for some level of activity to continue through 2027. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. We have a liability for the ongoing remediation activities at our Fairview facility of $8.0 million and $8.3 million at April 30, 2004 and January 31, 2004, respectively.

Springfield, Ohio

        In 1994, we entered into a consent order with the Ohio Environmental Protection Agency, which required the installation of remediation systems for the cleanup of groundwater contamination at our Springfield, Ohio facility. The current estimate is that the remediation activities will continue through 2010. We have a liability for ongoing remediation activities at our Springfield facility of $1.0 and $1.1 million at April 30, 2004 and January 31, 2004, respectively.

Insurance Litigation

        On April 22, 2002, the Circuit Court of the State of Oregon for Multnomah County entered judgment in our favor for approximately $1.6 million in an action originally brought in 1992 against several insurers to recover various expenses incurred in connection with environmental litigation and related proceedings. The judgment is against two non-settling insurers. Additionally, the judgment requires one of the insurers to defend us in suits alleging liability because of groundwater contamination emanating from our Fairview, Oregon plant and requires the two insurers to pay approximately 4% of any liability imposed against us by judgment or settlement on or after March 1, 1997 on account of such contamination. We and our insurers have appealed the judgment. We have not recorded any amounts that may be recovered from the two insurers in our consolidated financial statements.

Lease Guarantee

        We sold our hydraulic cylinder division to Precision on January 15, 2002. Under the terms of the sale, we assigned to Precision an operating lease related to a manufacturing facility in Beulaville, North Carolina. We are a guarantor on the lease in the event Precision fails to comply with the lease terms. The lease requires payments by Precision of approximately $21,000 per month through November 2007. In the event Precision defaults under the lease, we can seek to recover losses related to the guarantee by pursuing our remedies under agreements securing payment of amounts receivable from Precision. The fair value of the lease guarantee using undiscounted cash flows was approximately $900,000 at April 30, 2004.

Note 8—Earnings Per Share

        Earnings per share is based on the weighted average number of common shares and potentially dilutive shares outstanding during the period, computed using the treasury stock method. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options, as well as the assumed conversion of exchangeable preferred stock. For the three month period ended April 30, 2003, 256,000 shares issuable upon exercise of stock options were excluded from the calculation of diluted earnings per share because they were antidilutive.

        The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended April 30
	2004	2003
Basic earnings per share:
Net income	$8,210	$5,373
Preferred stock dividends	—	(30)

Net income applicable to common shareholders	$8,210	$5,343

Weighted average shares of common stock outstanding	12,104	11,588

	$0.68	$0.46

Diluted earnings per share:
Net income applicable to common shareholders	$8,210	$5,343
Preferred stock dividends	—	30

Net income	$8,210	$5,373

Weighted average shares of common stock outstanding	12,104	11,588
Assumed conversion of exchangeable preferred stock	—	410
Dilutive effect of stock options	454	149

Diluted weighted average shares of common stock outstanding	12,558	12,147

	$0.65	$0.44

Note 9—Benefit Plans

        The following presents the net periodic benefit cost related to our benefit plans (in thousands):

	Three Months Ended April 30
	Defined Benefit		Postretirement Benefit
	2004	2003	2004	2004
Service cost	$153	$50	$37	$41
Interest cost	109	107	137	157
Expected return on plan assets	(100)	(98)	—	—
Recognized net actuarial loss	28	56	145	113

	$190	$115	$319	$311

Note 10—Recent Accounting Pronouncements

        In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to SFAS No. 132 ("revision"), "Employers' Disclosures about Pensions and Other Postretirement Benefits". The revision requires additional disclosures relating to the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans recognized during interim periods. We adopted the disclosure requirements beginning with the year ended January 31, 2004 and the standard is effective for all future quarterly and annual reports. See Note 9 for such quarterly disclosures.

        In January 2004, FASB Staff Position No. 106-1 (FSP 106-1), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" was issued. FSP 106-1 permitted the deferral of recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the accounting for postretirement health care plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and in providing disclosures related to the plans required by SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." We elected the deferral provided by this FSP. In May 2004, the FASB issued Staff Position No. 106-2 (FSP 106-2), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. 106-2 discusses further the effect of the Act and supersedes FSP 106-1. FSP 106-2 considers the effect of the two new features introduced in the Act in determining our accumulated postretirement benefit obligation ("APBO") and net periodic post retirement benefit cost. The effect on the APBO will be accounted for as an actuarial experience gain to be amortized into income over the average remaining service period of plan participants. Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact of the Act on their net periodic costs currently. The FSP is effective for the first interim or annual period beginning after June 15, 2004. As previously noted, we have chosen to defer accounting for the benefit and intend on implementing these requirements in the third quarter of fiscal 2005. Our measures of APBO and net periodic postretirement benefit costs as of and for the three months ended April 30, 2004 do not reflect the effect of the Act.

        In March 2004, the FASB issued Emerging Issues Task Force Issue 03-6 (Issue 03-6), "Participating Securities and the Two-Class Method under FAS No. 128". Issue 03-6 provides guidance regarding the calculation of basic earnings per share by companies that have issued participating securities other than common stock. Issue 03-6 is effective for reporting periods beginning after March 31, 2004. We do not expect the adoption of Issue 03-6 to have a material effect on the consolidated financial statements.

Note 11—Warranty Obligations

        We record a liability on our consolidated balance sheet for costs related to certain warranties with the sales of our products. This liability is estimated through historical customer claims, product failure rates, material usage and service delivery costs incurred in correcting a product failure. Our warranty obligations at April 30, 2004 are as follows (in thousands):

Balance at January 31, 2004	$1,610
Accruals for warranties issued	363
Settlements	(390)

Balance at April 30, 2004	$1,583

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        We operate on a fiscal year ending January 31. Accordingly, references to fiscal 2005 are to the fiscal year ending January 31, 2005 and references to fiscal 2004 are to the fiscal year ended January 31, 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. We evaluate our estimates and judgments on an on-going basis, including those related to uncollectible receivables, inventories, goodwill and long-lived assets, warranty obligations, environmental liabilities and deferred taxes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth on Form 10-K in our Annual Report for the year ended January 31, 2004.

COMPARISON OF FIRST QUARTER OF FISCAL 2005 AND FISCAL 2004

Consolidated Summary

        Net income for the first quarter of fiscal 2005 increased to $8.2 million ($0.65 per diluted share) from $5.3 million ($0.44 per diluted share) for the first quarter of fiscal 2004. The primary reason for the increase was our ability to leverage strong growth in North America and Asia Pacific into a significantly improved bottom line. Excluding the effect of foreign currency fluctuations, net sales in North America and Asia Pacific grew 20% and 47%, respectively, in the first quarter of fiscal 2005 as compared to the same quarter of the prior year. While Europe showed a 6% increase in net sales, excluding foreign currency changes and acquisitions, gross margins in Europe decreased due to the region's continued economic slump and related pricing pressures, as well as a less favorable product mix compared to the prior year. Selling and administrative costs increased by 23% in the first quarter of fiscal 2005 over the comparable quarter of the prior year. Excluding foreign currency changes and acquisitions, these costs increased 11% over the first quarter of the prior year. Added costs from Sarbanes-Oxley, research and development expense, professional fees and costs for expansion of our marketing and customer service capabilities in China all contributed to the increase.

North America

	Quarter ended April 30
						Change %
	2004	%	2003	%	Change
Net sales	$50,594	100%	$40,512	100%	$10,082	25%
Cost of goods sold	30,638	61%	25,432	63%	5,206	20%

Gross profit	19,956	39%	15,080	37%	4,876	32%
Selling and administrative	10,252	20%	8,783	22%	1,469	17%
Amortization	35	—	55	—	(20)	—

Operating income	$9,669	19%	$6,242	15%	$3,427	55%

        North America net sales were up $10.1 million or 25% in the first quarter of fiscal 2005 over fiscal 2004. Higher shipments from all North American plants accounted for $8.2 million or 20% of the total increase. These higher shipments were due to a strong lift truck market in the first quarter of fiscal 2005 and unfavorable conditions for European imports into the U.S. market as a result of the exchange rate between the U.S. dollar and the Euro. Favorable movements in the foreign currency rates between the U.S. and Canadian dollars accounted for the remaining $1.9 million sales increase.

        Historically, we have found that changes in the level of our net sales do not correspond directly to the percentage changes in lift truck industry shipments, but industry statistics do provide an indication of the direction of business activity. North American lift truck industry shipments from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 increased 7%, although first quarter fiscal 2005 shipments were down 5% in comparison with the fourth quarter of 2004. Lift truck industry shipments were volatile during the first quarter of fiscal 2005, making it difficult to identify a clear pattern or trend with respect to the environment over the coming year.

        Gross margins for the first quarter of fiscal 2005 in North America benefited from the contribution of additional unit volume, which allowed for better absorption of fixed costs than in the first quarter of the prior year. To date, we have mitigated steel cost increases in North America through a variety of means, including price increases, surcharges and cost reductions.

        North American gross margins increased despite the currency rates between the U.S. and Canadian dollars. Certain of our products are sold in the United States but manufactured in Canada, resulting in our sales of these products being recorded in U.S. dollars while a significant portion of the costs are recorded in Canadian dollars. In the first quarter of fiscal 2005, the value of the U.S. dollar against the Canadian dollar decreased 11% in comparison with the first quarter of 2004. The effect of this change reduced overall gross margins. We are evaluating options to mitigate the impact of these currency changes, but at the present time expect North American gross margins to continue to reflect shifts in the U.S. and Canadian dollar exchange rate.

        Selling and administrative costs for the first quarter of fiscal 2004 increased 17% or $1.5 million over the same quarter of the prior year. The increase was primarily due to Sarbanes-Oxley costs, professional fees and research and development costs.

Europe

	Quarter ended April 30
						Change %
	2004	%	2003	%	Change
Net sales	$27,419	100%	$18,760	100%	$8,659	46%
Cost of goods sold	21,232	77%	14,075	75%	7,157	51%

Gross profit	6,187	23%	4,685	25%	1,502	32%
Selling and administrative	5,395	20%	4,028	21%	1,367	34%
Amortization	41	—	3	—	38	—

Operating income	$751	3%	$654	4%	$97	15%

        Sales in Europe increased $8.7 million or 46%, in the first quarter of fiscal 2005 compared to the same period in fiscal 2004. Acquisitions in Germany and Italy during fiscal 2004 accounted for $4.9 million or about 26% of the increase in Europe's sales and changes in foreign currency rates, primarily the Euro and the British Pound, accounted for $2.7 million or 15%. The remaining increase of $1.1 million or 6% was the result of increased unit shipments. This increase was ahead of the general lift truck industry growth rate and was primarily due to higher sales levels for OEM products.

        Gross margins in Europe declined from 25% for the first quarter of fiscal 2004 to 23% for the first quarter of fiscal 2005. The two primary factors in this decrease were increased shipments of certain lower margin OEM products relative to total shipments and additional costs associated with new product introductions in fiscal 2005. In addition, the pricing environment for certain products remained very competitive. Economic conditions in Europe continue to be relatively stagnant. We do not foresee significant changes in margins for this market without an improvement in general economic conditions. Steel cost increases in Europe did not have a significant impact on gross margins in the first quarter.

        As we previously disclosed, one of our largest German based competitors was forced into insolvency in March 2004. We are actively bidding for the assets of this company and believe the outcome of the process could significantly influence the European marketplace over the next several years. Additional information is not available at this time because the process is still in the preliminary stages.

        Selling and administrative costs in Europe increased by $1.4 million or 34% for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The largest contributor to this increase was selling and administrative costs of acquired companies, which comprised two-thirds of the increase. Changes in foreign currency rates accounted for $500,000 of additional selling and administrative costs or one-third of the increase. Exclusive of acquisitions and foreign currency fluctuations, selling and administrative costs were relatively flat for the first quarter of fiscal 2005 as compared to the fiscal 2004.

Asia Pacific

	Quarter ended April 30
						Change %
	2004	%	2003	%	Change
Net sales	$15,516	100%	$9,662	100%	$5,854	61%
Cost of goods sold	10,283	66%	6,716	70%	3,567	53%

Gross profit	5,233	34%	2,946	30%	2,287	78%
Selling and administrative	2,327	15%	1,775	18%	552	31%
Amortization	8	—	5	—	3	—

Operating income	$2,898	19%	$1,166	12%	$1,732	149%

        Asia Pacific's net sales excluding the effect of foreign currencies, increased $4.6 million or 47%. China continues to be the predominant driver of the sales increase, though all markets posted sales increases.

        Gross margins in the Asia Pacific region increased to 34% in the first quarter of fiscal 2005 from 30% in the same quarter of the prior year. This was due almost entirely to added sales volumes.

        Selling and administrative costs in the Asia Pacific region increased just over $552,000 or 31% for the first quarter of fiscal 2005 compared to fiscal 2004. Foreign currency fluctuations accounted for nearly half of this increase. The remainder of the increase was due to additional marketing and engineering activities in China.

Non-Operating Items

        Interest income decreased approximately $171,000 from the first quarter of fiscal 2004 to the first quarter of fiscal 2005. This was due primarily to the payment in full during the third quarter of fiscal 2004, of a note receivable from Precision Cylinders, Inc. in the amount of $9.3 million, as well as a decrease in interest bearing cash accounts between the two periods.

        Interest expense was approximately $261,000 or 23% lower in the first quarter of fiscal 2005 compared to the same quarter of fiscal 2004. Total borrowings at the end of April 2004 were roughly $12 million lower than the same quarter of the prior year due to scheduled repayment of long term debt. See "Liquidity and Capital Resources" for additional discussion of debt levels and payments.

        The effective tax rate increased from 32% in the first quarter of fiscal 2004 to 35% in the current quarter. This was primarily due to a decrease in benefits from international financing activities and an increase in the recording of valuation allowances on deferred tax assets in Europe.

CASH FLOWS

        The statements of cash flows reflect the changes in cash and cash equivalents for the first quarters ended April 30, 2004 and April 30, 2003 by classifying transactions into three major categories of activities: operating, investing and financing.

Operating Activities

        Our main source of liquidity is cash generated from operating activities. This consists of net income adjusted for noncash operating items such as depreciation and amortization, losses and gains on disposition of assets, deferred income taxes, and changes in operating assets and liabilities.

        Net cash provided by operating activities from continuing operations was $12.8 million in first quarter of fiscal 2005 compared to $7.1 million of the same quarter in fiscal 2004. The increase in fiscal 2005 was due to higher levels of net income and depreciation and amortization. These improvements were partially offset with changes in deferred income taxes and other operating accounts, primarily accounts receivables, accounts payables, accrued expenses and current income taxes payable.

Investing Activities

        The principal recurring investing activities are capital expenditures. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Capital expenditures were $3.8 million and $3.1 million in the first quarters of fiscal 2005 and 2004, respectively. We expect capital expenditures in the rest of fiscal 2005 to approximate depreciation expense.

        We held marketable securities of $8.5 million at April 30, 2004. These securities consist of asset-backed notes issued by various state agencies throughout the United States and guaranteed by United States or state governments and agencies. The notes are long-term instruments maturing through 2031; however, the interest rates and maturities are reset approximately every month, at which time we can sell the notes. Accordingly, we have classified the notes as short-term in our consolidated balance sheets. Tax-exempt interest rates on the notes ranged from 0.9% to 1.1% per annum.

Financing Activities

        We reduced our short term debt and notes payable balance in first quarter of fiscal 2005, primarily due to payments to banks.

        We declared dividends of $0.11 and $0.10 per share in the first quarters of fiscal 2005 and 2004, respectively.

FINANCIAL CONDITION AND LIQUIDITY

        Working capital at April 30, 2004 was $86.8 million as compared to $81.7 million at January 31, 2004. Our current ratio at April 30, 2004 was 2.55 to 1 in comparison to 2.59 to 1 at January 31, 2004.

        Total outstanding debt, including notes payable to banks and capital leases, at April 30, 2004 was $52.6 million in comparison with $53.9 million at January 31, 2004. Our debt to equity ratio improved to .28 to 1 at April 30, 2004 from .29 to 1 at January 31, 2004. Our debt agreements contain covenants relating to net worth and leverage ratios. Borrowing arrangements currently in place with commercial banks provide lines of credit totaling $32.3 million, none of which were being used at April 30, 2004. The average interest rate on notes payable to banks was 1.9% at April 30, 2004 and 2.8% at January 31, 2004.

        We believe that our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditure and debt retirement requirements for fiscal 2005.

OTHER MATTERS

        During fiscal 2004, the holder of our exchangeable preferred stock exchanged 600,000 shares of exchangeable preferred stock for 600,000 shares of common stock. This non-cash transaction resulted in a reclassification of $8.2 million from exchangeable preferred stock into common stock and additional paid-in capital and had no effect on earnings per share. No exchangeable preferred stock remained outstanding at April 30, 2004 and January 31, 2004.

        The U.S. dollar strengthened in the first quarter of fiscal 2005 in comparison to most foreign currencies used by our significant foreign operations. As a result, foreign currency translation adjustments decreased shareholders' equity by $5.5 million in the first quarter of fiscal 2005. The primary currencies driving the decrease in shareholders' equity were the Euro and the Canadian dollar.

        We sold our hydraulic cylinder division to Precision Hydraulic Cylinders, Inc. (Precision) on January 15, 2002. Under the terms of the sale, we assigned to Precision an operating lease related to a manufacturing facility in Beulaville, North Carolina. We are a guarantor on the lease in the event Precision fails to comply with the lease terms. The lease requires payments by Precision of approximately $21,000 per month through November 2007. In the event Precision defaults under the lease, we can seek to recover losses related to the guarantee by pursuing our remedies under agreements securing payment of amounts receivable from Precision. The fair value of the lease guarantee using undiscounted cash flows was approximately $900,000 at April 30, 2004.

OFF BALANCE SHEET ARRANGEMENTS

        At April 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to SFAS No. 132 ("revision"), "Employers' Disclosures about Pensions and Other Postretirement Benefits". The revision requires additional disclosures relating to the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans recognized during interim periods. We adopted the disclosure requirements beginning with the year ended January 31, 2004 and the standard is effective for all future quarterly and annual reports. See Note 9 for such quarterly disclosures.

        In January 2004, FASB Staff Position No. 106-1 (FSP 106-1), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" was issued. FSP 106-1 permitted the deferral of recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the accounting for postretirement health care plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and in providing disclosures related to the plans required by SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." We elected the deferral provided by this FSP. In May 2004, the FASB issued Staff Position No. 106-2 (FSP 106-2), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. 106-2 discusses further the effect of the Act and supersedes FSP 106-1. FSP 106-2 considers the effect of the two new features introduced in the Act in determining our accumulated postretirement benefit obligation ("APBO") and net periodic post retirement benefit cost. The effect on the APBO will be accounted for as an actuarial experience gain to be amortized into income over the average remaining service period of plan participants. Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact of the Act on their net periodic costs currently. The FSP is effective for the first interim or annual period beginning after June 15, 2004. As previously noted, we have chosen to defer accounting for the benefit and intend on implementing these requirements in third quarter of fiscal 2005. Our measures of APBO and net periodic post retirement benefit costs as of and for the three months ended April 30, 2004 do not reflect the effect of the Act.

        In March 2004, the FASB issued Emerging Issues Task Force Issue 03-6 (Issue 03-6), "Participating Securities and the Two-Class Method under FAS No. 128". Issue 03-6 provides guidance regarding the calculation of basic earnings per share by companies that have issued participating securities other than common stock. Issue 03-6 is effective for reporting periods beginning after March 31, 2004. We do not expect the adoption of Issue 03-6 to have a material effect on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rate and interest rate fluctuations. A significant portion of our revenues and expenses are denominated in currencies from international markets outside the United States. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of the foreign currencies in relation to the U.S. dollar. The table below illustrates the hypothetical increase in net sales for the quarter of a 10% weaker U.S. dollar against foreign currencies which affect our operations (in millions):

Euro	$2.0
Canadian dollar	$0.6
British pound	$0.7
Other currencies with net sales less than 5% of consolidated net sales	$1.1

        We enter into foreign currency forward exchange contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The principal currencies hedged are denominated in Japanese yen, Canadian dollars, Euros and British pounds. Our foreign currency forward exchange contracts have terms lasting up to six months, but generally less than one month. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

        A majority of our products are manufactured using steel as a primary raw material and steel based components as purchased parts. As such, our cost of goods sold is sensitive to fluctuations in steel prices, either directly through the purchase of steel as raw material or indirectly through the purchase of steel based components. Presuming that the full impact of commodity steel cost increases is reflected in all steel and steel based component purchases, we estimate our gross margin percentage sensitivity to be approximately 0.3% for each 1.0% increase in commodity steel cost without offsetting sales price increases. For example, if the price of commodity steel increases 1.0%, and the full impact of that increase is reflected in all raw material and component purchases, the net decrease in the gross margin percentage would be approximately 0.3%. Based on our statement of income for the quarter ended April 30, 2004, a 1% increase in commodity steel costs would have decreased consolidated gross profit by approximately $250,000.

        To date we have been able to mitigate the effect of any steel cost increases on our gross margins. This has been done through pricing and cost reductions. We are anticipating additional increases during future quarters. We intend to continue our efforts in the coming months to mitigate the full impact of any of these steel cost increases. It should be noted that there may be some time lag between the absorption of the steel cost increases and realizing the offsetting benefits of the mitigating measures. In addition, actual cost increases from steel suppliers could differ from cost increases which have been previously communicated to us.

        Manufacturing of our products includes the purchase of various raw materials and components. Certain of these items are provided worldwide by a limited number of suppliers. We are not currently experiencing shortages in obtaining the raw materials and components. However, certain steel products obtained in Europe are subject to allocations from suppliers. At this time we believe the current allocation of these products from suppliers is sufficient to meet planned production volumes. Nevertheless, there can be no assurance that these suppliers will be able to meet our future requirements. An extended delay or interruption in the supply of any components could have a material adverse effect on the Company's business, results of operations and financial condition. We are working to identify alternative supplier sources for these products.

        Based on the scheduled debt payments during fiscal 2004 and certain payment restrictions on its remaining debt, substantially all of our debt at April 30, 2004 has a fixed interest rate. Any additional payments to prepay scheduled amounts of debt are subject to penalties. At April 30, 2004, the penalties to retire all of our long-term debt were $5.1 million. A hypothetical 1% increase in market interest rates would result in a $1.0 million reduction in the fair market value of our long term outstanding debt at April 30, 2004.

Item 4. Controls and Procedures

        As of April 30, 2004, the end of the period covered by this report, we reviewed and evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) of the Securities and Exchange Act of 1934 (Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There were no changes in our internal controls over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

(B)  Reports on Form 8-K

        During the quarter ended April 30, 2004, we filed a Current Report on Form 8-K dated March 24, 2004, with respect to our results for our fourth fiscal quarter and full fiscal year ended January 31, 2004. Under the Form 8-K we furnished (not filed) exhibits under Item 7 pursuant to Item 12 consisting of the press release dated March 24, 2004, and the transcript of the conference call held on March 24, 2004, relating to our results for our fourth fiscal quarter and full fiscal year ended January 31, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE CORPORATION
June 9, 2004
/s/ RICHARD S. ANDERSON Richard S. Anderson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

Forward-Looking Statements
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
CASCADE CORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited—in thousands, except per share amounts)
CASCADE CORPORATION CONSOLIDATED BALANCE SHEETS (Unaudited—in thousands, except per share amounts)
CASCADE CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited—in thousands, except per share amounts)
CASCADE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited—in thousands)
CASCADE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited, in thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
COMPARISON OF FIRST QUARTER OF FISCAL 2005 AND FISCAL 2004
CASH FLOWS
FINANCIAL CONDITION AND LIQUIDITY
OTHER MATTERS
OFF BALANCE SHEET ARRANGEMENTS
RECENT ACCOUNTING PRONOUNCEMENTS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibit and Reports on Form 8-K
SIGNATURES