Form 10-Q
period 2004-07-31
CASCADE CORP
filed 2004-09-09
CIK 18061

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2004
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

        The number of shares outstanding of the registrant's common stock as of August 26, 2004 was 12,188,811.

Forward-Looking Statements

        This report contains forward-looking statements that involve risks and uncertainties, as well as assumptions which, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include, but are not limited to, competitive factors in, and the cyclical nature of, the materials handling industry; fluctuations in lift truck orders or deliveries, availability and cost of raw materials; general business and economic conditions in North America, Europe, Australia and Asia; assumptions relating to pension and other post-retirement costs; foreign currency fluctuations; pending litigation; environmental matters; and the effectiveness of our capital expenditures and cost reduction initiatives. We undertake no obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited—in thousands, except per share amounts)

	Three Months Ended July 31		Six Months Ended July 31
	2004	2003	2004	2003
Net sales	$92,376	$75,633	$185,905	$144,567
Cost of goods sold	63,025	50,646	125,178	96,870

Gross profit	29,351	24,987	60,727	47,697
Selling and administrative expenses	17,726	15,184	35,644	29,768
Amortization	507	132	647	196

Operating income	11,118	9,671	24,436	17,733
Interest expense	(925)	(1,172)	(1,824)	(2,332)
Interest income	123	278	220	546
Other income (expenses)	(153)	(333)	(58)	399

Income before provision for income taxes	10,163	8,444	22,774	16,346
Provision for income taxes	3,661	2,702	8,062	5,231

Net income	6,502	5,742	14,712	11,115
Dividends paid on preferred shares of subsidiary	—	—	—	(30)

Net income applicable to common shareholders	$6,502	$5,742	$14,712	$11,085

Basic earnings per share	$0.54	$0.48	$1.21	$0.94
Diluted earnings per share	$0.51	$0.47	$1.16	$0.91
Basic weighted average shares outstanding	12,146	11,995	12,125	11,795
Diluted weighted average shares outstanding	12,741	12,288	12,648	12,225

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited—in thousands, except per share amounts)

	July 31 2004	January 31 2004
ASSETS
Current assets:
Cash and cash equivalents	$25,603	$25,584
Marketable securities	13,962	6,002
Accounts receivable, less allowance for doubtful accounts of $1,924 and $2,023	64,476	57,871
Inventories	38,835	36,353
Deferred income taxes	2,994	2,542
Income taxes receivable	—	142
Prepaid expenses and other	5,778	4,626

Total current assets	151,648	133,120
Property, plant and equipment, net	73,877	75,244
Goodwill	68,772	68,915
Deferred income taxes	9,540	9,703
Other assets	5,189	5,837

Total assets	$309,026	$292,819

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable to banks	$1,905	$2,805
Current portion of long-term debt	12,883	13,018
Accounts payable	21,790	17,904
Accrued payroll and payroll taxes	6,071	6,815
Accrued environmental expenses	837	847
Other accrued expenses	13,129	10,011

Total current liabilities	56,615	51,400
Long-term debt	37,915	38,111
Accrued environmental expenses	8,023	8,551
Deferred income taxes	1,432	1,441
Other liabilities	10,085	9,628

Total liabilities	114,070	109,131

Commitments and contingencies (Note 7)
Shareholders' equity:
Common stock, $.50 par value per share, 20,000 authorized shares; 12,189 and 12,102 shares issued and outstanding	6,094	6,051
Additional paid-in capital	15,895	11,111
Unamortized deferred compensation	(3,338)	—
Retained earnings	177,537	165,495
Accumulated other comprehensive income (loss)	(1,232)	1,031

Total shareholders' equity	194,956	183,688

Total liabilities and shareholders' equity	$309,026	$292,819

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited—in thousands, except per share amounts)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Unamortized Deferred Compensation	Retained Earnings		Comprehensive Income (Loss)
	Shares	Amount
Balance at January 31, 2004	12,102	$6,051	$11,111	$—	$165,495	$1,031
Net income	—	—	—	—	14,712	—	$14,712
Dividends ($.22 per share)	—	—	—	—	(2,670)	—	—
Common stock issued	87	43	1,106	—	—	—	—
Deferred compensation from stock appreciation rights	—	—	3,678	(3,678)	—	—	—
Amortization of deferred compensation	—	—	—	340	—	—	—
Unrealized gain on investment, net of tax	—	—	—	—	—	620	620
Translation adjustment	—	—	—	—	—	(2,883)	(2,883)

Balance at July 31, 2004	12,189	$6,094	$15,895	$(3,338)	$177,537	$(1,232)	$12,449

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited—in thousands)

	Six Months Ended July 31
	2004	2003
Cash flows from operating activities:
Net income	$14,712	$11,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,426	6,212
Deferred income taxes	(298)	(13)
Loss (gain) on disposition of assets	(48)	207
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,605)	(4,445)
Inventories	(2,482)	896
Prepaid expenses and other	(1,153)	(846)
Accounts payable and accrued expenses	3,142	(1,607)
Current income taxes payable and receivable	2,251	2,561
Other liabilities	926	628

Net cash provided by operating activities	17,871	14,708

Cash flows from investing activities:
Capital expenditures	(6,598)	(5,180)
Purchase of marketable securities, net	(7,340)	(4,828)
Proceeds from sale of assets	216	406
Business acquisition	—	(3,585)
Proceeds from notes receivable	—	268
Other assets	340	103

Net cash used in investing activities	(13,382)	(12,816)

Cash flows from financing activities:
Payments on long-term debt and capital leases	(331)	(128)
Notes payable to banks, net	(900)	(211)
Cash dividends paid	(2,670)	(2,399)
Common stock issued upon exercise of stock options	1,149	—

Net cash used in financing activities	(2,752)	(2,738)

Effect of exchange rate changes	(1,718)	(667)

Change in cash and cash equivalents	19	(1,513)
Cash and cash equivalents at beginning of the period	25,584	29,501

Cash and cash equivalents at end of period	$25,603	$27,988

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$1,831	$2,273
Income taxes	$5,991	$2,601
Supplemental disclosure of noncash information:
Deferred compensation from stock appreciation rights	$3,678	$—
Unrealized gain on investment, net of tax	$620	$—
Conversion of exchangeable preferred stock to common stock	$—	$8,530

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Description of Business

        Cascade Corporation is an international company engaged in the design, manufacture and distribution of materials handling products that are widely used on industrial forklift trucks and, to a lesser extent, construction and agricultural vehicles. Accordingly, our sales are largely dependent on sales of lift trucks. Our products are produced at facilities located in three global regions: North America, Europe and Asia Pacific. Our products are sold to lift truck manufacturers and also distributed through retail lift truck dealers.

Note 2—Interim Financial Information

        The accompanying consolidated financial statements for the interim periods ended July 31, 2004 and 2003 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included on Form 10-K in our Annual Report for the fiscal year ended January 31, 2004.

Note 3—Segment Information

        All of our worldwide operating units have similar economic characteristics, attributes, products, distribution channels and customers. As a result, we aggregate our operating units into a single operating segment related to the manufacturing, distribution and servicing of material handling load engagement products primarily for the lift truck industry. Revenues and operating results are classified according to the region of origin. Identifiable assets are attributed to the geographic location in which they are located. Net sales, operating income and identifiable assets by geographic region were as follows (in thousands):

	North America	Europe	Asia Pacific	Eliminations	Consolidated
For the three months ended July 31, 2004
Sales to unaffliated customers	$49,028	$29,485	$13,863	$—	$92,376
Transfers between areas	5,411	521	11	(5,943)	—

Net sales	$54,439	$30,006	$13,874	$(5,943)	$92,376

Operating income	$8,377	$219	$2,522		$11,118
Identifiable assets	$166,438	$99,082	$43,506		$309,026
For the three months ended July 31, 2003
Sales to unaffliated customers	$45,297	$18,921	$11,415	$—	$75,633
Transfers between areas	4,363	290	11	(4,664)	—

Net sales	$49,660	$19,211	$11,426	$(4,664)	$75,633

Operating income (loss)	$7,783	$(157)	$2,045		$9,671
Identifiable assets	$155,398	$89,098	$32,474		$276,970

For the six months ended July 31, 2004
Sales to unaffliated customers	$99,622	$56,904	$29,379	$—	$185,905
Transfers between areas	11,066	1,312	33	(12,411)	—

Net sales	$110,688	$58,216	$29,412	$(12,411)	$185,905

Operating income	$18,046	$970	$5,420		$24,436
For the six months ended July 31, 2003
Sales to unaffliated customers	$85,810	$37,681	$21,076	$—	$144,567
Transfers between areas	8,055	706	15	(8,776)	—

Net sales	$93,865	$38,387	$21,091	$(8,776)	$144,567

Operating income	$14,025	$497	$3,211		$17,733

        The breakdown of goodwill by geographic region at July 31, 2004 and January 31, 2004 is provided in the table below (in thousands). The change in balances between periods is entirely due to fluctuations in foreign currencies.

	July 31 2004	January 31 2004
North America	$56,447	$56,612
Europe	9,161	9,154
Other	3,164	3,149

	$68,772	$68,915

Note 4—Marketable Securities

        Marketable securities consist primarily of asset-backed notes issued by various state agencies throughout the United States and guaranteed by the United States or state governments or agencies. The specific identification method is used to determine the cost of securities sold. There are no realized or unrealized gains or losses related to these notes. The notes are long-term instruments maturing through 2031; however, the interest rates and maturities are reset approximately every month, at which time we can sell the notes. Accordingly, we have classified the notes as current assets in our consolidated balance sheet.

        Unrealized gain on investments recorded as accumulated comprehensive income relates to publicly traded common stock received in the demutualization of an insurance company. The shares were issued to a trust under a terminated benefit plan which had purchased annuities from the insurance company in 1997. The trust provides that remaining assets after satisfaction of all obligations are to be paid to the Company. The market value of the shares at July 31, 2004 was approximately $950,000.

Note 5—Inventories

        Inventories stated at the lower of average cost or market are presented below by major class (in thousands).

	July 31 2004	January 31 2004
Finished goods and components	$23,809	$23,490
Work in process	1,151	1,251
Raw materials	13,875	11,612

	$38,835	$36,353

Note 6—Stock Based Compensation

        We account for our stock-based employee compensation under Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," which permits the use of intrinsic value accounting. No stock-based employee compensation expense related to stock options is reflected in net income, as all options granted had an exercise price equal to the market price of the underlying common stock on the date of grant.

        Our shareholders approved the Cascade Corporation Stock Appreciation Rights Plan (SARS Plan) in May 2004. The SARS Plan provides for the award of stock appreciation rights (SARS) to key executives and directors. The SARS provide the holder the right to receive an amount, payable in our common shares, equal to the excess of the market value of our common shares on the date of exercise over the base price established by our Board of Directors' Compensation Committee at the time the right was granted. The base price may not be less than the market price of our common shares on the date of grant.

        Under FIN 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," SARS are accounted for under variable plan accounting. Accordingly, we record deferred compensation as a reduction of shareholders' equity, equal to the excess of the market value of our common shares on the balance sheet date or date of exercise over the base price at the date of grant. The deferred compensation is amortized to expense over the vesting period based on the periods in which the executives and directors perform services. On May 26, 2004, the Board of Directors awarded 453,000 SARS which vest over four years. Stock-based employee compensation of $340,000 was recognized as amortization expense related to the SARS for the quarter ended July 31, 2004. Unamortized deferred compensation recorded as a reduction of shareholders' equity at July 31, 2004 was $3.3 million.

        We have adopted disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123." The following table illustrates the effect on net income applicable to common shareholders and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, expect per share amounts):

	Three Months Ended July 31		Six Months Ended July 31
	2004	2003	2004	2003
Net income applicable to common shareholders—as reported	$6,502	$5,742	$14,712	$11,085
Add: SARS amortization, net of tax of $120	220	—	220	—

Net income excluding SARS amortization	6,722	5,742	14,932	11,085
Deduct: total stock-based employee compensation expense, net of income taxes of $117, $101, $233 and $203, determined under fair value based method	(302)	(216)	(604)	(431)

Net income applicable to common shareholders—pro forma	$6,420	$5,526	$14,328	$10,654

Basic earnings per share—as reported	$0.54	$0.48	$1.21	$0.94
Basic earnings per share—pro forma	$0.53	$0.46	$1.18	$0.90
Diluted earnings per share—as reported	$0.51	$0.47	$1.16	$0.91
Diluted earnings per share—pro forma	$0.50	$0.45	$1.13	$0.87

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

        It is reasonably possible that changes in estimates will occur in the near term and the related adjustments to environmental liabilities may have a material impact on our net income and operating cash flows. Unasserted claims are not currently reflected in our environmental liabilities. It is also reasonably possible that these changes or claims may also have a material impact on our net income and operating cash flows if asserted. We cannot estimate at this time the amount of any additional loss or range of loss that is reasonably possible.

        Our specific environmental matters consist of the following:

Fairview, Oregon

        In 1996, the Oregon Department of Environmental Quality issued two Records of Decision impacting our Fairview, Oregon manufacturing facility. The Records of Decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted at or near the facility since 1996 and current estimates provide for some level of activity to continue through 2027. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. We have a liability for the ongoing remediation activities at our Fairview facility of $7.9 million and $8.3 million at July 31, 2004 and January 31, 2004, respectively.

Springfield, Ohio

        In 1994, we entered into a consent order with the Ohio Environmental Protection Agency, which required the installation of remediation systems for the cleanup of groundwater contamination at our Springfield, Ohio facility. The current estimate is that the remediation activities will continue through 2010. We have a liability for ongoing remediation activities at our Springfield facility of $1.0 and $1.1 million at July 31, 2004 and January 31, 2004, respectively.

Insurance Litigation

        On April 22, 2002, the Circuit Court of the State of Oregon for Multnomah County entered judgment in our favor for approximately $1.6 million in an action originally brought in 1992 against several insurers to recover various expenses incurred in connection with environmental litigation and related proceedings. The judgment is against two non-settling insurers. Additionally the judgment requires one of the insurers to defend us in suits alleging liability because of groundwater contamination emanating from our Fairview, Oregon plant and requires the two insurers to pay approximately 4% of any liability imposed against us by judgment or settlement on or after March 1, 1997 on account of such contamination. We and our insurers have appealed the judgment. We have not recorded any amounts that may be recovered from the two insurers in our consolidated financial statements.

Lease Guarantee

        We sold our hydraulic cylinder division to Precision Hydraulic Cylinders, Inc. (Precision) on January 15, 2002. Under the terms of the sale, we assigned to Precision an operating lease related to a manufacturing facility in Beulaville, North Carolina. We are a guarantor on the lease in the event Precision fails to comply with the lease terms. The lease requires payments by Precision of approximately $21,000 per month through November 2007. In the event Precision defaults under the lease, we can seek to recover losses related to the guarantee by pursuing our remedies under agreements securing payment of amounts receivable from Precision. The maximum potential amount of future payments that we could be required to make under the guarantee using undiscounted cash flows was approximately $840,000 at July 31, 2004.

Note 8—Earnings Per Share

        The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended July 31		Six Months Ended July 31
	2004	2003	2004	2003
Basic earnings per share:
Net income	$6,502	$5,742	$14,712	$11,115
Preferred stock dividends	—	—	—	(30)

Net income applicable to common shareholders	$6,502	$5,742	$14,712	$11,085

Weighted average shares of common stock outstanding	12,146	11,995	12,125	11,795

	$0.54	$0.48	$1.21	$0.94
Diluted earnings per share:
Net income applicable to common shareholders	$6,502	$5,742	$14,712	$11,085
Preferred stock dividends	—	—	—	30

Net income	$6,502	$5,742	$14,712	$11,115

Weighted average shares of common stock outstanding	12,146	11,995	12,125	11,795
Assumed conversion of exchangeable preferred stock	—	3	—	203
Dilutive effect of stock options and appreciation rights	595	290	523	227

Diluted weighted average shares of common stock outstanding	12,741	12,288	12,648	12,225

	$0.51	$0.47	$1.16	$0.91

        Earnings per share is based on the weighted average number of common shares and potentially dilutive shares outstanding during the period, computed using the treasury stock method. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and stock appreciation rights, as well as the assumed conversion of exchangeable preferred stock. For the three month and six month periods ended July 31, 2003, 56 shares and 188 shares, respectively, of our unexercised stock options were excluded from the calculation of diluted earnings per share because they were antidilutive. No unexercised stock options were excluded from the calculation of diluted earnings per share for the three and six month periods ended July 31, 2004.

Note 9—Benefit Plans

        The following represents the net periodic cost related to our benefit plans (in thousands):

	Three months ended July 31		Three months ended July 31
	Defined Benefit		Postretirement Benefit
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$55	$50	$37	$41
Interest cost	110	107	137	157
Expected return on plan assets	(101)	(98)	—	—
Recognized net actuarial loss	29	56	145	113

Net periodic benefit cost	$93	$115	$319	$311

	Six months ended July 31		Six months ended July 31
	Defined Benefit		Postretirement Benefit
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$208	$100	$74	$82
Interest cost	219	214	274	314
Expected return on plan assets	(201)	(196)	—	—
Recognized net actuarial loss	57	112	290	226

Net periodic benefit cost	$283	$230	$638	$622

Note 10—Recent Accounting Pronouncements

        In January 2004, FASB Staff Position No. 106-1 (FSP 106-1), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" was issued. FSP 106-1 permitted the deferral of recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the accounting for post retirement health care plans under Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefactors Other Than Pensions," and in providing disclosure related to the plans required by SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." We elected the deferral provided by this FSP.

        In May 2004, the FASB issued Staff Position No. 106-2 (FSP 106-2), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. 106-2 discusses further the effect of the Act and supersedes FSP 106-1. FSP 106-2 considers the effect of the two new features introduced in the Act in determining our accumulated postretirement benefit obligation ("APBO") and net periodic post retirement benefit cost. The effect on the APBO will be accounted for as an actuarial experience gain to be amortized into income over the average remaining service period of plan participants. Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact period beginning after June 15, 2004. As previously disclosed, we have chosen to defer accounting for the measures of APBO and net periodic postretirement benefit costs until the third quarter of fiscal 2005. Our measures of APBO and net periodic pension costs as of and for the six months ended July 31, 2004 do not reflect the effect of the Act. We do not expect the adoption of FSP 106-2 to have a material impact on the Company's results of operations and financial condition.

        In March 2004, the FASB issued Emerging Issues Task Force Issue 03-6 (Issue 03-6), "Participating Securities and the Two-Class Method under FAS No. 128". Issue 03-6 provides guidance regarding the calculation of basic earnings per share by companies that have issued participating securities other than common stock. Issue 03-6 is effective for reporting periods beginning after March 31, 2004. The adoption of Issue 03-6 did not have an effect on the consolidated financial statements.

Note 11—Warranty Obligations

        We record a liability on our consolidated balance sheet for costs related to certain warranties with the sales of our products. This liability is estimated through historical customer claims, product failure rates, material usage and service delivery costs incurred in correcting a product failure. Our warranty obligations were as follows (in thousands):

	2004	2003
Beginning obligation, January 31	$1,610	$1,322
Accruals for warranties issued during the period	818	664
Accruals for pre-existing warranties	—	—
Settlements during the quarter	(715)	(527)

Ending obligation, July 31	$1,713	$1,459

Note 12—Accumulated Other Comprehensive Income (Loss)

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Unrealized Gain on Investment	Total
	(in thousands)
Balance at January 31, 2004	$3,340	$(2,309)	$—	$1,031
Translation adjustment	(2,883)	—	—	(2,883)
Unrealized gain on investment, net of tax	—	—	620	620

Balance at July 31, 2004	$457	$(2,309)	$620	$(1,232)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        All references to fiscal periods are defined as periods ending in the year ended January 31, 2004 (fiscal 2004) and the year ending January 31, 2005 (fiscal 2005).

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

COMPARISON OF SECOND QUARTER OF FISCAL 2005 AND FISCAL 2004

Consolidated Summary

        Net income for the second quarter of fiscal 2005 increased to $6.5 million ($0.51 per diluted share) from $5.7 million ($0.47 per diluted share) for the second quarter of fiscal 2004. Net sales for the second quarter of fiscal 2005 were $16.7 million or 22% greater than the second quarter of fiscal 2004. Excluding the effect of foreign currency fluctuations and acquisitions, net sales in North America, Europe and Asia Pacific grew 8%, 28% and 16%, respectively, in the second quarter of fiscal 2005 as compared to the same quarter of the prior year. The increased net sales largely reflected higher volumes of business in existing product lines in all geographic regions. The consolidated gross margin decreased from 33% in the second quarter of the prior year to 32% in the second quarter of the current year. The decrease was due primarily to higher steel prices, which were partially offset by price increases and better absorption of fixed costs due to the higher sales volumes. Selling and administrative costs increased by 17% in the second quarter of fiscal 2005 over the comparable quarter of the prior year. Excluding foreign currency changes and acquisitions, costs increased 9% over the second quarter of the prior year. The increase is primarily due to the implementation of Sarbanes-Oxley requirements, increased research and development expenses and costs for the continuing expansion of our marketing and customer service capabilities in China.

North America

	Quarter ended July 31
						Change %
	2004	%	2003	%	Change
	(in thousands)
Net sales	$49,028	100%	$45,297	100%	$3,731	8%
Cost of goods sold	30,092	61%	28,237	62%	1,855	7%

Gross profit	18,936	39%	17,060	38%	1,876	11%
Selling and administrative	10,184	21%	9,219	20%	965	10%
Amortization	375	1%	58	—	317	—

Operating income	$8,377	17%	$7,783	17%	$594	8%

        North America net sales were up $3.7 million or 8% in the second quarter of fiscal 2005 over the same quarter of fiscal 2004. Higher volumes of shipments from North American plants accounted for virtually all of the increase. Shipments benefited from a strong lift truck market in the second quarter of fiscal 2005 in comparison with the prior year. Price increases to date have sufficiently covered increases in steel costs. As in the first quarter of fiscal 2005, the relation between the U.S. dollar and the Euro in the second quarter of fiscal 2005 continued to be unfavorable for European imports into the U.S. market when compared to the same quarter of fiscal 2004.

        Historically, we have found that changes in the level of our net sales do not correspond directly to the percentage changes in lift truck industry shipments, but industry statistics do provide an indication of the direction of business activity. North American lift truck industry shipments in the second quarter of fiscal 2005 were 14% higher than the second quarter of fiscal 2004.

        Gross margins for the second quarter of fiscal 2005 in North America benefited from the contribution of additional shipment volumes. This added absorption and sales price increases more than offset the impact of increases in the cost of steel.

        Selling and administrative costs for the second quarter of fiscal 2005 increased 10% or $965,000 over the same quarter of the prior year. Implementation costs related to compliance with the requirements of Sarbanes-Oxley increased by $349,000. Research and development costs were $207,000 greater than the prior year and executive incentive costs were $143,000 higher than the prior year second quarter. The remainder of the increase related to miscellaneous costs.

        In May 2004 our shareholders approved a stock appreciation rights plan (SARS Plan), which provides for the award of stock appreciation rights (SARS) to key executives and directors. Our Proxy Statement, dated April 13, 2004, contains a detailed description of the terms of the SARS Plan. Amortization expense for the second quarter of fiscal 2005 increased by $340,000 due to SARS granted on May 26, 2004. The SARS Plan was not in effect during the second quarter of fiscal 2004.

Europe

	Quarter ended July 31
						Change %
	2004	%	2003	%	Change
	(in thousands)
Net sales	$29,485	100%	$18,921	100%	$10,564	56%
Cost of goods sold	23,656	80%	14,757	78%	8,899	60%

Gross profit	5,829	20%	4,164	22%	1,665	40%
Selling and administrative	5,484	19%	4,252	22%	1,232	29%
Amortization	126	—	69	—	57	—

Operating income (loss)	$219	1%	$(157)	(1)%	$376	—

        Net sales in Europe for the second quarter of fiscal 2005 increased $10.6 million or 56% over the same quarter of fiscal 2004. Of the increase, $5.3 million or 28% was primarily the result of increased shipments out of our European plants. This increase is due to added demand resulting from a strong European lift truck market in fiscal 2005. The changes in foreign currency rates, primarily the Euro and the British Pound, accounted for $1.6 million or 8% of the increase. The remaining increase relates to our acquisition in Italy during the third quarter of fiscal 2004, which accounted for $3.7 million or about 20% of the increase.

        Our fiscal 2005 second quarter sales in Europe have also been positively impacted by the insolvency of Falkenroth Foerdertechnik, a major German competitor. We are currently negotiating to acquire the assets of Falkenroth Foerdertchnik. If we are successful, the acquisition will likely be completed in the third quarter.

        Gross margins in Europe declined from 22% for the second quarter of fiscal 2004 to 20% for the second quarter of fiscal 2005. The two primary factors in this decrease were increased shipments of certain lower margin OEM products relative to total shipments, as well as increases in steel costs that were not sufficiently offset by customer price increases.

        Selling and administrative costs in Europe increased by $1.2 million or 29% for the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. The single largest contributor to this increase was selling and administrative costs of Roncari srl, which accounted for an increase of $686,000 or 16% in comparison with the second quarter of fiscal 2004. We acquired Roncari srl in October 2003. Changes in foreign currency rates accounted for $266,000 of additional selling and administrative costs or an increase of 6% over the prior year. Exclusive of acquisitions and foreign currency fluctuations, selling and administrative costs increased approximately $280,000 for the second quarter of fiscal 2005 as compared to the comparable period of fiscal 2004. The remainder of the increase was related to severance costs and other costs related to higher business levels during the second quarter of fiscal 2005 versus the same quarter of fiscal 2004. These increases were partially offset by a net reduction of lease expenses of $538,000. We reduced a lease loss accrual after the lease in question was resolved for a lower amount than had been anticipated.

Asia Pacific

	Quarter ended July 31
						Change %
	2004	%	2003	%	Change
	(in thousands)
Net sales	$13,863	100%	$11,415	100%	$2,448	21%
Cost of goods sold	9,277	67%	7,652	67%	1,625	21%

Gross profit	4,586	33%	3,763	33%	823	22%
Selling and administrative	2,058	15%	1,713	15%	345	20%
Amortization	6	—	5	—	1	20%

Operating income	$2,522	18%	$2,045	18%	$477	23%

        Asia Pacific net sales increased $2.4 million or 21% in the second quarter of fiscal 2005 over fiscal 2004. Excluding the effect of foreign currencies, net sales increased $1.8 million or 16%. Virtually all of the Asia Pacific markets experienced strong sales results during the second quarter, with China posting the strongest growth.

        Gross margins in the Asia Pacific region remained constant at 33% in the second quarter of fiscal 2005 when compared to the same quarter of the prior year.

        Selling and administrative costs in the Asia Pacific region increased $345,000 for the second quarter of fiscal 2005 as compared to fiscal 2004. Foreign currency fluctuations accounted for $133,000 of this change. The remainder of the increase was due to continued expansion of our marketing and engineering efforts in China.

Non-Operating Items

        Interest income decreased approximately $155,000 from the second quarter of fiscal 2004 to the second quarter of fiscal 2005. This was due primarily to payment in full of the Precision Hydraulic Cylinders, Inc. note receivable during the third quarter of fiscal 2004.

        Interest expense was approximately $247,000 or 21% lower in the second quarter of fiscal 2005 as compared to the same quarter of fiscal 2004. Total borrowings at July 31, 2004 were $10.8 million lower than July 31, 2003 due to scheduled debt payments in the fourth quarter of fiscal 2004. See "Financial Condition and Liquidity" for additional discussion of debt levels and payments.

        Other expense related primarily to net losses on foreign currency translation in the second quarter of fiscal 2005 and fiscal 2004.

        The effective tax rate increased from 32% in the second quarter of fiscal 2004 to 36% in the current quarter. This was primarily due to a decrease in benefits of international financing activities and the recording of valuation allowances on certain deferred tax assets in Europe. The effective rate in the second quarter was up slightly from the 35% effective rate in the first quarter of fiscal 2005.

COMPARISON OF THE FIRST SIX MONTHS OF FISCAL 2005 AND FISCAL 2004

Consolidated Summary

        Net income for the first six months of fiscal 2005 increased to $14.7 million ($1.16 per diluted share) from $11.1 million ($0.91 per diluted share) for the first six months of fiscal 2004. The largest contributor to the increased net income was a higher volume of business in all geographic regions. Net sales for the first six months of fiscal 2005 increased by $41.3 million or 29% over the comparable period of fiscal 2004. Excluding the effect of foreign currency fluctuations and acquisitions, net sales in North America, Europe and Asia Pacific grew 15%, 17% and 30%, respectively, in the first six months of fiscal 2005 as compared to the same period of the prior year. Gross margin for the first six months of fiscal 2005 of 33% was unchanged from the prior year. Steel price increases and lower margin product mix in Europe reduced margins; but this was offset by improved margins in North America and Asia Pacific. Selling and administrative costs increased by 20% in the first six months of fiscal 2005 over the comparable period of the prior year. Excluding foreign currency changes and acquisitions, costs increased 10% over the comparable prior year period. The primary drivers of this increase were research and development and engineering costs, Sarbanes-Oxley implementation costs, executive incentive compensation, severance costs in Europe and Canada, costs related to expansion efforts in China and additional warranty costs related to new product introductions.

North America

	Six months ended July 31
						Change %
	2004	%	2003	%	Change
	(in thousands)
Net sales	$99,622	100%	$85,810	100%	$13,812	16%
Cost of goods sold	60,730	61%	53,671	63%	7,059	13%

Gross profit	38,892	39%	32,139	37%	6,753	21%
Selling and administrative	20,436	21%	18,000	21%	2,436	14%
Amortization	410	—	114	—	296	—

Operating Income	$18,046	18%	$14,025	16%	$4,021	29%

        North America net sales were up $13.8 million or 16% in the first six months of fiscal 2005 over the same period of fiscal 2004 primarily due to higher volumes of shipments. Price increases contributed to a lesser extent to the increase.

        Historically, we have found that changes in the level of our net sales do not correspond directly to the percentage changes in lift truck industry shipments, but industry statistics do provide an indication of the direction of business activity. North American lift truck industry shipments for the first six months of fiscal 2005 as compared to the first six months of fiscal 2004 increased 10%.

        Gross margins for the first six months of fiscal 2005 in North America benefited from the contribution of additional unit volume through the plants, absorbing more fixed costs than in the first six months of the prior year. In addition, price increases to date have kept pace with increases in the cost of steel. The net result was a 2% improvement in the margin, from 37% for the first six months in fiscal 2004 to 39% for the same period in fiscal 2005.

        Selling and administrative costs for the first six months of fiscal 2005 increased 14% or $2.4 million over the same period of the prior year. Implementation costs related to the requirements of Sarbanes-Oxley increased by $778,000. Research and development and engineering costs were $498,000 greater than the prior year, and executive incentive compensation costs increased $143,000 over the first six months of the prior year. Foreign currency fluctuations increased selling and administrative costs by $170,000 during the first six months of fiscal 2005. The remaining increase related to miscellaneous costs and a general increase in business levels.

        Amortization expense increased by $340,000 for the first six months of fiscal 2005 due to stock appreciation rights granted in May 2004.

Europe

	Six months ended July 31
						Change %
	2004	%	2003	%	Change
	(in thousands)
Net sales	$56,904	100%	$37,681	100%	$19,223	51%
Cost of goods sold	44,888	79%	28,832	77%	16,056	56%

Gross profit	12,016	21%	8,849	23%	3,167	36%
Selling and administrative	10,823	19%	8,280	22%	2,543	31%
Amortization	223	—	72	—	151	—

Operating income	$970	2%	$497	1%	$473	95%

        Net sales in Europe for the first six months of fiscal 2005 increased $19.2 million or 51% over the same period of fiscal 2004. The changes in foreign currency rates, primarily the Euro and the British Pound, accounted for $4.6 million or 12% of the increase. The acquisition of Roncari srl in Italy during fiscal 2004 accounted for $8.4 million or about 22% of the increase. The remaining increase of $6.2 million or 17% was the result of increased shipments out of our European plants.

        Gross margins in Europe declined from 23% for the first six months of fiscal 2004 to 21% for the first six months of fiscal 2005. The two primary factors contributing to this decrease were increased shipments of certain lower margin OEM products relative to total shipments, as well as increases in steel costs that were not sufficiently offset by price increases.

        Selling and administrative costs in Europe increased by $2.5 million or 31% for the first six months of fiscal 2005 as compared to the first six months of fiscal 2004. Selling and administrative costs of acquired companies accounted for $1.5 million or 18% of the increase during the first six months of fiscal 2005. Changes in foreign currency rates accounted for $848,000 or 10% of the increase. Exclusive of acquisitions and foreign currency fluctuations, selling and administrative costs increased by $188,000 for the first six months of fiscal 2005 as compared to fiscal 2004. Additional severance costs were $125,000. Warranty cost increases related to new product introductions were $218,000. The amounts were partially offset by a net reduction of lease expenses of $538,000. We reduced a lease loss accrual after the lease in question was resolved for a lower amount than had been anticipated.

Asia Pacific

	Six months ended July 31
						Change %
	2004	%	2003	%	Change
	(in thousands)
Net sales	$29,379	100%	$21,076	100%	$8,303	39%
Cost of goods sold	19,560	67%	14,367	68%	5,193	36%

Gross profit	9,819	33%	6,709	32%	3,110	46%
Selling and administrative	4,385	15%	3,488	17%	897	26%
Amortization	14	—	10	—	4	40%

Operating income	$5,420	18%	$3,211	15%	$2,209	69%

        Asia Pacific net sales increased $8.3 million or 39% in the first six months of fiscal 2005 over fiscal 2004. Excluding the effect of foreign currencies, net sales increased $6.3 million or 30%. The increase was due to the general strength of the economies in all markets.

        Gross margins in the Asia Pacific region increased slightly to 33% for the first six months of fiscal 2005 as compared to 32% in the same period of the prior year.

        Selling and administrative costs in the Asia Pacific region increased $897,000 for the first six months of fiscal 2005 as compared to fiscal 2004. Foreign currency fluctuations accounted for $373,000 of the increase. The remainder of the increase was due to expansion of marketing and engineering efforts in China.

Non-Operating Items

        Interest income decreased approximately $326,000 from the first six months of fiscal 2004 to the first six months of fiscal 2005. This was due primarily to payment in full of the Precision note receivable during the third quarter of fiscal 2004.

        Interest expense was approximately $508,000 or 22% lower in the first six months of fiscal 2005 as compared to the same period of fiscal 2004. Total borrowings at the end of July 2004 were $10.8 million lower than the same period of the prior year due to scheduled debt payments in the fourth quarter of fiscal 2004. See "Financial Condition and Liquidity" for additional discussion of debt levels and payments.

        Other expense in the first six months of fiscal 2005 related primarily to miscellaneous expenses. We maintain a foreign currency risk management strategy to mitigate the impact of unanticipated fluctuations in earnings caused by changes in foreign currency exchange rates. Other income of $399,000 in the first six months of fiscal 2004 related to the gain on the sale of a building in Germany, the elimination of remaining liabilities from the sale of our cylinder division and net losses on foreign currency translation.

        The effective tax rate increased from 32% in the first six months of fiscal 2004 to 35% in the current period. This was primarily due to a decrease in benefits of international financing activities and an increase in the recording of valuation allowances on deferred tax assets in Europe.

CASH FLOWS

        The statements of cash flows reflect the changes in cash and cash equivalents for the six months ended July 31, 2004 and July 31, 2003 by classifying transactions into three major categories of activities: operating, investing and financing.

Operating

        Our main source of liquidity is cash generated from operating activities. This consists of net income adjusted for noncash operating items such as depreciation and amortization, losses and gains on disposition of assets, deferred income taxes, and changes in operating assets and liabilities.

        Net cash provided by operating activities from continuing operations was $17.9 million in first six months of fiscal 2005 compared to $14.7 million for the same period in fiscal 2004. The increase in fiscal 2005 was due to higher levels of net income, depreciation and amortization as well as increases in accounts payable and accrued expenses. This increase was partially offset by changes in other operating accounts, primarily accounts receivables, inventories and prepaid expenses.

Investing

        The principal recurring investing activities are capital expenditures. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Capital expenditures were $6.6 million and $5.2 million in the first six months of fiscal 2005 and 2004, respectively. We expect capital expenditures in the rest of fiscal 2005 to approximate depreciation expense. Depreciation expense for the first six months in fiscal 2005 and fiscal 2004 was $6.8 million and $6.0 million, respectively.

        Marketable securities at July 31, 2004 consist primarily of asset-backed notes issued by various state agencies throughout the United States and guaranteed by United States or state governments and agencies. The notes are long-term instruments maturing through 2031; however, the interest rates and maturities are reset approximately every month, at which time we can sell the notes. Tax-free interest rates on the notes ranged from 0.9% to 1.4% per annum. Net purchases of marketable securities were $7.3 million and $4.8 million in the first six months of fiscal 2005 and fiscal 2004, respectively.

Financing

        The issuance of common stock related to the exercise of stock options generated $1.1 million of cash for the first six months in fiscal 2005.

        We declared dividends totaling $0.22 and $0.20 per share during the first six months of fiscal 2005 and 2004, respectively.

FINANCIAL CONDITION AND LIQUIDITY

        Our working capital at July 31, 2004 was $95.0 million as compared to $81.7 million at January 31, 2004. Our current ratio at July 31, 2004 was 2.68 to 1 as compared to 2.59 to 1 at January 31, 2004.

        Total outstanding debt, including notes payable to banks and capital leases, at July 31, 2004 was $52.7 million in comparison with $53.9 million at January 31, 2004. Our debt to equity ratio improved to .27 to 1 at July 31, 2004 from .29 to 1 at January 31, 2004. Our debt agreements contain covenants relating to net worth and leverage ratios. Borrowing arrangements currently in place with commercial banks provide lines of credit totaling $35 million, of which $1.8 million was used to issue letters of credit. The average interest rate on notes payable to banks was 4.2% at July 31, 2004 and 2.8% at January 31, 2004.

        We believe that our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditure and debt retirement requirements for fiscal 2005.

OTHER MATTERS

        The unrealized gain on investments recorded as accumulated comprehensive income relates to common stock we received from the demutualization of an insurance company. We had previously purchased investments from the insurance company, which entitled us to the receipt of the shares.

        During fiscal 2004, the holder of our exchangeable preferred stock exchanged 600,000 shares of exchangeable preferred stock for 600,000 shares of common stock. This non-cash transaction resulted in a reclassification of $8.2 million from exchangeable preferred stock into common stock and additional paid-in capital and had no effect on earnings per share. No exchangeable preferred stock remained outstanding at July 31, 2004 and January 31, 2004.

        The U.S. dollar weakened in the second quarter of fiscal 2005 in comparison to most foreign currencies used by our significant foreign operations. As a result, foreign currency translation adjustments increased shareholders' equity by $2.6 million in the second quarter of fiscal 2005. The primary currencies driving the increase in shareholders' equity were the Euro and the Canadian dollar. During the first six months of fiscal 2005, the U.S. dollar strengthened against most currencies, decreasing shareholders' equity by $2.9 million from January 31, 2004 to July 31, 2004.

OFF BALANCE SHEET ARRANGEMENTS

        At July 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2004, FASB Staff Position No. 106-1 (FSP 106-1), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" was issued. FSP 106-1 permitted the deferral of recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the accounting for post retirement health care plans under Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefactors Other Than Pensions," and in providing disclosure related to the plans required by SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." We elected the deferral provided by this FSP.

        In May 2004, the FASB issued Staff Position No. 106-2 (FSP 106-2), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. 106-2 discusses further the effect of the Act and supersedes FSP 106-1. FSP 106-2 considers the effect of the two new features introduced in the Act in determining our accumulated postretirement benefit obligation ("APBO") and net periodic post retirement benefit cost. The effect on the APBO will be accounted for as an actuarial experience gain to be amortized into income over the average remaining service period of plan participants. Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact period beginning after June 15, 2004. As previously disclosed, we have chosen to defer accounting for the measures of APBO and net periodic postretirement benefit costs until the third quarter of fiscal 2005. Our measures of APBO and net periodic pension costs as of and for the six months ended July 31, 2004 do not reflect the effect of the Act. We do not expect the adoption of FSP 106-2 to have a material impact on our results of operations and financial condition.

        In March 2004, the FASB issued Emerging Issues Task Force Issue 03-6 (Issue 03-6), "Participating Securities and the Two-Class Method under FAS No. 128". Issue 03-6 provides guidance regarding the calculation of basic earnings per share by companies that have issued participating securities other than common stock. Issue 03-6 is effective for reporting periods beginning after March 31, 2004. The adoption of Issue 03-6 did not have an effect on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rate and interest rate fluctuations. A significant portion of our revenues and expenses are denominated in foreign currencies. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of the foreign currencies in relation to the U.S. dollar. The table below illustrates the hypothetical increase in net sales for the second quarter of fiscal 2005 resulting from a 10% weaker U.S. dollar during the entire quarter, measured against foreign currencies that affect our operations (in millions):

Euro	$2.2
Canadian dollar	$0.6
British pound	$0.7
Other currencies with net sales less than 5% of consolidated net sales	$1.0

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

        A majority of our products are manufactured using steel as a primary raw material and steel based components as purchased parts. As such, our cost of goods sold is sensitive to fluctuations in steel prices, either directly through the purchase of steel as raw material or indirectly through the purchase of steel based components. Presuming that the full impact of commodity steel cost increases is reflected in all steel and steel based component purchases, we estimate our gross margin percentage sensitivity to be approximately 0.3% for each 1.0% increase in commodity steel cost without offsetting sales price increases. For example, if the price of commodity steel increases 1.0%, and the full impact of that increase is reflected in all raw material and component purchases, the net decrease in the gross margin percentage would be approximately 0.3%. Based on our statement of income for the quarter ended July 31, 2004, a 1% increase in commodity steel costs without offsetting sales price increases would have decreased consolidated gross profit by approximately $250,000.

        To date we have been able to mitigate the effect of a portion of the steel cost increases on our gross margins. This has been done through price increases and cost reductions. We are anticipating additional increases in steel costs during future quarters. We intend to continue our efforts in the coming months to mitigate the full impact of any of these steel cost increases. It should be noted that there may be some time lag between the absorption of the steel cost increases and realizing the offsetting benefits of the mitigating measures. It should also be noted that there is no assurance that we can fully mitigate all future steel cost increases through price increases and other measures. In addition, actual cost increases from steel suppliers could differ from cost increases that have been previously communicated to us.

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

        Substantially all of our debt at July 31, 2004 has a fixed interest rate. Any additional payments to prepay scheduled amounts of debt are subject to penalties. At July 31, 2004, the penalties to retire all of our long-term debt were $4.8 million. A hypothetical immediate increase in market interest rates by 1% would decrease the fair value of our long-term debt outstanding at July 31, 2004 by $900,000.

Item 4. Controls and Procedures

        As of July 31, 2004, the end of the period covered by this report, the Company reviewed and evaluated, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) of the Securities and Exchange Act of 1934 (Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There were no changes in the Company's internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        At our Annual Meeting of Shareholders, held May 26, 2004, the following matters were submitted to a vote of common shareholders:

        Election of directors:

Nominee	Votes For	Votes Withheld
Nicholas R. Lardy, Ph.D	11,214,258	177,742
James S. Osterman	8,993,150	2,398,850
Nancy A. Wilgenbusch, Ph.D	8,646,666	2,745,334

        Shareholder Proposal:

Proposal	Votes For	Votes Against	Abstain
Approval of the Cascade Corporation Stock Appreciation Rights Plan	9,279,184	735,389	16,248

Item 5. Other Information

        None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer of Cascade Corporation.
31.2	Certification of Chief Financial Officer of Cascade Corporation.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE CORPORATION
September 9, 2004
/s/ RICHARD S. ANDERSON Richard S. Anderson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

Forward-Looking Statements
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
CASCADE CORPORATION CONSOLIDATED STATEMENTS OF INCOME (Unaudited—in thousands, except per share amounts)
CASCADE CORPORATION CONSOLIDATED BALANCE SHEETS (Unaudited—in thousands, except per share amounts)
CASCADE CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited—in thousands, except per share amounts)
CASCADE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited—in thousands)
CASCADE CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
COMPARISON OF SECOND QUARTER OF FISCAL 2005 AND FISCAL 2004
COMPARISON OF THE FIRST SIX MONTHS OF FISCAL 2005 AND FISCAL 2004
CASH FLOWS
FINANCIAL CONDITION AND LIQUIDITY
OTHER MATTERS
OFF BALANCE SHEET ARRANGEMENTS
RECENT ACCOUNTING PRONOUNCEMENTS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES