Form 10-Q
period 2004-10-31
CASCADE CORP
filed 2004-12-10
CIK 18061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2004
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

                The number of shares outstanding of the registrant’s common stock as of November 29, 2004 was 12,200,722.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited—in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31		October 31
	2004	2003	2004	2003
Net sales	$96,342	$75,772	$282,246	$220,338
Cost of goods sold	65,458	50,948	190,635	147,817
Gross profit	30,884	24,824	91,611	72,521

Selling and administrative expenses	17,631	15,806	53,275	45,575
Amortization	682	117	1,330	313
Insurance litigation recovery	(1,300)	—	(1,300)	—
Environmental expense	155	—	155	—

Operating income	13,716	8,901	38,151	26,633
Interest expense	934	1,165	2,758	3,496
Interest income	(144)	(234)	(364)	(779)
Other (income) expenses	516	126	574	(273)
Gain on sale of investment	(1,044)	—	(1,044)	—

Income before provision for income taxes	13,454	7,844	36,227	24,189
Provision for income taxes	4,763	2,752	12,824	7,982
Net income	8,691	5,092	23,403	16,207
Dividends paid on preferred shares of subsidiary	—	—	—	(30)
Net income applicable to common shareholders	$8,691	$5,092	$23,403	$16,177

Basic earnings per share	$0.71	$0.42	$1.93	$1.36
Diluted earnings per share	$0.68	$0.41	$1.84	$1.31

Basic weighted average shares outstanding	12,195	12,054	12,149	11,882
Diluted weighted average shares outstanding	12,799	12,534	12,705	12,335

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited—in thousands, except per share amounts)

	October 31	January 31
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$34,983	$25,584
Marketable securities	7,342	6,002
Accounts receivable, less allowance for doubtful accounts of $1,889 and $2,023	68,955	57,871
Inventories	41,661	36,353
Deferred income taxes	3,020	2,542
Income taxes receivable	—	142
Prepaid expenses and other	5,485	4,626
Total current assets	161,446	133,120
Property, plant and equipment, net	81,608	75,244
Goodwill	74,568	68,915
Deferred income taxes	9,663	9,703
Other assets	5,099	5,837
Total assets	$332,384	$292,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$2,039	$2,805
Current portion of long-term debt	12,858	13,018
Accounts payable	21,047	17,904
Accrued payroll and payroll taxes	6,821	6,815
Accrued environmental expenses	794	847
Other accrued expenses	18,547	10,011
Total current liabilities	62,106	51,400
Long-term debt	37,932	38,111
Accrued environmental expenses	8,144	8,551
Deferred income taxes	2,458	1,441
Other liabilities	10,430	9,628
Total liabilities	121,070	109,131

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $.50 par value, 20,000 authorized shares; 12,201 and 12,102 shares issued and outstanding	6,100	6,051
Additional paid-in capital	16,599	11,111
Unamortized deferred compensation	(3,012)	—
Retained earnings	184,886	165,495
Accumulated other comprehensive income	6,741	1,031

Total shareholders’ equity	211,314	183,688
Total liabilities and shareholders’ equity	$332,384	$292,819

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited—in thousands, except per share amounts)

						Accumulated
			Additional	Unamortized		Other	Annual
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Income	Income
Balance at January 31, 2004	12,102	$6,051	$11,111	$—	$165,495	$1,031	—

Net income	—	—	—	—	23,403	—	23,403
Dividends ($0.33 per share)	—	—	—	—	(4,012)	—	—
Common stock issued	99	49	1,257	—	—	—	—
Tax benefit from exercise of stock options	—	—	358	—	—	—	—
Deferred compensation from stock appreciation rights	—	—	3,873	(3,873)	—	—	—
Amortization of deferred compensation	—	—	—	861	—	—	—
Translation adjustment	—	—	—	—	—	5,710	5,710

Balance at October 31, 2004	12,201	$6,100	$16,599	$(3,012)	$184,886	$6,741	$29,113

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited—in thousands)

	For the Nine Months Ended
	October 31
	2004	2003
Cash flows from operating activities:
Net income	$23,403	$16,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,672	9,202
Amortization of deferred compensation	861	-
Deferred income taxes	(331)	736
Gain on disposition of assets	(76)	(71)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(11,212)	(10,044)
Inventories	(3,704)	622
Prepaid expenses and other	(859)	108
Accounts payable and accrued expenses	3,149	988
Current income taxes payable and receivable	3,957	3,954
Other liabilities	2,922	2,814
Net cash provided by operating activities	28,782	24,516

Cash flows from investing activities:
Capital expenditures	(9,710)	(8,835)
Purchase of marketable securities, net	(2,384)	(17,228)
Proceeds from sale of investment	1,044	-
Business acquisitions	(4,710)	(11,173)
Proceeds from sale of assets	275	819
Other assets	269	(377)
Proceeds from notes receivable	—	9,556
Net cash used in investing activities	(15,216)	(27,238)

Cash flows from financing activities:
Cash dividends paid	(4,012)	(3,606)
Payments on long-term debt and capital leases	(338)	(63)
Notes payable to banks, net	(766)	(130)
Common stock issued under stock option plan	1,306	1,094
Net cash used in financing activities	(3,810)	(2,705)

Effect of exchange rate changes	(357)	1,499

Change in cash and cash equivalents	9,399	(3,928)

Cash and cash equivalents at beginning of period	25,584	29,501

Cash and cash equivalents at end of period	$34,983	$25,573

Supplemental disclosure of noncash information:

See Note 10 to consolidated financial statements.

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

Note 2—Interim Financial Information

                The accompanying consolidated financial statements for the interim periods ended October 31, 2004 and 2003 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included on Form 10-K in our Annual Report for the fiscal year ended January 31, 2004.

Note 3—Segment Information

                All of our worldwide operating units have similar economic characteristics, attributes, products, distribution channels and customers. As a result, we aggregate our operating units into a single operating segment related to the manufacturing, distribution and servicing of material handling load engagement products primarily for the lift truck industry. Revenues and operating results are classified according to the region of origin. Property, plant and equipment are attributed to the geographic location in which they are located. Net sales, operating income and property, plant and equipment by geographic region were as follows (in thousands):

For the three months ended October 31, 2004
	North America	Europe	Asia Pacific	Eliminations	Consolidated
Sales to unaffliated customers	$53,898	$27,614	$14,830	$—	$96,342
Transfers between areas	4,571	203	16	(4,790)	—
Net sales	$58,469	$27,817	$14,846	$(4,790)	$96,342
Operating income	$11,299	$(487)	$2,904		$13,716
Property, plant and equipment	$36,418	$40,337	$4,853		$81,608

For the three months ended October 31, 2003

Sales to unaffliated customers	$44,167	$19,443	$12,162	$—	$75,772
Transfers between areas	4,327	475	5	(4,807)	—
Net sales	$48,494	$19,918	$12,167	$(4,807)	$75,772
Operating income (loss)	$6,928	$(478)	$2,451		$8,901
Property, plant and equipment	$35,737	$31,428	$4,406		$71,571

For the nine months ended October 31, 2004
	North America	Europe	Asia Pacific	Eliminations	Consolidated
Sales to unaffliated customers	$153,520	$84,517	$44,209	$—	$282,246
Transfers between areas	15,637	1,515	49	(17,201)	—
Net sales	$169,157	$86,032	$44,258	$(17,201)	$282,246
Operating income	$29,343	$483	$8,325		$38,151

For the nine months ended October 31, 2003

Sales to unaffliated customers	$129,977	$57,123	$33,238	$—	$220,338
Transfers between areas	12,382	1,182	20	(13,584)	—
Net sales	$142,359	$58,305	$33,258	$(13,584)	$220,338
Operating income	$20,951	$20	$5,662		$26,633

                The breakdown of goodwill by geographic region at October 31, 2004 and January 31, 2004 is provided in the table below (in thousands). The change in balances between periods is entirely due to fluctuations in foreign currencies.

	October 31	January 31
	2004	2004
North America	$60,593	$56,612
Europe	10,823	9,154
Other	3,152	3,149
	$74,568	$68,915

Note 4—Marketable Securities

                Marketable securities consist primarily of asset-backed notes issued by various state agencies throughout the United States and guaranteed by state governments or agencies. The specific identification method is used to determine the cost of securities sold. There were no realized or unrealized gains or losses related to these notes. The notes are long-term instruments maturing through 2031; however, the interest rates and maturities are reset approximately every month, at which time we can sell the notes. Accordingly, we have classified the notes as current assets in our consolidated balance sheet.

Note 5—Gain on Sale of Investment

                During the three months ended October 31, 2004, a trust under a U.S. defined benefit plan we terminated in 1997 sold publicly traded common stock received in a demutualization of an insurance company.  The trust purchased annuities from the insurance company prior to the termination of the plan.  The sale resulted in a gain of approximately $1.0 million and proceeds in the same amount, which were available for reversion to the Company.  We contributed $324,000 of the proceeds directly to a defined contribution plan maintained for the benefit of all U.S. employees.  The $324,000 contribution is included in selling and administrative expenses.  We will retain the balance of the proceeds.  We hold no shares of publicly traded common stock at October 31, 2004.

Note 6—Inventories

                Inventories stated at the lower of average cost or market are presented below by major class (in thousands).

	October 31	January 31
	2004	2004
Finished goods and components	$28,403	$23,490
Work in process	745	1,251
Raw materials	12,513	11,612
	$41,661	$36,353

Note 7—Stock-Based Compensation

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

                Our shareholders approved the Cascade Corporation Stock Appreciation Rights Plan (SARS Plan) in May 2004. The SARS Plan provides for the award of stock appreciation rights (SARS) to key executives and directors. The SARS provide the holder the right to receive an amount, payable in our common shares, equal to the excess of the market value of our common shares on the date of exercise over the base price established by our Board of Directors’ Compensation Committee at the time the right was granted. The base price may not be less than the market price of our common shares on the date of grant.

                Under FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” SARS are accounted for under variable plan accounting. Accordingly, we record deferred compensation as a reduction of shareholders’ equity, equal to the excess of the market value of our common shares on the balance sheet date or date of exercise over the base price at the date of grant. The deferred compensation is amortized to expense over the vesting period based on the periods in which the executives and directors perform services. On May 26, 2004, the Board of Directors awarded 453,000 SARS which vest over four years. Stock-based employee compensation of $520,000 and $861,000 was recognized as amortization expense related to the SARS for the three and nine month periods ended October 31, 2004, respectively. Unamortized deferred compensation recorded as a reduction of shareholders’ equity at October 31, 2004 was $3.0 million.

                We have adopted disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” The following table illustrates the effect on net income applicable to common shareholders and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, expect per share amounts):

	Three Months Ended October 31		Nine Months Ended October 31
	2004	2003	2004	2003
Net income applicable to common shareholders - as reported	$8,691	$5,092	$23,403	$16,177
Add: SARS amortization, net of income taxes of $184 and $305	$336	—	$556	—
Net income excluding SARS amortization	9,027	5,092	23,959	16,177
Deduct: total stock-based compensation, net of income taxes of $116, $97, $348 and $122,determined under fair value based method	(297)	(180)	(891)	(247)
Net income applicable to common shareholders - pro forma	$8,730	$4,912	$23,068	$15,930

Basic earnings per share - as reported	$0.71	$0.42	$1.93	$1.36
Basic earnings per share - pro forma	$0.72	$0.41	$1.90	$1.34
Diluted earnings per share - as reported	$0.68	$0.41	$1.84	$1.31
Diluted earnings per share - pro forma	$0.68	$0.39	$1.82	$1.29

Note 8—Contingencies

Environmental Matters

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

                Our specific environmental matters consist of the following:

Fairview, Oregon

                In 1996, the Oregon Department of Environmental Quality issued two Records of Decision impacting our Fairview, Oregon manufacturing facility. The Records of Decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted at or near the facility since 1996 and current estimates provide for some level of activity to continue through 2027. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. We have a liability for the ongoing remediation activities at our Fairview facility of $7.7 million and $8.3 million at October 31, 2004 and January 31, 2004, respectively.

Springfield, Ohio

                In 1994, we entered into a consent order with the Ohio Environmental Protection Agency, which required the installation of remediation systems for the cleanup of groundwater contamination at our Springfield, Ohio facility. The current estimate is that the remediation activities will continue through 2010. We have a liability for ongoing remediation activities at our Springfield facility of $1.1 and $1.1 million at October 31, 2004 and January 31, 2004, respectively.  During the three months ended October 31, 2004, we recorded $155,000 of additional environmental expenses related to changes in remediation activities.  These changes were based on a reevaluation of the prior remediation plan after regularly scheduled meetings with the Ohio Environmental Protection Agency.

Insurance Litigation

On April 22, 2002, the Circuit Court of the State of Oregon for Multnomah County entered judgment in our favor for approximately $1.6 million against two non-settling insurers in an action originally brought in 1992 against several insurers to recover various expenses incurred in connection with environmental litigation and related proceedings.  The Company and the two insurers appealed the judgment.  On October 22, 2004, we received a settlement  of $1.3 million from one of the two  insurers.  The appellate proceeding is continuing with the other.   The trial court judgment requires the remaining insurer to defend us in suits alleging liability because of groundwater contamination  at our Fairview, Oregon plant,  and to pay approximately 3% of any liability imposed against us by judgment or settlement on or after March 1, 1997 on account of such contamination. We have not recorded any amounts we may recover from the remaining insurer in our consolidated financial statements.

Legal Proceedings

                We are subject to legal proceedings, claims and litigation, in addition to the environmental matters previously discussed, arising in the ordinary course of business.  While the outcome of these matters is currently not determinable, management does not expect the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, result of operations, or cash flows.

Lease Guarantee

                We sold our hydraulic cylinder division to Precision Hydraulic Cylinders, Inc. (Precision) on January 15, 2002. Under the terms of the sale, we assigned to Precision an operating lease related to a manufacturing facility in Beulaville, North Carolina. We are a guarantor on the lease in the event Precision fails to comply with the lease terms. The lease requires payments by Precision of approximately $21,000 per month through November 2007. In the event Precision defaults under the lease, we can seek to recover losses related to the guarantee by pursuing our remedies under agreements securing payment of amounts receivable from Precision. The maximum potential amount of future payments that we could be required to make under the guarantee using undiscounted cash flows was approximately $777,000 and $966,000 at October 31, 2004 and January 31, 2004, respectively.

Note 9—Earnings Per Share

                The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended October 31		Nine Months Ended October 31
	2004	2003	2004	2003
Basic earnings per share:
Net income	$8,691	$5,092	$23,403	$16,207
Preferred stock dividends	—	—	—	(30)
Net income available to common shareholders	$8,691	$5,092	$23,403	$16,177

Weighted average shares of common stock outstanding	12,195	12,054	12,149	11,882
	$0.71	$0.42	$1.93	$1.36
Diluted earnings per share:
Net income applicable to common shareholders	$8,691	$5,092	$23,403	$16,177
Preferred stock dividends	—	—	—	30
Net income	8,691	5,092	23,403	16,207

Weighted average shares of common stock outstanding	12,195	12,054	12,149	11,882
Assumed conversion of exchangeable preferred stock	—	—	—	135
Dilutive effect of stock options and appreciation rights	604	480	556	318
Diluted weighted average shares of common stock outstanding	12,799	12,534	12,705	12,335
	$0.68	$0.41	$1.84	$1.31

                Earnings per share is based on the weighted average number of common shares and potentially dilutive shares outstanding during the period, computed using the treasury stock method. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and stock appreciation rights, as well as the assumed conversion of exchangeable preferred stock. For the nine month period ended October 31, 2003, 51,000 of our unexercised stock options were excluded from the calculation of diluted earnings per share because they were antidilutive. No unexercised stock options were excluded from the calculation of diluted earnings per share for the three and nine month periods ended October 31, 2004 and for the three month period ended October 31, 2003.

Note 10—Supplemental Cash Flow Information

	2004	2003
Cash paid during period for:
Interest	$1,892	$3,541
Income taxes	$8,851	$2,766
Business acquisitions:
Accounts receivable	$—	$5,079
Inventories	—	4,677
Plant and equipment	4,949	4,171
Goodwill and intangible assets	—	4,193
Accounts payable assumed	—	(5,662)
Notes payable assumed	—	(1,285)
Other liabilities	(239)	—
	$4,710	$11,173
Supplemental disclosure of noncash information:
Conversion of exchangeable preferred stock to common stock	$—	$8,530
Deferred compensation from stock appreciation rights	$3,873	$—

Note 11—Benefit Plans

                The following represents the net periodic cost related to our benefit plans (in thousands):

	Three months ended		Three months ended
	October 31		October 31
	Defined Benefit		Postretirement Benefit
	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	84	50	$32	$41
Interest cost	112	107	116	157
Expected return on plan assets	(103)	(98)	—	—
Recognized net actuarial loss	29	56	99	113

Net periodic benefit cost	$122	$115	$247	$311

	Nine months ended		Nine months ended
	October 31		October 31
	Defined Benefit		Postretirement Benefit
	2004	2003	2004	2003
Service cost	$251	$150	$106	$124
Interest cost	337	321	390	472
Expected return on plan assets	(309)	(294)	—	—
Recognized net actuarial loss	88	168	389	338

Net periodic benefit cost	$367	$345	$885	$934

              Our net periodic benefit costs for the three and nine month periods ended October 31, 2004 have been reduced to account for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act).  See Note 12.

Note 12—Recent Accounting Pronouncements

                In January 2004, FASB Staff Position No. 106-1 (FSP 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued. FSP 106-1 permitted the deferral of recognizing the effects of the Act in the accounting for post retirement health care plans under Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and in providing disclosure related to the plans required by SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” We elected the deferral provided by this FSP.

                In May 2004, the FASB issued Staff Position No. 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 discusses further the effect of the Act and supersedes FSP 106-1. FSP 106-2 considers the effect of the two new features introduced in the Act in determining our accumulated postretirement benefit obligation (“APBO”) and net periodic post retirement benefit cost. The effect on the APBO will be accounted for as an actuarial experience gain to be amortized into income over the average remaining service period of plan participants.  As permitted by FSP 106-2, we have elected to account for the impact of this benefit prospectively beginning in the three months ended October 31, 2004.  The adoption of FSP 106-2 reduced our accumulated postretirement benefit obligation at June 30, 2004 from $9.5 million to $8 million.  This reduction relates to benefits attributed to past service.  Our estimated annual net periodic benefit cost after the adoption of FSP 106-2 was reduced by $286,000 to $1 million.  The $286,000 reduction in annual cost includes $20,000, $85,000 and $181,000 in service cost, interest cost and amortization of recognized actuarial losses, respectively.    The impact on the net periodic benefit cost for the three months ended October 31, 2004 was a $72,000 reduction in the cost.  Since we elected to account for FSP 106-2 prospectively, the periodic pension costs for the first six months ended July 31, 2004 did not change from the amounts previously reported.

                The American Jobs Creation Act of 2004, signed into law in October 2004, provides for a variety of changes in the tax law including incentives to repatriate undistributed earnings of foreign subsidiaries, phased elimination of the Foreign Sales Corporation/Extraterritorial Income benefit and a domestic manufacturing benefit.  We are currently evaluating the potential impact of this legislation, including assessing the details of the Act, analyzing the funds available for repatriation and the economic cost of doing so, assessing the qualified uses of repatriated funds and assessing the domestic manufacturing benefit.  However, given the preliminary stage of our evaluation, it is not possible at this time to determine what impact this legislation will have on our consolidated tax accruals or our effective tax rate.

Note 13—Warranty Obligations

                We record a liability on our consolidated balance sheet for costs related to certain warranties with the sales of our products. This liability is estimated through historical customer claims, product failure rates, material usage and service delivery costs incurred in correcting a product failure. Our warranty obligations, included in other accrued expenses on the balance sheet, were as follows (in thousands):

	2004	2003
Beginning obligation, January 31	$1,610	$1,322
Accruals for warranties issued during the period	1,228	673
Accruals for pre-existing warranties	33	-
Settlements during the quarter	(877)	(429)
Ending obligation, October 31	$1,994	$1,566

Note 14—Accumulated Other Comprehensive Income (Loss)

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
Balance at January 31, 2004	$3,340	$(2,309)	$1,031
Translation adjustment	5,706	—	5,706

Balance at October 31, 2004	$9,046	$(2,309)	$6,737

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

COMPARISON OF THIRD QUARTER OF FISCAL 2005 AND FISCAL 2004

Consolidated Summary

                Net income for the third quarter of fiscal 2005 increased 71% to $8.7 million ($0.68 per diluted share) from $5.1 million ($0.41 per diluted share) for the third quarter of fiscal 2004. Net sales for the third quarter of fiscal 2005 were $96.3 million or 27% greater than the third quarter of fiscal 2004. Excluding the effect of foreign currency fluctuations and acquisitions, net sales in North America, Europe and Asia Pacific grew 21%, 20% and 18%, respectively, in the third quarter of fiscal 2005 as compared to the same quarter of the prior year. The increased net sales largely reflected higher volumes of business in existing product lines in all geographic regions.  The increase also reflects higher sales prices on certain products to cover increases in steel costs.  The consolidated gross margin decreased from 33% in the third quarter of the prior year to 32% in the third quarter of the current year. The decrease was due primarily to higher steel costs, which were partially offset by price increases and better absorption of fixed costs due to the higher sales volumes.  Selling and administrative costs increased by 12% in the third quarter of fiscal 2005 over the comparable quarter of the prior year. Excluding foreign currency changes and acquisitions, costs increased 5% over the third quarter of the prior year. The increase is primarily due to the implementation of Sarbanes-Oxley requirements, increased warranty expenses and costs for the continuing expansion of our marketing and customer service capabilities in China.  Amortization expenses were higher in fiscal 2005 due to stock appreciation rights granted in May 2004.  Results for the third quarter also include $1.3 million of income related to a payment received from the settlement of an insurance litigation matter and a $1 million gain from the sale of marketable securities.

North America

	Three months ended October 31
	2004	%	2003	%	Change	Change %
Net sales	$53,898	100%	$44,168	100%	$9,730	22%
Cost of goods sold	33,000	61%	27,520	62%	5,480	20%
Gross profit	20,898	39%	16,648	38%	4,250	26%

Selling and administrative	10,194	19%	9,662	22%	532	6%
Amortization	550	1%	59	—	491	—
Insurance litigation recovery	(1,300)	(2)%	—	—	(1,300)	—
Environmental expense	155	—	—	—	155	—

Operating income	$11,299	21%	$6,927	16%	$4,372	63%

                North America net sales increased $9.7 million or 22% in the third quarter of fiscal 2005 over the same quarter of fiscal 2004. Higher volumes of shipments from North American plants accounted for most of the increase. Shipments benefited from a strong lift truck market in the third quarter of fiscal 2005 in comparison with the prior year. Price increases to date have sufficiently covered increases in steel costs. Similar to the first two quarters of fiscal 2005, the relation between the U.S. dollar and the Euro in the third quarter of fiscal 2005 continued to be unfavorable for European imports into the U.S. market when compared to the same quarter in fiscal 2004.

                Historically, we have found that changes in the level of our net sales do not correspond directly to the percentage changes in lift truck industry shipments, but industry statistics do provide an indication of the direction of business activity. North American lift truck industry shipments in the third quarter of fiscal 2005 were 16% higher than the third quarter of fiscal 2004.

                Gross margins for the third quarter of fiscal 2005 in North America benefited from the contribution of additional shipment volumes. Improved fixed cost absorption and sales price increases more than offset the impact of increases in the cost of steel, resulting in an increase in margins from 38% to 39%.

                Selling and administrative costs for the third quarter of fiscal 2005 increased 6% or $532,000 over the same quarter of the prior year.  This increase was primarily due to higher information systems consulting costs and an additional employer contribution to our U.S.A. defined contribution plan of $324,000.

                In May 2004, our shareholders approved a stock appreciation rights plan (SARS Plan), which provides for the award of stock appreciation rights (SARS) to key executives and directors. Our Proxy Statement, dated April 13, 2004, contains a detailed description of the terms of the SARS Plan. Amortization expense for the third quarter of fiscal 2005 increased by $520,000 due to SARS granted on May 26, 2004. The SARS Plan was not in effect during the third quarter of fiscal 2004.

                In October 2004, we reached a settlement with one of two insurers in litigation relating to recovery of expenses incurred in the cleanup of groundwater contamination at our Fairview, Oregon, plant. The insurer paid us $1.3 million in October and will be dismissed from a pending appeal of a lower court judgment in our favor.  During the third quarter of fiscal 2005, we recorded an additional $155,000 in environmental expenses related to changes in remediation activities at our Springfield, Ohio facility.  These changes were based on a reevaluation of the prior remediation plan after regularly scheduled meetings with the Ohio Environmental Protection Agency.

Europe

	Three months ended October 31
	2004	%	2003	%	Change	Change %
Net sales	$27,614	100%	$19,442	100%	$8,172	42%
Cost of goods sold	22,479	81%	15,485	80%	6,994	45%
Gross profit	5,135	19%	3,957	20%	1,178	30%

Selling and administrative	5,496	20%	4,383	22%	1,113	25%
Amortization	126	1%	51	—	75	—

Operating loss	$(487)	(2)%	$(477)	(2)%	$(10)	—

                Net sales in Europe for the third quarter of fiscal 2005 increased $8.2 million or 42% over the same quarter of fiscal 2004.  An increase in shipments from our European plants accounted for  $3.9 million or 20% of the increase.    This is due to added demand resulting from a strong European lift truck market in fiscal 2005. The changes in foreign currency rates, primarily the Euro and the British Pound, accounted for $2.1 million or 11% of the sales increase. The remaining increase relates to our acquisition in Italy late in the third quarter of fiscal 2004, which also accounted for $2.2 million or 11% of the increase.

                During the third quarter of fiscal 2005, we purchased the assets of Falkenroth Foerdertechnik (Falkenroth), a major

German fork manufacturer.  Falkenroth was placed into insolvency by its creditors in March 2004.  The total purchase price for the assets was approximately $6.6 million, net of assumed liabilities.  As of October 31, 2004, we had paid $4.7 million of the purchase price pending final resolution of the inventory valuation.  The remaining purchase price will be paid in the fourth quarter of fiscal 2005.

                Gross margins in Europe declined from 20% for the third quarter of fiscal 2004 to 19% for the third quarter of fiscal 2005. The primary factor contributing to this was increases in steel costs that were not sufficiently offset by customer price increases.

                Selling and administrative costs in Europe increased by $1.1 million or 25% for the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004. The increase was primarily due to selling and administrative costs of an acquired company, Roncari srl, which accounted for an increase of $466,000 or 11% in comparison with the third quarter of fiscal 2004. We acquired Roncari srl late in October 2003. Changes in foreign currency rates accounted for $391,000 of additional selling and administrative costs or an increase of  9% over the prior year. Exclusive of acquisitions and foreign currency fluctuations, selling and administrative costs increased approximately $256,000 for the third quarter of fiscal 2005 as compared to the comparable period of fiscal 2004. The increase was primarily due to warranty costs related to new product introductions and information consulting costs.

Asia Pacific

	Three months ended October 31
	2004	%	2003	%	Change	Change %
Net sales	$14,830	100%	$12,162	100%	$2,668	22%
Cost of goods sold	9,979	67%	7,943	65%	2,036	26%
Gross profit	4,851	33%	4,219	35%	632	15%

Selling and administrative	1,941	13%	1,761	14%	180	10%
Amortization	6	—	7	1%	(1)	(14)%

Operating income	$2,904	20%	$2,451	20%	$453	18%

                Asia Pacific net sales increased $2.7 million or 22% in the third quarter of fiscal 2005 over fiscal 2004. Excluding the effect of foreign currencies, net sales increased $2.2 million or 18%. Virtually all of the Asia Pacific markets experienced strong sales results during the third quarter, with China posting the strongest growth.  Sales in China for the third quarter of fiscal 2005 increased $1.7 million from the expansion of our fork manufacturing operations in Hebei, China.  The expanded facility became fully operational in the second quarter of fiscal 2005.

                Gross margins in the Asia Pacific region decreased from 35% to 33% in the third quarter of fiscal 2005 when compared to the same quarter of the prior year.  The decrease is due to both higher material costs and higher volume of lower margin OEM products.

                Selling and administrative costs in the Asia Pacific region increased $180,000 for the third quarter of fiscal 2005 as compared to fiscal 2004.  Foreign currency fluctuations accounted for $84,000 of this change. The remainder of the increase was due to continued expansion of our marketing and engineering efforts in China and expenses to support increased levels of business.

Non-Operating Items

                Interest expense was approximately $934,000 or 20% lower in the third quarter of fiscal 2005 as compared to the same quarter of fiscal 2004. Total borrowings at October 31, 2004 were $12.5 million lower than October  31, 2003 due to scheduled debt payments in the fourth quarter of fiscal 2004. See “Financial Condition and Liquidity” for additional discussion of debt levels and payments.

                Interest income decreased $90,000 from the third quarter of fiscal 2004 to the third quarter of fiscal 2005. This was due primarily to payment in full of the Precision Hydraulic Cylinders, Inc. note receivable during the third quarter of fiscal 2004.

                During the three months ended October 31, 2004, a trust under a U.S. defined benefit plan we terminated in 1997 sold publicly traded common stock received in a demutualization of an insurance company.  The trust purchased annuities from the insurance company prior to the termination of the plan.  The sale resulted in a gain approximately $1.0 million and proceeds in the same amount, which were available for reversion to the Company.  We contributed $324,000 of the proceeds directly to a defined contribution plan maintained for the benefit of all U.S. employees.  The $324,000 contribution is included in selling and administrative expenses.  We will retain the balance of the proceeds.  We hold no shares of publicly traded common stock at October 31, 2004.

                Other expenses related primarily to net losses on foreign currency translation in the third quarter of fiscal 2005 and fiscal 2004.

                The effective tax rate of 35% was consistent in both the third quarter of fiscal 2005 and 2004.

COMPARISON OF THE FIRST NINE MONTHS OF FISCAL 2005 AND FISCAL 2004

Consolidated Summary

                Net income for the first nine months of fiscal 2005 increased 45% to $23.4 million ($1.84 per diluted share) from $16.2 million ($1.31 per diluted share) for the first nine months of fiscal 2004. The largest contributor to the increased net income was a higher volume of business in all geographic regions.  Net sales for the first nine months of fiscal 2005 increased by $61.9 million or 28% over the comparable period of fiscal 2004. Excluding the effect of foreign currency fluctuations and acquisitions, net sales in North America, Europe and Asia Pacific grew 18%, 22% and 28%, respectively, in the first nine months of fiscal 2005 as compared to the same period of the prior year. Gross margin for the first nine months of fiscal 2005 of 32% was slightly lower than the 33% margin in fiscal 2004.  The net effect of steel cost increases and lower margin product mix in Europe and Asia Pacific reduced margins; but this was offset by improved margins in North America.   Selling and administrative costs increased $7.7 million or 17% in the first nine months of fiscal 2005 over the comparable period of the prior year. Excluding foreign currency changes and acquisitions, costs increased $4.1 million or 9% over the comparable prior year period. The increase was due primarily to research and development, engineering costs, Sarbanes-Oxley implementation costs, employee compensation and benefits, costs related to expansion efforts in China and additional warranty costs related to new product introductions.  Amortization expenses were higher in fiscal 2005 due to stock appreciation rights granted in May 2004.  Nine month results for fiscal 2005 also include the settlement of insurance litigation and a gain on the sale of marketable securities.

North America

	Nine months ended October 31
	2004	%	2003	%	Change	Change %
Net sales	$153,520	100%	$129,977	100%	$23,543	18%
Cost of goods sold	93,730	61%	81,189	62%	12,541	15%
Gross profit	59,790	39%	48,788	38%	11,002	23%

Selling and administrative	30,630	20%	27,663	21%	2,968	11%
Amortization	961	1%	173	1%	787	—
Insurance litigation recovery	(1,300)	(1)%	—	—	(1,300)	—
Environmental expense	155	—	—	—	155	—
Operating income	$29,344	19%	$20,952	16%	$8,392	40%

                North America net sales increased  $23.5 million or 18% in the first nine months of fiscal 2005 over the same period of fiscal 2004 primarily due to higher shipments. Price increases contributed to a lesser extent to the increase.

                Historically, we have found that changes in the level of our net sales do not correspond directly to the percentage changes in lift truck industry shipments, but industry statistics do provide an indication of the direction of business activity. North American lift truck industry shipments for the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004 increased 12%.

                Gross margins for the first nine months of fiscal 2005 in North America benefited from the contribution of additional unit volume through the plants, absorbing more fixed costs. In addition, price increases to date have kept pace with increases in the cost of steel. The net result was an improvement in the margin from 38% for the first nine months in fiscal 2004 to 39% for the same period in fiscal 2005.

                Selling and administrative costs for the first nine months of fiscal 2005 increased 11% or $3 million over the same period of the prior year. Implementation costs related to the requirements of Sarbanes-Oxley increased by $466,000. Research and development and engineering costs were $145,000 greater than the prior year.  Foreign currency fluctuations increased selling and administrative costs by $160,000 during the first nine months of fiscal 2005. The remaining increase related to employee compensation and benefits, miscellaneous costs and a general increase in business levels.

                Amortization expense increased by $861,000 for the first nine months of fiscal 2005 due to stock appreciation rights granted in May 2004.

                In October 2004, we reached a settlement with one of two insurers in litigation relating to recovery of expenses incurred in the cleanup of groundwater contamination at our Fairview, Oregon, plant. The insurer paid us $1.3 million in October and has been dismissed from a pending appeal of a lower court judgment in our favor.

                During the third quarter of fiscal 2005, we recorded an additional $155,000 in environmental expenses related to changes in remediation activities at our Springfield, Ohio facility.  These changes were based on a reevaluation of the remediation plan after regularly scheduled meetings with the Ohio Environmental Protection Agency.

Europe

	Nine months ended October 31
	2004	%	2003	%	Change	Change %
Net sales	$84,517	100%	$57,123	100%	$27,394	48%
Cost of goods sold	67,367	80%	44,317	78%	23,050	52%
Gross profit	17,150	20%	12,806	22%	4,344	34%

Selling and administrative	16,319	19%	12,663	22%	3,656	29%
Amortization	348	—	123	—	225	—
Operating income	$483	1%	$20	—	$463	—

                Net sales in Europe for the first nine months of fiscal 2005 increased $27.4 million or 48% over the same period of fiscal 2004.  The changes in foreign currency rates, primarily the Euro and the British Pound, accounted for $6.1 million or 11% of the increase.  The acquisition of Roncari srl near the end of October 2003 accounted for $8.9 million or about 16% of the increase.  The remaining increase of $12.4 million or 21% was the result of increased shipments of OEM products out of our European plants.

                Gross margins in Europe declined slightly from 22% for the first nine months of fiscal 2004 to 20% for the first nine months of fiscal 2005. The two primary factors contributing to this decrease were increased shipments of lower margin OEM products relative to total shipments, as well as increases in steel costs that were not sufficiently offset by price increases.

                Selling and administrative costs in Europe increased by $3.7 million or 29% for the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004.  Selling and administrative  costs of acquired companies accounted for $1.7 million or 14% of the increase during the first nine months of fiscal 2005.  Changes in foreign currency rates accounted for $1.1 million or 9% of the increase.  Exclusive of acquisitions and foreign currency fluctuations, selling and administrative costs increased by $794,000 for the first nine months of fiscal 2005 as compared to fiscal 2004.    Warranty cost increases related primarily to new product introductions were $440,000.  The remaining increase relates to miscellaneous costs for the integration of acquisitions, Sarbanes-Oxley implementation and other information technology initiatives.  These increases were partially offset by a net reduction of lease expenses of $538,000.  We reduced a lease loss accrual in the second quarter of fiscal 2005 after the lease in question was resolved for a lower amount than had been anticipated.

Asia Pacific

	Nine months ended October 31
	2004	%	2003	%	Change	Change %
Net sales	$44,209	100%	$33,238	100%	$10,971	33%
Cost of goods sold	29,538	67%	22,311	67%	7,227	32%
Gross profit	14,671	33%	10,927	33%	3,744	34%

Selling and administrative	6,326	14%	5,249	16%	1,077	21%
Amortization	21	—	17	—	4	24%
Operating income	$8,324	19%	$5,661	17%	$2,663	47%

                Asia Pacific net sales increased $11 million or 33% in the first nine months of fiscal 2005 over fiscal 2004.  Excluding the effect of foreign currencies, net sales increased $9.3 million or 28%.  The increase was due to the general strength of the economies in all markets and the expansion of manufacturing operations in China.

                Gross margins in the Asia Pacific region were consistent for the nine months ended October 31 in both fiscal 2004 and 2005.

                Selling and administrative costs in the Asia Pacific region increased $1.1 million for the first nine months of fiscal 2005 as compared to fiscal 2004.  Foreign currency fluctuations accounted for $309,000 of the increase.  The remainder of the increase was due to expansion of marketing and engineering efforts in China.

Non-Operating Items

                Interest expense was approximately $738,000 or 21% lower in the first nine months of fiscal 2005 as compared to the same period of fiscal 2004.  Total borrowings at the end of October 2004 were $12.5 million  lower than the same period of the prior year due to scheduled debt payments in the fourth quarter of fiscal 2004.  See “Financial Condition and Liquidity” for additional discussion of debt levels and payments.

                Interest income decreased approximately $415,000 from the first nine months of fiscal 2004 to the first nine months of fiscal 2005. This was due primarily to payment in full of the Precision note receivable during the third quarter of fiscal 2004.

                During the three months ended October 31, 2004, a trust under a U.S. defined benefit plan we terminated in 1997 sold publicly traded common stock received in a demutualization of an insurance company.  The trust purchased annuities from the insurance company prior to the termination of the plan.  The sale resulted in a gain approximately $1.0 million and proceeds in the same amount, which were available for reversion to the Company.  We contributed $324,000 of the proceeds directly to a defined contribution plan maintained for the benefit of all U.S. employees.  The $324,000 contribution is included in selling and administrative expenses.  We will retain the balance of the proceeds.  We hold no shares of publicly traded common stock at October 31, 2004.

                Other expense in the first nine months of fiscal 2005 related primarily to net losses on foreign currency translations.  We maintain a foreign currency risk management strategy to mitigate the impact of unanticipated fluctuations in earnings caused by changes in foreign currency exchange rates. Other income of $273,000 in the first nine months of fiscal 2004 related to the gain on the sale of a building in Germany and the elimination of remaining liabilities from the sale of our cylinder division, which were offset by losses on foreign currency translation.

                The effective tax rate increased from 33% in the first nine months of fiscal 2004 to 35% in the current period. This was primarily due to a decrease in benefits of international financing activities and an increase in the recording of additional valuation allowances on deferred tax assets in Europe.

CASH FLOWS

                The statements of cash flows reflect the changes in cash and cash equivalents for the nine months ended October  31, 2004 and October  31, 2003 by classifying transactions into three major categories of activities: operating, investing and financing.

Operating

                Our main source of liquidity is cash generated from operating activities. This consists of net income adjusted for noncash operating items such as depreciation and amortization, losses and gains on disposition of assets, deferred income taxes, and changes in operating assets and liabilities.

                Net cash provided by operating activities from continuing operations was $28.8 million in first nine months of fiscal 2005 compared to $24.5 million for the same period in fiscal 2004. The increase in fiscal 2005 was due to higher levels of net income, depreciation and amortization as well as increases in accounts payable and accrued expenses. This increase was partially offset by changes in other operating accounts, primarily accounts receivables and inventories.   These changes are primarily due to increased business activity in the first nine months of fiscal 2005 as compared to the same period in fiscal 2004.

Investing

                The principal recurring investing activities are capital expenditures. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Capital expenditures were $9.7 million and $8.8 million in the first nine months of fiscal 2005 and 2004, respectively. We expect capital expenditures in the rest of fiscal 2005 to approximate depreciation expense. Depreciation expense for the first nine months in fiscal 2005 and fiscal 2004 was $10.2 million and $8.9 million, respectively.

                Marketable securities at October 31, 2004 consist primarily of asset-backed notes issued by various state agencies throughout the United States and guaranteed by state governments and agencies. The notes are long-term instruments maturing through 2031; however, the interest rates and maturities are reset approximately every month, at which time we can sell the notes. Tax-free interest rates on the notes ranged from 1.8% to 2.6% per annum. Net purchases of marketable securities were $2.4 million and $17.2 million in the first nine months of fiscal 2005 and fiscal 2004, respectively.

                Proceeds from the sale of securities received as a reversion from a pension plan terminated in 1997 were $1.0 million during the nine months ended October 31, 2004. See Note 5 to the Consolidated Financial Statements.

Financing

                The issuance of common stock related to the exercise of stock options generated $1.3 million of cash for the first nine months in fiscal 2005 as compared to $1.1 million in the comparable period of the prior year.

                We declared dividends totaling $0.33 and $0.30 per share during the first nine months of fiscal 2005 and 2004, respectively.

FINANCIAL CONDITION AND LIQUIDITY

                Our working capital at October 31, 2004 was $99.3 million as compared to $81.7 million at January 31, 2004. Our current ratio at October 31, 2004 was 2.60 to 1 as compared to 2.59 to 1 at January 31, 2004.

                Total outstanding debt, including notes payable to banks and capital leases, at October 31, 2004 was $52.8 million in comparison with $53.9 million at January 31, 2004. Our debt to equity ratio improved to .25 to 1 at October 31, 2004 from ..29 to 1 at January 31, 2004. Our debt agreements contain covenants relating to net worth and leverage ratios.  We are in compliance with these covenants at October 31, 2004.  Borrowing arrangements currently in place with commercial banks provide lines of credit totaling $35 million, of which $2.8 million was used to issue letters of credit. The average interest rate on notes payable to banks was 4.0% at October 31, 2004 and 2.8% at January 31, 2004.

                We believe that our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditure and debt retirement requirements for fiscal 2005.

OTHER MATTERS

                During fiscal 2004, the holder of our exchangeable preferred stock exchanged 600,000 shares of exchangeable preferred stock for 600,000 shares of common stock. This non-cash transaction resulted in a reclassification of $8.2 million from exchangeable preferred stock into common stock and additional paid-in-capital and had no effect on earnings per share. No exchangeable preferred stock remained outstanding at October 31, 2004 and January 31, 2004.

                The U.S. dollar weakened in the third quarter of fiscal 2005 in comparison to most foreign currencies used by our significant foreign operations. As a result, foreign currency translation adjustments increased shareholders’ equity by $8.6 million in the third quarter of fiscal 2005. The primary currencies driving the increase in shareholders’ equity were the Euro and the Canadian dollar. During the first nine months of fiscal 2005, the U.S. dollar weakened against most currencies, increasing shareholders’ equity by $5.7 million from January 31, 2004 to October 31, 2004.

OFF BALANCE SHEET ARRANGEMENTS

                At October 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

                In January 2004, FASB Staff Position No. 106-1 (FSP 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued. FSP 106-1 permitted the deferral of recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the accounting for post retirement health care plans under Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefactors Other Than Pensions,” and in providing disclosure related to the plans required by SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” We elected the deferral provided by this FSP.

                In May 2004, the FASB issued Staff Position No. 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. 106-2 discusses further the effect of the Act and supersedes FSP 106-1. FSP 106-2 considers the effect of the two new features introduced in the Act in determining our accumulated postretirement benefit obligation (“APBO”) and net periodic post retirement benefit cost. The effect on the APBO will be accounted for as an actuarial experience gain to be amortized into income over the average remaining service period of plan participants.  As permitted by FSP 106-2, we have elected to account for the impact of this benefit prospectively beginning in the three months ended October 31, 2004.  The adoption of FSP 106-2 reduced our accumulated postretirement benefit obligation at June 30, 2004 from $9.5 million to $8 million.  Our estimated annual net periodic benefit cost after the adoption of FSP 106-2 was reduced by $286,000 to $1 million.  The $286,000 reduction in annual cost includes $20,000, $85,000 and $181,000 in service cost, interest cost and amortization of recognized actuarial losses, respectively.    The impact on the net periodic benefit cost for the three months ended October 31, 2004 was a $72,000 reduction in the cost.  Since we elected to account for FSP 106-2 prospectively, the periodic pension costs for the first six months ended July 31, 2004 did not change from the amounts previously reported.

                The American Jobs Creation Act of 2004, signed into law in October 2004, provides for a variety of changes in the tax law including incentives to repatriate undistributed earnings of foreign subsidiaries, phased elimination of the Foreign Sales Corporation/Extraterritorial Income benefit and a domestic manufacturing benefit.  We are currently evaluating the potential impact of this legislation, including assessing the details of the Act, analyzing the funds available for repatriation and the economic cost of doing so, assessing the qualified uses of repatriated funds and assessing the domestic manufacturing benefit.  However, given the preliminary stage of our evaluation, it is not possible at this time to determine what impact this legislation will have on our consolidated tax accruals or our effective tax rate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

                Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rate and interest rate fluctuations. A significant portion of our revenues and expenses are denominated in foreign currencies. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of the foreign currencies in relation to the U.S. dollar. The table below illustrates the hypothetical increase in net sales for the third quarter of fiscal 2005 resulting from a 10% weaker U.S. dollar during the entire quarter, measured against foreign currencies that affect our operations (in millions):

Euro	$2.0
Canadian dollar	0.2
British pound	0.7
Other currencies with net sales less than 5% of consolidated net sales	1.0

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

                A majority of our products are manufactured using steel as a primary raw material and steel based components as purchased parts. As such, our cost of goods sold is sensitive to fluctuations in steel prices, either directly through the purchase of steel as raw material or indirectly through the purchase of steel based components. Presuming that the full impact of commodity steel cost increases is reflected in all steel and steel based component purchases, we estimate our gross margin percentage sensitivity to be approximately 0.3% for each 1.0% increase in commodity steel cost without offsetting sales price increases. For example, if the price of commodity steel increases 1.0%, and the full impact of that increase is reflected in all raw material and component purchases, the net decrease in the gross margin percentage would be approximately 0.3%. Based on our statement of income for the quarter ended October 31, 2004, a 1% increase in commodity steel costs without offsetting sales price increases would have decreased consolidated gross profit by approximately $260,000.

                To date we have been able to mitigate the effect of a portion of the steel cost increases on our gross margins. This has been done through price increases and cost reductions. We intend to continue our efforts in the coming months to mitigate the full impact of any additional steel cost increases. There may be some time lag between the absorption of the steel cost increases and realizing the offsetting benefits of the mitigating measures. It should be noted that there is no assurance that we can fully mitigate all future steel cost increases through price increases and other measures and actual cost increases from steel suppliers could differ from cost increases that have been previously communicated.

                Manufacturing of our products includes the purchase of various raw materials and components. Certain of these items are provided worldwide by a limited number of suppliers. We are not currently experiencing shortages in obtaining the raw materials and components. However, certain steel products obtained in Europe are subject to allocations from suppliers. At this time we believe the current allocation of these products from suppliers is sufficient to meet planned production volumes. Nevertheless, there can be no assurance that these suppliers will be able to meet our future requirements. An extended delay or interruption in the supply of any components could have a material adverse effect on the Company’s business, results of operations and financial condition. We are working to identify alternative supplier sources for these products.

                Substantially all of our debt at October 31, 2004 has a fixed interest rate. Any additional payments to prepay scheduled amounts of debt are subject to penalties. At October 31, 2004, the penalties to retire all of our long-term debt were  $4.0 million. A hypothetical immediate increase in market interest rates by 1% would decrease the fair value of our long-term debt outstanding at October 31, 2004 by $800,000.

Item 4. Controls and Procedures

As of October 31, 2004, the end of the period covered by this report, we reviewed and evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our ‘‘disclosure controls and procedures’’ (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) of the Securities and Exchange Act of 1934 (Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

October 1, 2004, we continued our company-wide deployment of an enterprise-wide resource planning (ERP) software system by implementing the system at our manufacturing facilities located in Findlay, Ohio and Guelph, Ontario, Canada.  This implementation involved the modification of internal controls over financial reporting at those facilities in order to align them with our other manufacturing facilities in North America.  During the closing process for these facilities at October 31, 2004, we noted certain deficiencies in internal controls arising from the implementation.  These deficiencies involved instances where some of our employees failed to follow policies, processes and procedures in processing inventory transactions and practices of our employees with respect to which we had not adopted procedures.  We have completed additional controls and procedures, including monthly physical inventory observations, in connection with the implementation to evaluate the financial information used in its financial reporting processes at October 31, 2004.  We have devoted substantial resources to correct the deficiencies.  We believe that the steps taken will address the deficiencies that are affecting our controls and procedures.  However, there is a risk that these steps may not be adequate to reduce or eliminate the deficiencies to the degree necessary to demonstrate that our internal controls over financial reporting are operating effectively at January 31, 2005.  Except for these modifications, there were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Beginning with the year ending January 31, 2005, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management with our annual report on Form 10-K.  The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal controls over financial reporting for our company, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal controls over financial reporting, (3) management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal controls over financial reporting are effective, and (4) a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal controls over financial reporting.

                Management has developed a comprehensive plan in order to achieve compliance with Section 404 within the prescribed period and to review, evaluate and improve the design and effectiveness of our controls and procedures on an on-going basis.  The comprehensive compliance plan includes (1) documentation and assessment of the adequacy of our internal controls over financial reporting, (2) remediation of control weaknesses, (3) validation through testing that controls are functioning as documented and (4) implementation of a continuous reporting and improvement process for internal controls over financial reporting.  As a result of this initiative, we have made and will continue to make changes from time to time in our internal controls over financial reporting.

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
December 10, 2004

/s/ RICHARD S. ANDERSON
Richard S. Anderson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)