Form 10-K
period 2005-01-31
CASCADE CORP
filed 2005-04-18
CIK 18061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

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

The aggregate market value of common stock held by non-affiliates of the registrant as of July 31, 2004 was $356,766,498, based on the closing sale price of the common stock on the New York Stock Exchange on that date.

The number of shares outstanding of the registrant’s common stock as of March 11, 2005 was 12,228,083.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be filed within 120 days after the registrant’s fiscal year end of January 31, 2005, to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held June 7, 2005 are incorporated by reference into Part III.

NOTE: All references to fiscal years are defined as year ended January 31, 2005 (fiscal 2005), year ended January 31, 2004 (fiscal 2004) and year ended January 31, 2003 (fiscal 2003).

Forward-looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include, but are not limited to, competitive factors in, and the cyclical nature of, the materials handling industry; fluctuations in lift truck orders or deliveries, availability and cost of raw materials; general business and economic conditions in North America, Europe, Australia and Asia; assumptions relating to pension and other post-retirement costs, foreign currency fluctuations; pending litigation; environmental matters; and the effectiveness of our capital expenditures and cost reduction initiatives. We undertake no obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

PART I

Item 1.                        Business

General

Cascade Corporation (Cascade) was organized in 1943 under the laws of the State of Oregon. The terms “Cascade”, “we”, and “our” includes Cascade Corporation and its subsidiaries. Our headquarters are located in Fairview, Oregon, a suburb of Portland, Oregon. We are one of the world’s leading manufacturers of materials handling load engagement devices and related replacement parts, primarily for the lift truck industry.

Products

We manufacture an extensive range of materials handling load engagement products that are widely used on forklift trucks and, to a lesser extent, on construction and agricultural vehicles.

Our products are primarily manufactured with the Cascade and Cascade-Kenhar names and symbols, for which we have secured trademark protection. The primary function of these products is to provide the lift truck with the capability of engaging, lifting, repositioning, carrying and depositing various types of loads and products. We offer a wide variety of functionally different products, each of which has numerous sizes, models, capacities and optional combinations. Products are designed to handle loads with pallets and for specialized application loads without pallets. Examples of specialized products include devices specifically designed to handle loads such as appliances, paper rolls, baled materials, textiles, beverage containers, drums, canned goods, bricks, masonry blocks, lumber, plywood, and boxed, packaged and containerized products.

Our products are subject to strict design, construction and safety requirements established by industry associations and the International Organization for Standardization (ISO). Major manufacturing facilities are ISO certified. We presently offer a wide variety of both standardized and specialized products. Product specifications and characteristics are determined by the expected capacity to be lifted, the characteristics of the load, the ambient environment in which employed, the terrain over which the load will be moved and the operational life cycle of the vehicle. Accordingly, while there are some standard products, the market demands a wide range of products in custom configurations and capacities.

Manufacturing of our products includes the purchase of raw materials and components: principally rolled bar, plate and extruded steel products; unfinished castings and forgings; hydraulic cylinders and motors; and hardware items such as fasteners, rollers, hydraulic seals and hose assemblies. A portion of our bar steel purchases are obtained under annual pricing arrangements, which do not require minimum quantity purchases. Certain purchased parts are provided worldwide by a limited number of suppliers. We are not currently experiencing any shortages in obtaining raw materials or purchased parts. Difficulties in obtaining alternative sources of rolled bar, plate and extruded steel products and other materials from one of our primary suppliers could affect operating results.

Markets

We market our products throughout the world. Our primary customers are companies and industries that use lift trucks for materials handling. Examples of these industries include pulp and paper, grocery products, textiles, recycling and general consumer goods. Our products are sold to the ultimate customer through the retail lift truck dealer distribution channel and to lift truck manufacturers as original equipment manufacturer (OEM) equipment.

In the major industrialized countries, lift trucks are a widely utilized method of materials handling. In these markets lift trucks are generally considered maintenance capital investment. This makes the industry subject to cyclical patterns similar to the broader capital goods economic sector.

However, many of our products measurably improve overall materials handling and lift truck productivity. Further, we are continually developing products to serve new types of materials handling applications to meet specific customer and industry requirements. In this sense, our products may also be generally considered as both maintenance and productivity enhancing investment. Historically, this has somewhat reduced the negative impact of downward trends in the lift truck market on our net sales.

In the emerging industrialized countries, China in particular, lift trucks are replacing manual labor and other less productive methods of materials handling. As such lift trucks are generally considered productivity enhancing investments in these markets. We believe this makes lift truck markets in these countries generally less susceptible to downward trends in capital goods spending. Our relatively limited experience in these emerging markets supports this observation.

Competition

We are one of the leading domestic and foreign independent suppliers of load engagement products for industrial forklift trucks. Several lift truck manufacturers, who are customers of ours, are also competitors in varying degrees to the extent that they manufacture a portion of their load engagement product requirements. Since we offer a broad line of products capable of supplying a significant part of the total requirements for the entire lift truck industry, our experience has shown that lower costs resulting from our relatively high unit volume would be difficult for any individual lift truck manufacturer to achieve.

In addition to lift truck manufacturers, we compete with a number of companies in different parts of the world. The majority of these competitors are privately-owned companies with a strong presence in local and regional markets. A smaller number of these competitors compete with us globally.

Our market share throughout the world varies by geographic region. We believe we are the leading manufacturer in North America and the preferred supplier of many OEMs as well as OEDs (original equipment dealers) and distributors. We also have significant market share in Europe and the Asia Pacific region. In addition to sales to the lift truck market, we sell products to OEMs who manufacture construction, mining, agricultural and industrial mobile equipment other than lift trucks.

We design and position our products to be the performance and service leaders in their respective product categories and geographic markets. As such, our products are also generally priced higher than competitive products. In certain geographic markets, we compete principally on price for products that are considered to be commodity products in nature.

Customers

Our products are marketed and sold to OEMs, OEDs and distributors globally. Our primary markets are North America, Europe and Asia Pacific, which includes Australia. No single customer accounts for more than 10% of our consolidated net sales. Approximately 40% of our consolidated net sales for the year ended January 31, 2005 were to OEM customers. This percentage is comparable to prior years.

Backlog

Our products are manufactured with short lead times of generally less than one month. Accordingly, we do not believe the level of backlog orders is a significant factor in evaluating our overall level of business activity.

Research and Development

Most of our research and development activities are performed at our corporate headquarters in Fairview, Oregon and at our manufacturing facility in Guelph, Ontario, Canada. Our engineering staff develops and designs substantially all of the products we sell and is continually involved in developing products for new applications. We do not consider patents to be important to our business.

Environmental Matters

From time to time, we are the subject of investigations, conferences, discussions and negotiations with various federal, state, local and foreign agencies with respect to cleanup of hazardous waste and compliance with environmental laws and regulations. Note 13 to the Consolidated Financial Statements (Item 8), “Legal Proceedings” (Item 3) and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Item 7) contain additional information concerning our environmental matters.

Employees

At January 31, 2005, we had approximately 1,800 full-time employees throughout the world. The majority of these employees are not subject to collective bargaining agreements. We believe our relations with our employees are excellent.

Foreign Operations

We have substantial operations outside the United States. There are additional business risks attendant to our foreign operations such as the risk that the relative value of the underlying local currencies may weaken when compared to the U.S. dollar. For further information about foreign operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7) and Notes to Consolidated Financial Statements (Item 8), including Note 15—Segment Information.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available on or through our website at www.cascorp.com when such reports are available on the Securities and Exchange Commission website.

Item 2.                        Properties

We own and lease various types of properties located throughout the world. Our executive offices are located in Fairview, Oregon. We generally consider the productive capacity of our manufacturing facilities to be adequate and suitable to meet our requirements. Our primary locations are presented below:

Location	Primary Activity	Approximate Square Footage	Status
NORTH AMERICA
Springfield, Ohio	Manufacturing	200,000	Owned
Fairview, Oregon	Manufacturing/Headquarters	155,000	Owned
Guelph, Ontario Canada	Manufacturing	125,000	Owned
Toronto, Ontario Canada	Manufacturing	73,000	Leased
Warner Robins, Georgia	Manufacturing	65,000	Owned
Findlay, Ohio	Manufacturing	52,000	Owned
EUROPE
Almere, The Netherlands	Manufacturing	162,000	Owned
Schalksmuhle, Germany	Manufacturing	81,000	Owned
Verona, Italy	Manufacturing	74,000	Leased
Hoorn, The Netherlands	Manufacturing	74,000	Owned
Manchester, England	Manufacturing	44,000	Owned
La Machine, France	Manufacturing	37,000	Owned
Hagen, Germany	Manufacturing	31,000	Leased
Brescia, Italy	Manufacturing	19,000	Owned
Monchengladbach, Germany	Sales	15,000	Leased
Sheffield, England	Sales	10,000	Leased
Vaggeryd, Sweden	Sales	2,000	Leased
Epignay, France	Sales	2,000	Leased
Barcelona, Spain	Sales	1,000	Leased
Vantaa, Finland	Sales	500	Leased
ASIA PACIFIC
Xiamen, China	Manufacturing	72,000	Leased
Hebei, China	Manufacturing	65,000	Leased
Brisbane, Australia	Manufacturing	46,000	Leased
Osaka, Japan	Sales/Distribution	16,000	Leased
Inchon, Korea	Manufacturing	12,000	Owned
Auckland, New Zealand	Sales/Distribution	9,000	Leased
Johannesburg, South Africa	Sales/Distribution	9,000	Leased

Item 3.                        Legal Proceedings

Neither Cascade nor any of our subsidiaries are involved in any material pending legal proceedings other than litigation related to environmental matters discussed below. We are insured against product liability, personal injury and property damage claims, which may occasionally arise.

On April 22, 2002, the Circuit Court of the State of Oregon for Multnomah County entered judgment in our favor in an action originally brought in 1992 against several insurers to recover various expenses incurred in connection with environmental litigation and related proceedings. The judgment was against two non-settling insurers. We subsequently reached a settlement of all claims with one of the insurers in return for a payment of $1.3 million, which we received October 22, 2004. The judgment against the remaining insurer is in the amount of approximately $800,000. The judgment also requires the insurer to defend us in suits alleging liability because of groundwater contamination emanating from our Fairview, Oregon plant and requires the insurer to pay approximately 3.1% of any liability imposed against us by judgment or settlement on or after March 1, 1997 on account of such contamination. We appealed the judgment, contending that the remaining insurer should be required to pay a larger share of our past and future expenses and liabilities, additional interest, and increased attorneys fees. The insurer has cross-appealed. We have not recorded any amounts that may be recovered from the insurer in our consolidated financial statements.

Item 4.                        Submission of Matters to a Vote of Security Holders

None

Item 4A.                Officers of the Registrant

Robert C. Warren, Jr.—Chief Executive Officer and President(1)—Mr. Warren, 56, has served as President and Chief Executive Officer of Cascade since 1996. He was President and Chief Operating Officer from 1993 until 1996 and was formerly Vice President—Marketing. Mr. Warren joined Cascade in 1972.

Gregory S. Anderson—Senior Vice President—Human Resources(1)—Mr. Anderson, 56, has served in his current position since 2002. He joined Cascade in 1984, and has served as Vice President—Human Resources since 1991.

Richard S. Anderson—Senior Vice President and Chief Financial Officer(1)—Mr. Anderson, 57, has served as Chief Financial Officer since 2001. Mr. Anderson has been employed by Cascade since 1972 and held several positions including his appointments as Vice President—Material Handling Product Group in 1996 and Senior Vice President—International in 1999.

Terry H. Cathey—Senior Vice President and Chief Operating Officer(1)—Mr. Cathey, 57, has served as Chief Operating Officer since 2000. He has been employed by Cascade since 1973 and has held several positions, including his appointments as Vice President—Material Handling Operations in 1996 and Vice President—Manufacturing in 1993.

Michael E. Kern, Vice President—Marketing(1)—Mr. Kern, 58, has served as Vice President—Marketing since 2003. He has been employed by Cascade since 1966 and has held several positions, including his appointments as Director of Dealer Marketing and Sales in 2001 and Aftermarket Sales Manager in 1999.

Charlie S. Mitchelson, Vice President and Managing Director, Europe(1)—Mr. Mitchelson, 49, joined Cascade in 1990. Prior to his current appointment as Managing Director—Europe in 1998, Mr. Mitchelson served as Managing Director of U.K. Cylinder Division from 1995 to 1998.

Jeffrey K. Nickoloff, Vice President—Corporate Manufacturing(1)—Mr. Nickoloff, 49, has served in his current position since 2002. He has held several positions with Cascade, including his appointments as Director of North American Manufacturing in 2000 and Plant Manager in 1993. Mr. Nickoloff joined Cascade in 1979.

Joseph G. Pointer, Vice President—Finance(1)—Mr. Pointer, 44, has served as Vice President—Finance since 2000. Prior to joining Cascade in 2000, Mr. Pointer was a partner at PricewaterhouseCoopers LLP in Portland, Oregon.

Anthony F. Spinelli, Vice President—OEM Products(1)—Mr. Spinelli, 62, has served as Vice President—OEM Products, since 2001. Prior to 2001, he was Managing Director, Canadian Operations. Mr. Spinelli joined Cascade in 1997 when we purchased Kenhar Corporation where he had served as President, Kenhar Americas.

John A. Cushing—Treasurer—Mr. Cushing, 44, has served as Treasurer since 2001. He previously was Assistant Treasurer from 1999 until 2001. Prior to joining Cascade in 1999, Mr. Cushing was Assistant Treasurer for Fred Meyer, Inc., a retail company in Portland, Oregon.

(1)—These individuals are considered executive officers of Cascade Corporation.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of January 31, 2005, there were 223 record holders of Cascade’s common stock including blocks of shares held by various depositories. It is our belief that when the shares held by the depositories are attributed to the beneficial owners, the total exceeds 1,500.

Market Information

The high and low sales prices of Cascade’s common stock based on intra-day prices on the New York Stock Exchange were as follows:

	Year ended January 31
	2005		2004
	High	Low	High	Low
Market price range:
First quarter	$24.15	$19.41	$15.48	$13.80
Second quarter	31.66	20.50	19.57	14.03
Third quarter	31.50	23.60	24.37	17.83
Fourth quarter	42.00	29.00	27.49	20.09

Common Stock Dividends

The common stock dividends declared were as follows:

	Year ended January 31
	2005	2004
First quarter	$0.11	$0.10
Second quarter	0.11	0.10
Third quarter	0.11	0.10
Fourth quarter	0.12	0.11
Total	$0.45	$0.41

Stock Exchange Listing and Transfer Agent

Cascade’s stock is traded on the New York Stock Exchange under the symbol CAE.

Cascade’s registrar and transfer agent is Mellon Shareholder Services, L.L.C., Shareholder Relations, P.O. Box 3315, South Hackensack, N.J., 07606, (800) 522-6645.

Item 6.                        Selected Financial Data

	Year Ended January 31
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts and employees)
Income statement data(1):
Net sales	$385,719	$297,756	$258,829	$252,715	$301,358
Operating income	$47,777	$32,025	$32,744	$13,433	$24,909
Income from continuing operations	$47,777	$18,506	$17,707	$5,302	$9,774
Net income	$28,490	$18,506	$17,707	$4,127	$11,863
Cash flow data:
Cash flows from operating activities	$38,148	$26,407	$23,941	$34,836	$28,049
Cash flows from investing activities(2)	$(14,857)	$(19,612)	$(7,718)	$(3,201)	$(6,228)
Cash flows from financing activities	$(17,232)	$(14,881)	$(18,056)	$(16,405)	$(31,317)
Stock information:
Basic earnings per share:
Income from continuing operations	$2.34	$1.55	$1.55	$0.47	$0.84
Net income	$2.34	$1.55	$1.55	$0.36	$1.02
Diluted earnings per share:
Income from continuing operations	$2.24	$1.49	$1.45	$0.44	$0.80
Net income	$2.24	$1.49	$1.45	$0.34	$0.97
Book value per common share	$17.82	$15.18	$12.70	$10.03	$10.18
Dividends declared	$0.45	$0.41	$0.10	$—	$0.20
Balance sheet information:
Working capital(3)	$94,154	$81,720	$71,201	$66,011	$64,747
Property, plant and equipment, net	$82,027	$75,244	$65,863	$61,412	$77,235
Total assets	$328,092	$292,819	$262,317	$247,286	$282,620
Long-term debt	$25,187	$38,111	$50,113	$65,679	$87,513
Shareholders’ equity	$217,883	$183,688	$144,748	$113,267	$116,503
Other:
Capital expenditures(1)(4)	$13,581	$11,403	$10,665	$7,303	$5,549
Depreciation(1)	$13,912	$12,152	$10,532	$10,349	$10,531
Amortization(1)	$3,150	$512	$261	$4,399	$5,366
Interest expense, net of interest income(1)	$3,008	$3,554	$4,228	$5,322	$6,852
Diluted weighted average shares outstanding	12,726	12,409	12,194	12,233	12,272
Number of employees	1,800	1,700	1,500	1,400	1,900

(1)          Except net income, excludes for all periods the data for our hydraulic cylinder division, which was sold in January 2002.

(2)          Includes $6.2 million and $11.7 million in fiscal 2005 and 2004, respectively, for business acquisitions.

(3)          Defined as current assets less current liabilities.

(4)          Excludes $5.4 million and $5.8 million in fiscal 2005 and 2004, respectively, of additions to property, plant and equipment from business acquisitions.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. We evaluate our estimates and judgments on an on-going basis, including those related to uncollectible receivables, inventories, goodwill and long-lived assets, warranty obligations, environmental liabilities and deferred taxes. We base our estimates on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies reflect our more significant judgments and estimates in the preparation of our consolidated financial statements.

Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses on accounts receivable resulting from the inability of customers to make required payments. Such allowances are based on an ongoing review of customer payments against terms and a review of customer financial statements and financial information. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory Reserves

Inventories are stated at the lower of cost or market. We maintain reserves to write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value, less costs to sell, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which would result in cost of goods sold in the consolidated statements of income being greater than expected in the period in which more information becomes available.

Intangible Assets

We adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets” on accounting for business combinations and goodwill as of the beginning of fiscal 2003. Accordingly, we no longer amortize goodwill from acquisitions. We continue to amortize other acquisition-related intangibles, which are not significant to our consolidated balance sheets.

As required by SFAS 142, we perform an impairment test annually, or earlier if indicators of potential impairment exist. Certain factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or our overall business and significant industry or economic trends. The impairment review is based on a discounted cash flow approach that uses estimates of future sales, sales growth rates, gross margins, expense and capital expenditure levels, the discount rate and estimated terminal values to determine the fair value of the operating entities should an impairment exist. Changes in these and other factors could result in impairments in the carrying value of goodwill, which would require a write down to the asset’s fair value.

Warranty Obligations

We offer certain warranties with the sale of our products. The warranty obligation is recorded as a liability on the balance sheet and is estimated through historical customer claims, product failure rates, material usage and service delivery costs incurred in correcting a product failure. Changes in these factors and changes in statutory requirements for product warranties in markets in which we sell our products may require an adjustment to the recorded warranty obligations.

Environmental Liabilities

We accrue environmental remediation and litigation costs if it is probable a liability has been incurred at the financial statement date and the amount can be reasonably estimated. Our liability for environmental costs, other than for costs of assessments themselves, are generally determined after the completion of investigations and studies and are based on the estimated cost of remediation activities we are then required to undertake. The gross liability is based on our best estimate of undiscounted future costs using currently available technology and applying current regulations, as well as our own historical experience regarding environmental cleanup costs. The reliability and precision of the estimates are affected by numerous factors, such as site evaluation and reevaluation of the degree of remediation required, claims by third parties and changes to environmental laws and regulations. We adjust our liabilities as new remediation requirements are defined, as information becomes available permitting reasonable estimates to be made and to reflect new facts.

Deferred Taxes

Our provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment. We are subject to taxation from federal, state and international jurisdictions. The taxes paid to these jurisdictions are subject to audit, although to date the results of any tax audits have been minor.

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. We record a valuation allowance to reduce our deferred tax assets when it is more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers or net operating loss carryforwards, will not be realized. We have recorded on our consolidated balance sheets a valuation allowance against various deferred tax assets. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. We continually evaluate strategies that could allow for the future utilization of our deferred tax assets.

Benefit Plans

We make a number of assumptions with regard to both future financial conditions and future actions by plan participants to calculate on an actuarial basis the amount of income or expense and assets and liabilities recognized in association with our defined benefit and postretirement benefit plans. These assumptions include the expected return on plan assets, discount rate, health care cost trend rates and expected rates of retirement for plan participants. We review the assumptions on an annual basis and makes changes to reflect market conditions and the administration of the plans. While we believe the current assumptions are appropriate in the circumstances, actual results and changes in these assumptions in the future will result in adjustments which could impact the income or expense recognized in future years in relation to these plans.

COMPARISON OF FISCAL 2005 AND FISCAL 2004

Consolidated Summary

Net income for fiscal 2005 increased to $28.5 million ($2.24 per diluted share) from $18.5 million ($1.49 per diluted share) in fiscal 2004. This increase is primarily due to net sales growth of 21%, excluding currency gains. Additional net sales from acquired companies contributed almost 4%, while foreign currency fluctuations added nearly 5% to net sales. North America, Europe and Asia Pacific all experienced net sales growth of slightly over 20% during fiscal 2005 as compared to fiscal 2004, due to higher volumes of shipments and sales price increases. Gross margin slipped slightly in fiscal 2005 due primarily to increases in raw material costs offsetting sales increases. Operating income as a percentage of net sales increased from 10.8% to 12.4%, aided in part by income of $1.3 million from an insurance litigation settlement. Lower debt levels in fiscal 2005 resulted in lower interest charges than in fiscal 2004.

North America

	Year Ended January 31
	2005	%	2004	%	Change	Change %
	(In thousands)
Net sales	$208,553	100%	$171,709	100%	$36,844	21%
Cost of goods sold	128,175	61%	108,524	63%	19,651	18%
Gross profit	80,378	39%	63,185	37%	17,193	27%
Selling and administrative	41,413	20%	38,000	22%	3,413	9%
Amortization	2,638	1%	234	—	2,404	—
Insurance litigation recovery	(1,300)	—	—	—	(1,300)	—
Environmental expense	155	—	—	—	155	—
Operating income	$37,472	18%	$24,951	15%	$12,521	50%

Net sales in North America increased $37 million or 21% in fiscal 2005 to $209 million. Increased volume of shipments from North American facilities as well as price increases accounted for $35.4 million of the increase. The remaining increase is due to the change in foreign currency rates between the U.S. and Canadian dollar.

Historically, we have found that changes in the level of our net sales do not correspond directly to the percentage changes in lift truck industry shipments, but industry statistics do provide an indication of the direction of business activity. North American lift truck industry shipments from 2004 to 2005 increased 16%. We have maintained or increased our overall existing market share in North America during fiscal 2005.

North America’s gross margin increased to 39% in fiscal 2005 as compared to 37% in fiscal 2004. This increase is due primarily to increased shipments and better absorption of fixed costs and price increases in fiscal 2005. This benefit is  somewhat offset by higher raw material costs and the sale in the United States of certain products manufactured in Canada. Sales of these products are in U.S. dollars but a significant portion of the costs are in Canadian dollars. During 2005, the value of the U.S. dollar against the Canadian dollar decreased 7%.

Selling and administrative costs for fiscal 2005 increased 9% or $3.4 million over fiscal 2004. Excluding the effects of currency changes, these costs increased 8% or $3.0 million, driven primarily by higher levels of incentive pay, professional fees and sales commissions.

The increase in amortization expense is exclusively due to stock appreciation rights (SARS). We issued 453,000 SARS, which vest over four years, to key executives and directors under the Cascade Stock Appreciation Rights Plan (Plan) approved by shareholders in May 2004. See Note 10 to our Consolidated Financial Statements for further discussions about the Plan. The SARS amortization is influenced by two factors, the market price of our common stock at the end of the reporting period relative to the market price at the date of grant and the method for recognizing the related compensation cost.

During the period from the date of grant, May 26, 2004 to January 31, 2005 the market price of our common stock increased $15.45 per share, from $21.15 per share to $36.60 per share. This resulted in deferred compensation of $7.0 million recorded as additional paid-in-capital. We are amortizing the deferred compensation over the four year vesting period. We have amortized $2.5 million of deferred compensation during the year ended January 31, 2005. Assuming no change in the $36.60 market price of our common stock at January 31, 2005, the unamortized deferred compensation of $4.5 million would result in amortization expense of $2.4 million, $1.3 million and $620,000 in fiscal 2006, 2007 and 2008, respectively. Annual or quarterly increases in our common stock during fiscal 2006, 2007 and 2008 would result in additional amortization expenses. Correspondingly for quarterly or annual periods ending after January 31, 2005, any decreases in the market price of our common stock after January 31, 2005 will result in the reversal of previously recognized amortization expense. In addition, future grants will also impact earnings depending on changes in the price of our common stock. See “Recent Accounting Pronouncements” for further discussion regarding the impact of new accounting principles on SARS accounting.

Europe

	Year Ended January 31
	2005	%	2004	%	Change	Change %
	(In thousands)
Net sales	$118,723	100%	$81,114	100%	$37,609	46%
Cost of goods sold	95,094	80%	63,456	78%	31,638	50%
Gross profit	23,629	20%	17,658	22%	5,971	34%
Selling and administrative	23,328	20%	17,853	22%	5,475	31%
Amortization	485	—	255	—	230	90%
Operating loss	$(184)	—	$ (450)	—	$ 266	—

Europe’s fiscal 2005 net sales increased 46% or $37.6 million in comparison with fiscal 2004. Increased product shipments and price increases contributed $16.6 million to this increase. Changes in foreign currency rates, related primarily to the Euro, accounted for 12% or $10.1 million of the increase. Acquisitions in Germany and Italy over the last two years added $10.9 million to fiscal 2005 sales or 13% of the increase.

The overall European lift truck market has improved in fiscal 2005 with year-to-date orders and shipments increasing approximately 12%. Our increase in sales for certain OEM products has exceeded the market increase in lift truck orders and shipments, while the increase in other products has fallen below the industry trends. The current market in Europe continues to be very competitive. Our European competitors are generally smaller privately-held companies, some of which have a global presence. We believe the acquisitions in Italy and Germany over the last two years provide a solid operating base to build market share and compete more effectively in key European markets. We previously only had a limited presence in these markets.

Gross margins in Europe were 20% for fiscal 2005, down slightly from the fiscal 2004 gross margin of 22%. This 2% decrease is due primarily to increases in the cost of steel. We were not able to sufficiently offset the cost increases with customer price increases across all product lines.

Selling and administrative costs for fiscal 2005 increased 31% or $5.5 million over fiscal 2004. Acquisitions added $2.1 million of selling and administrative costs. Higher warranty costs and information technology costs to integrate acquired locations and implement Sarbanes-Oxley accounted for $1.8 million or 10% of the increase. The remaining increase relates to currency changes.

In addition to completing acquisitions in 2004 and 2005, we have taken several steps we believe will have a positive impact on future profitability in Europe. These include the introduction of new products, rationalization of existing manufacturing operations to reduce overall costs and more aggressive marketing campaigns in select markets.

Asia Pacific

	Year Ended January 31
	2005	%	2004	%	Change	Change %
	(In thousands)
Net sales	$58,443	100%	$44,933	100%	$13,510	30%
Cost of goods sold	39,268	67%	30,140	67%	9,128	30%
Gross profit	19,175	33%	14,793	33%	4,382	30%
Selling and administrative	8,658	15%	7,246	16%	1,412	19%
Amortization	28	—	23	—	5	22%
Operating income	$10,489	18%	$ 7,524	17%	$ 2,965	39%

Asia Pacific net sales grew by 30% or $13.5 million in fiscal 2005 over fiscal 2004. Excluding currency changes, net sales increased 23% or $10.5 million. A significant portion of this increase relates to sales in China. Overall sales in China grew 47% in fiscal 2005, but still only account for approximately 5% of our consolidated net sales. Substantially all of our products manufactured in China are currently sold within that country. We have experienced increased competition over the past years in certain key markets, particularly China. We are working to maintain our market share in China with increased marketing and sales activities.

Gross margins were 33% in fiscal 2005, consistent with fiscal 2004.

Selling and administrative costs in Asia Pacific for fiscal 2005 increased 19% over fiscal 2004. Excluding the effect of foreign currency changes, the increase was 12% from fiscal 2004, primarily due to marketing activities and additional business in China.

Non-Operating Items

Our interest expense in fiscal 2005 decreased 22% in comparison with fiscal 2004. The decrease is due to lower overall debt levels. See “Financial Condition and Liquidity” for additional discussion of Company debt levels and payments.

Consolidated interest income decreased by $454,000 in fiscal 2005 as compared to fiscal 2004 due to the receipt of payment in full of notes receivable related to the sale of our hydraulic cylinder division during late fiscal 2004.

Our effective tax rate for fiscal 2005 increased to 37% in comparison to 35% in fiscal 2004. The increase is due to a reduction in the benefit received from international financing.

On October 11, 2004, the U.S. Congress passed the American Jobs Creation Act of 2004 (Act). The Act includes two primary provisions, relating to a tax deduction for qualified domestic manufacturing activities and a temporary incentive for U.S. multinational companies to repatriate accumulated foreign earnings, which could impact us in fiscal 2006 and future years. We are currently evaluating the impact of the domestic manufacturing benefit on our consolidated tax accrual or effective tax rate for fiscal 2006. Currently, we have no plans to repatriate accumulated foreign earnings pursuant to the guidelines outlined in the Act. However, since the temporary incentive is provided for a period of one year we will continue to reassess the potential for modifying our plan through the end of fiscal 2006.

COMPARISON OF FISCAL 2004 AND FISCAL 2003

Consolidated Summary

Net income for fiscal 2004 increased to $18.5 million ($1.49 per diluted share) from $17.7 million ($1.45 per diluted share) in fiscal 2003. The increase in net income was primarily the result of strong operating results in Asia Pacific and lower interest costs from reduced debt levels. Although consolidated net sales increased 15% over fiscal 2003, the majority of this increase could be attributed to currency changes and acquisitions. Excluding these items, the year over year sales growth was 5%. Overall operating income decreased 2% in fiscal 2004. Europe continued to feel the effects of depressed economic conditions and competitive pressures and incurred an operating loss for the year. North America’s operating income was negatively impacted by currency changes between the Canadian and U.S. dollar. In addition, selling and administrative costs increased over fiscal 2003 levels.

North America

	Year Ended January 31
	2004	%	2003	%	Change	Change %
	(In thousands)
Net sales	$171,709	100%	$162,774	100%	$8.935	5%
Cost of goods sold	108,524	63%	98,705	61%	9,819	10%
Gross profit	63,185	37%	64,069	39%	(884)	(1)%
Selling and administrative	38,000	22%	36,067	22%	1,933	5%
Amortization	234	—	214	—	20	9%
Recovery of note receivable	—	—	(2,500)	(1)%	2,500	—
Environmental expenses	—	—	2,100	1%	(2,100)	—
Operating income	$24,951	15%	$28,188	17%	$(3,237)	(11)%

Net sales in North America increased $8.9 million or 5% in fiscal 2004 to $171.7 million. The change in foreign currency rates between the U.S. and Canadian dollar accounted for $3.2 million of the fiscal 2004 sales increase. The remaining $5.7 million or 4% increase was due to an increased volume of shipments from North American facilities.

North American lift truck industry shipments from 2003 to 2004 increased 11%. During 2003, industry shipments were at depressed levels in comparison with historical shipments. We believed the 2004 shipment levels were more representative of normal business levels for the industry. Although the growth in lift truck shipments exceeded our net sales growth, we believed, we had maintained or slightly increased our existing market share in North America during fiscal 2004.

North America’s gross margin decreased to 37% in fiscal 2004 as compared to 39% in fiscal 2003. This decrease was due primarily to the sale in the United States of certain products manufactured in Canada. Our sales of these products were in U.S. dollars but a significant portion of the costs were in Canadian dollars. During 2004, the value of the U.S. dollar against the Canadian dollar decreased 13%. The effect of this change reduced the overall gross margins.

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

During fiscal 2003, Cascade and The Boeing Company entered into a settlement agreement with the City of Portland, Oregon (City) regarding litigation brought by the City in 1999 alleging damages arising from the proximity of the groundwater contamination in the area of the respective plants to a City water well field. Our share of the $6.2 million settlement was $3.6 million. We had recorded a $1.5 million charge related to the settlement in fiscal 2002 and recorded additional environmental expenses of $2.1 million during fiscal 2003. The full settlement was paid in fiscal 2003.

We recorded $2.5 million of income in fiscal 2003 related to a settlement reached between Cascade and Maine Rubber related to outstanding principal and interest due under the note receivable described in Note 21 to the Consolidated Financial Statements. The $2.5 million payment was payment in full for the release of any remaining liability of Maine Rubber under the note receivable. We had recorded a $7.3 million allowance against the note balance in fiscal 2002 due to financial difficulties experienced by Maine Rubber.

Europe

	Year Ended January 31
	2004	%	2003	%	Change	Change %
	(In thousands)
Net sales	$81,114	100%	$60,404	100%	$20,710	34%
Cost of goods sold	63,456	78%	46,335	77%	17,121	37%
Gross profit	17,658	22%	14,069	23%	3,589	26%
Selling and administrative	17,853	22%	13,539	22%	4,314	32%
Amortization	255	—	26	—	229	—
Operating income (loss)	$ (450)	—	$ 504	1%	$ (954)	—

Europe’s fiscal 2004 net sales increased 34% or $20.7 million in comparison with fiscal 2003. Changes in foreign currency rates, related primarily to the Euro, accounted for just over 50% or $10.5 million of the increase. Acquisitions in Germany and Italy during fiscal 2004 added $8.4 million to fiscal 2004 sales or 41% of the increase. The remaining fiscal 2004 sales increase of $1.8 million, or 3% of fiscal 2003 sales, was due to increases in product shipments. Overall industry shipment levels in Europe in fiscal 2004 were consistent with 2003 levels. We believed we had increased our existing market share in Europe.

Gross margins in Europe were 22% for fiscal 2004, down slightly from the fiscal 2003 gross margin of 23%. This 1% decrease was due primarily to lower sales prices on certain products in Europe.

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

Our European operations had continued to experience declining financial results and incurred an operating loss of $450,000 in fiscal 2004 in comparison with operating income of $504,000 in fiscal 2003.

Additional costs related to the 2004 acquisitions were the most significant factor contributing to the fiscal 2004 operating loss.

Asia Pacific

	Year Ended January 31
	2004	%	2003	%	Change	Change %
	(In thousands)
Net sales	$44,933	100%	$35,651	100%	$9,282	26%
Cost of goods sold	30,140	67%	24,715	69%	5,425	22%
Gross profit	14,793	33%	10,936	31%	3,857	35%
Selling and administrative	7,246	16%	6,863	20%	383	6%
Amortization	23	—	21	—	2	10%
Operating income	$ 7,524	17%	$ 4,052	11%	$3,472	86%

Asia Pacific net sales grew by 26% or $9.3 million in fiscal 2004 over fiscal 2003. Excluding currency changes, net sales increased 16% or $5.8 million. A significant portion of the increase excluding currency changes relates to sales in China. Overall sales in China grew 46% in fiscal 2004, but still only account for 4% of our consolidated net sales. Substantially all of our products manufactured in China are currently sold within that country.

Gross margins in the Asia Pacific region increased to 33% in fiscal 2004 from 31% in fiscal 2003. This increase was due primarily to higher shipment volumes in China. In addition, gross margins in Australia had increased steadily over the past year as we benefit from the restructuring activities, which occurred in prior years.

Selling and administrative costs in Asia Pacific for fiscal 2004 increased 6% over fiscal 2003. Excluding the effect of foreign currencies, selling and administrative expenses decreased 5% from fiscal 2003. We had been able to reduce overall spending levels despite the increased sales activity in the region.

Non-Operating Items

Interest expense in fiscal 2004 decreased 20% in comparison with fiscal 2003. The decrease was due to our efforts to reduce our overall debt levels. See “Financial Condition and Liquidity” for additional discussion of our debt levels and payments.

Consolidated interest income decreased by $469,000 in fiscal 2004 as compared to fiscal 2003 due to the receipt of payment in full of notes receivable related to the sale of our hydraulic cylinder division.

Our effective tax rate for fiscal 2004 decreased to 35% in comparison to 37% in fiscal 2003. This decrease was due to higher levels of pre-tax income in lower tax rate jurisdictions of foreign entities, as well as our ability to utilize research and development credits. These benefits were reduced by our recording of a valuation allowance against certain foreign subsidiary net operating losses.

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the three years ended January 31, 2005 by classifying transactions into three major categories of activities: operating, investing and financing.

Operating

Our main source of liquidity is cash generated from operating activities. This consists of net income adjusted for noncash operating items such as depreciation and amortization, losses on disposition of assets, deferred income taxes, as well as changes in operating assets and liabilities.

Net cash provided by operating activities was $38.1 million in fiscal 2005 as compared to $26.4 million in fiscal 2004. The increase in fiscal 2005 was due to higher levels of net income, depreciation and amortization and accounts payable. These improvements were offset by increases in other operating assets, primarily accounts receivable and inventory.

Our net cash provided by operating activities increased to $26.4 million in fiscal 2004 from $23.9 million in fiscal 2003. The increase in fiscal 2004 was due to higher levels of net income and depreciation and amortization and a reduction in the income taxes receivable. These improvements were offset with changes in other operating accounts, primarily accounts receivable and inventory. Fiscal 2003 net cash from operating activities was increased by the recovery of a portion of a note receivable previously written off.

Investing

The principal recurring investing activities are capital expenditures. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Capital expenditures were $13.6 million, $11.4 million and $10.7 million during fiscal 2005, 2004 and 2003, respectively. We believe the level of capital expenditures is sufficient to maintain required operational requirements. We expect capital expenditures in fiscal 2006 to approximate depreciation expense and fiscal 2005 capital expense.

We held marketable securities of $1.5 million and $6 million at January 31, 2005 and 2004, respectively. These securities consisted of auction rate securities issued by various state agencies throughout the United States. These securities are insured either through third party agencies or reinsured through the federal government. The securities are long-term instruments maturing through 2019; however, the interest rates and maturities are reset approximately every month, at which time we can sell the securities. Accordingly, we have classified the securities as short-term in the consolidated balance sheets. Interest rates on the securities ranged from 1.4% to 3.8%, per annum.

On October 14, 2004, we completed the acquisition of the assets of Falkenroth Foerdertechnik, GmbH in Schalksmuhle, Germany. The aggregate purchase price paid in cash for Falkenroth, net of assumed liabilities, was $6.2 million.

On March 31, 2003, we completed the acquisition of FEMA Forks GmbH (FEMA), a supplier of forks based in Hagen, Germany. The aggregate purchase price paid in cash for FEMA, net of assumed liabilities, was $3.6 million. On October 21, 2003, we acquired Roncari S.r.l., an Italian supplier of material handling equipment. The aggregate purchase price paid in cash for Roncari, net of assumed liabilities, was $8.1 million.

Proceeds from the sale of securities received as a reversion from a pension plan terminated in 1997 were $1.0 million during fiscal 2005.

During the fourth quarter of fiscal 2002, we sold our hydraulic cylinder division to Precision Hydraulic Cylinders, Inc. (Precision) for approximately $13 million. As partial consideration we received a $9 million note receivable. In addition, under the terms of sale, we made interim operating capital advances to Precision of $2.1 million in fiscal 2003. These advances were repaid to us by January 31, 2003. During fiscal 2004, we received $9.6 million from Precision as payment in full of all amounts due from the sale of the hydraulic cylinder division.

The remaining proceeds from notes receivable in fiscal 2003 related to the $2.5 million settlement of the Maine Rubber note receivable.

Financing

We continued with our planned reduction of debt balances in each of the three years ended January 31, 2005. As of January 31, 2005, we had made all scheduled debt payments. Any additional payments to prepay scheduled amounts are subject to penalties. We are continually evaluating our option to make additional debt payments and incur the penalties in light of our current cash position.

We repurchased $1.4 million of common stock in fiscal 2003. There were no repurchases during fiscal 2005 and fiscal 2004.

We declared dividends of $.45, $.41 and $0.10 per share in fiscal 2005, 2004, and 2003, respectively.

The issuance of common stock related to the exercise of stock options generated $1.6 million and $1.3 million of cash in fiscal 2005 and 2004, respectively.

FINANCIAL CONDITION AND LIQUIDITY

Working capital at January 31, 2005 was $94.2 million as compared to $81.7 million of working capital at January 31, 2004. Our current ratio at January 31, 2005 was 2.51 to 1 in comparison to 2.59 to 1 at January 31, 2004.

Total outstanding debt, including notes payable to banks, at January 31, 2005 was $40.6 million in comparison with $53.9 million at January 31, 2004. Our debt to equity ratio improved to .19 to 1 at January 31, 2005 from .29 to 1 at January 31, 2004. Our debt agreements contain covenants relating to net worth and leverage ratios. We are in compliance with debt covenants at January 31, 2005. Borrowing arrangements currently in place with commercial banks provide committed lines of credit totaling $25.0 million, of which $1.8 million were being used through the issuance of letters of credit at January 31, 2005. Average interest rates on notes payable to banks were 3.74% at January 31, 2005 and 2.78% at January 31, 2004.

We believe our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditure and debt retirement requirements for fiscal 2006.

OTHER MATTERS

During fiscal 2004 and 2003, the holder of our exchangeable preferred stock exchanged 800,000 of those shares for the same amount in common stock. These non-cash transactions resulted in a reclassification of $8.5 million in fiscal 2004 and $2.8 million in 2003 from exchangeable preferred stock into common stock and additional paid-in capital and had no effect on earnings per share as presented in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. No exchangeable preferred stock remained outstanding at January 31, 2005.

We maintain defined benefit pension plans in the United Kingdom, Canada and France and a postretirement health care plan in the United States covering certain employees. We calculate the net periodic pension costs related to our defined benefit and postretirement benefit plans on an annual basis. Due to changes in assumptions in the discount rate and health care cost trend rates to reflect market conditions and actual rates of return on plan assets, our pension costs have increased in recent years. This trend of increasing pension costs may continue in future years. However, we are also investigating various options with these plans to mitigate future cost increases.

The U.S. dollar weakened in fiscal 2005 in comparison to most foreign currencies used by our significant foreign operations. As a result, foreign currency translation adjustments increased shareholders’ equity by $6.7 million in fiscal 2005. In fiscal 2004 and 2003, the foreign currency translation adjustments increased shareholders’ equity by $17.7 million and $13.5 million, respectively.

We are currently engaged in ongoing environmental remediation efforts at both of our Fairview, Oregon and Springfield, Ohio manufacturing facilities. Current estimates provide for some level of remediation activities in Fairview through 2027 and Springfield through 2010. Costs of certain remediation activities at the Fairview facility are shared with The Boeing Company, with Cascade paying 70% of actual remediation costs. Liabilities for the ongoing remediation efforts at our Fairview and Springfield facilities and certain environmental litigation are $8.5 million and $9.4 million at January 31, 2005 and 2004, respectively. The accrued environmental expenses recorded as a current liability on the consolidated balance sheet at January 31, 2005 represent our estimated cash expenditure for ongoing remediation activities for the fiscal year ending January 31, 2006.

We sold our hydraulic cylinder division to Precision Hydraulic Cylinders, Inc. (Precision) on January 15, 2002. Under the terms of the sale, we assigned to Precision an operating lease related to a manufacturing facility in Beulaville, North Carolina. We are the guarantor on the lease in the event Precision fails to comply with the lease terms. The lease requires payments by Precision of approximately $21,000 per month through November 2007.

The following summarizes our contractual obligations and commitments as of January 31, 2005:

	Payment due by period
	Total	Less than 1 year	2-3 years	4-5 years	Greater than 5 years
	(In thousands)
Notes payable to banks	$ 2,461	$ 2,461	$ —	$—	$—
Long-term debt, including capital leases	38,103	12,916	25,187	—	—
Operating leases	7,538	2,249	3,333	1,524	432
Total	$48,102	$17,626	$28,520	$1,524	$432

OFF BALANCE SHEET ARRANGEMENTS

At January 31, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2004, FASB Staff Position No. 106-1 (FSP 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued. FSP 106-1 permitted the deferral of recognizing the effects of the Act in the accounting for post retirement health care plans under SFAS No. 106, “Employers' Accounting for Postretirement Benefactors Other Than Pensions,” and in providing disclosure related to the plans required by SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” We elected the deferral provided by this FSP.

In May 2004, the FASB issued Staff Position No. 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”

FSP No. 106-2 discusses further the effect of the Act and supersedes FSP 106-1. This Act introduces a federal subsidy to employers whose prescription drug benefits are actuarially equivalent to the new Medicare Part D. We believe our postretirement benefit plan is actuarially equivalent to Part D. FSP 106-2 considers the effect of the two new features introduced in the Act in determining our accumulated postretirement benefit obligation (“APBO”) and net periodic post retirement benefit cost. The effect on the APBO will be accounted for as an actuarial experience gain to be amortized into income over the average remaining service period of plan participants. As permitted by FSP 106-2, we have elected to account for the impact of this benefit prospectively beginning in the third quarter of the year ended January 31, 2005. The adoption of FSP 106-2 reduced our accumulated postretirement benefit obligation at June 30, 2004, the date of adoption, from $9.5 million to $8 million. This reduction relates to benefits attributed to past service. Our estimated annual net periodic benefit cost after the adoption of FSP 106-2 was reduced by $286,000 to $1 million. The $286,000 reduction in annual cost includes $20,000, $85,000 and $181,000 in service cost, interest cost and amortization of recognized actuarial losses, respectively. The impact on the net periodic benefit cost for the year ended January 31, 2005 was a $72,000 reduction in the cost.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123(R), ‘‘Share-Based Payment’’, which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. On April 14, 2005, the Securities and Exchange Commission amended the compliance date for SFAS 123R until the first quarter of fiscal 2007. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative. SFAS 123R is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS 123. We are currently evaluating SFAS 123R, including the method of adoption, and expect it will result in modifications to our current accounting for both stock options and SARS.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position and results of operations.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rate and interest rate fluctuations. A significant portion of our net sales are denominated in currencies from international markets outside the United States. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of the foreign currencies in relation to the United States dollar.

The table below illustrates the hypothetical increase in fiscal 2005 net sales of a 10% weaker U.S. dollar against foreign currencies which impact our operations (in millions):

Euro	$8.6
Canadian dollar	$2.7
British pound	$2.8
Other currencies (representing net sales less than 12% of consolidated net sales)	$4.4

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

Presuming that the full impact of commodity steel price increases is reflected in all steel and steel based component purchases, we estimate our gross margin percentage would decrease by approximately 0.3% for each 1.0% increase in commodity steel prices. Based on our statement of income for the year ended January 31, 2005, a 1% increase in commodity steel prices would have decreased consolidated gross profit by approximately $1.1 million.

During fiscal 2005, we experienced significant increases in prices for steel and steel components. We moved aggressively to offset these increases through a variety of means, including sales price increases, surcharges and alternative sourcing arrangements. We were more successful in North America and Asia Pacific in realizing the full benefits of these mitigating measures. In Europe the measures were not as successful, resulting in some erosion of gross margins for certain products. During fiscal 2006 we are expecting some additional steel price increases and will continue to implement mitigating measures where needed.

Substantially all of our debt at January 31, 2005 has a fixed interest rate. Any additional payments to prepay scheduled amounts of debt are subject to penalties. At January 31, 2005, the penalties to retire all of our long-term debt were $1.7 million. A hypothetical immediate increase in interest rates by 1% would decrease the fair value of our long-term debt outstanding at January 31, 2005 by $660,000.

Item 8.                        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cascade Corporation

We have completed an integrated audit of Cascade Corporation’s fiscal 2005 consolidated financial statements and of its internal control over financial reporting as of January 31, 2005 and audits of its fiscal 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cascade Corporation and its subsidiaries at January 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 31, 2005 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on criteria established in “Internal Control—Integrated Framework” issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Portland, Oregon

April 15, 2005

Cascade Corporation
Consolidated Statements of Income

	Year Ended January 31
	2005	2004	2003
	(In thousands, except per share amounts)
Net sales	$385,719	$297,756	$258,829
Cost of goods sold	262,537	202,120	169,755
Gross profit	123,182	95,636	89,074
Selling and administrative expenses	73,399	63,099	56,469
Amortization	3,151	512	261
Insurance litigation recovery	(1,300)	—	—
Environmental expenses	155	—	2,100
Recovery of note receivable	—	—	(2,500)
Operating income	47,777	32,025	32,744
Interest expense	3,570	4,570	5,713
Interest income	(562)	(1,016)	(1,485)
Other (income) expense, net	(218)	40	329
Income before provision for income taxes	44,987	28,431	28,187
Provision for income taxes	16,497	9,925	10,480
Net income	28,490	18,506	17,707
Dividends paid on preferred shares of subsidiary	—	(30)	(60)
Net income applicable to common shareholders	$ 28,490	$18,476	$17,647
Basic earnings per share	$ 2.34	$1.55	$1.55
Diluted earnings per share	$ 2.24	$1.49	$1.45
Basic weighted average shares outstanding	12,164	11,934	11,372
Diluted weighted average shares outstanding	12,726	12,409	12,194

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation
Consolidated Balance Sheets

	As of January 31
	2005	2004
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$ 30,482	$ 25,584
Marketable securities	1,503	6,002
Trade accounts receivable, less allowance for doubtful accounts of $2,182 and $2,023	70,728	57,871
Inventories	46,212	36,353
Deferred income taxes	3,042	2,542
Income taxes receivable	—	142
Prepaid expenses and other	4,592	4,626
Total current assets	156,559	133,120
Property, plant and equipment, net	82,027	75,244
Goodwill	74,786	68,915
Deferred income taxes	9,688	9,703
Other assets	5,032	5,837
Total assets	$328,092	$292,819
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$ 2,461	$ 2,805
Current portion of long-term debt	12,916	13,018
Accounts payable	25,778	17,904
Accrued payroll and payroll taxes	7,283	6,815
Accrued environmental expenses	894	847
Other accrued expenses	13,073	10,011
Total current liabilities	62,405	51,400
Long-term debt, net of current portion	25,187	38,111
Accrued environmental expenses	7,799	8,551
Deferred income taxes	3,988	1,441
Other liabilities	10,830	9,628
Total liabilities	110,209	109,131
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $.50 par value, 20,000 authorized shares; 12,224 and 12,102 shares issued and outstanding	6,112	6,051
Additional paid-in capital	20,004	11,111
Unamortized deferred compensation	(4,506)	—
Retained earnings	188,507	165,495
Accumulated other comprehensive income	7,766	1,031
Total shareholders’ equity	217,883	183,688
Total liabilities and shareholders’ equity	$328,092	$292,819

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except per share amounts)

						Accumulated
			Additional	Unamortized		Other	Annual
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Income (Loss)
Balance at January 31, 2002	11,291	$5,646	$—	$—	$135,418	$(27,797)
Net income	—	—	—		17,707	—	$17,707
Dividends ($.10 per share)	—	—	—	—	(1,200)	—	—
Common stock issued	7	3	70		—	—	—
Exchangeable convertible preferred stock converted to common shares	200	100	2,744	—	—	—	—
Common stock repurchased	(100)	(50)	(1,346)	—	—	—	—
Translation adjustment	—	—	—	—	—	13,453	13,453
Balance at January 31, 2003	11,398	5,699	1,468	—	151,925	(14,344)	$31,160
Net income	—	—	—	—	18,506	—	$18,506
Dividends ($.41 per share)	—	—	—	—	(4,936)	—	—
Common stock issued	104	52	1,247	—	—	—	—
Exchangeable convertible preferred stock converted to common shares	600	300	8,230	—	—	—	—
Tax benefit from exercise of stock options	—	—	166	—	—	—	—
Translation adjustment	—	—	—	—	—	17,684	17,684
Minimum pension liability adjustment, net of tax benefit of $103	—	—	—	—	—	(2,309)	(2,309)
Balance at January 31, 2004	12,102	6,051	11,111	—	165,495	1,031	$33,881
Net income	—	—	—	—	28,490	—	$28,490
Dividends ($.45 per share)	—	—	—	—	(5,478)	—	—
Common stock issued	122	61	1,555	—	—	—	—
Tax benefit from exercise of stock options	—	—	340	—	—	—	—
Deferred compensation from stock appreciation rights	—	—	6,998	(6,998)	—	—	—
Amortization of deferred compensation	—	—	—	2,492	—	—
Translation adjustment	—	—	—	—	—	6,735	6,735
Balance at January 31, 2005	12,224	$6,112	$20,004	$(4,506)	$188,507	$7,766	$35,225

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation
Consolidated Statements of Cash Flows

	Year Ended January 31
	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$28,490	$18,506	$17,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,570	12,664	10,793
Amortization of deferred compensation	2,492	—	—
Deferred income taxes	2,062	1,802	2,395
Loss on disposition of assets	3	102	54
Recovery of note receivable	—	—	(2,500)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(12,803)	(9,810)	(3,472)
Inventories	(8,320)	(2,235)	386
Prepaid expenses and other	34	38	(1,535)
Accounts payable and accrued expenses	8,342	538	3,902
Current income taxes payable and receivable	2,210	3,581	(2,614)
Other liabilities	1,068	1,221	(1,175)
Net cash provided by operating activities	38,148	26,407	23,941
Cash flows from investing activities:
Capital expenditures	(13,581)	(11,403)	(10,665)
Sale of marketable securities	21,246	25,225	—
Purchase of marketable securities	(17,791)	(31,227)	—
Business acquisitions	(6,236)	(11,677)	—
Proceeds from sale of assets	314	844	268
Other assets	147	(930)	(5)
Proceeds from sale of investment	1,044	—	—
Advances on notes receivable	—	—	(2,102)
Proceeds from notes receivable	—	9,556	4,786
Net cash used in investing activities	(14,857)	(19,612)	(7,718)
Cash flows from financing activities:
Cash dividends paid	(5,478)	(4,936)	(1,200)
Payments on long-term debt and capital leases	(13,026)	(12,850)	(15,833)
Notes payable to banks, net	(344)	1,606	300
Common stock issued under stock option plan	1,616	1,299	73
Repurchase of common stock	—	—	(1,396)
Net cash used in financing activities	(17,232)	(14,881)	(18,056)
Effect of exchange rate changes	(1,161)	4,169	5,723
Change in cash and cash equivalents	4,898	(3,917)	3,890
Cash and cash equivalents at beginning of year	25,584	29,501	25,611
Cash and cash equivalents at end of year	$30,482	$25,584	$29,501
Supplemental disclosure of noncash information:
See Note 8 to Consolidated Financial Statements

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation
Notes to Consolidated Financial Statements

Note 1—Description of Business

Cascade Corporation is an international company engaged in the manufacture of materials handling products that are widely used on industrial fork lift trucks and, to a lesser extent, on construction, mining and agricultural vehicles. Accordingly, our sales are largely dependent on the sales of lift trucks and on the sales of replacement parts. A significant portion of our sales are made in North America and Europe. We are headquartered in Fairview, Oregon, employing approximately 1,800 people and maintaining operations in 15 countries outside the United States.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the company and our subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit and highly liquid investments with maturities of three months or less at the date of purchase.

Marketable Securities

Marketable securities consist of auction rate securities issued by various state agencies throughout the United States. We classify these securities as available-for-sale securities. These securities are insured either through third party agencies or reinsured through the federal government. The specific identification method is used to determine the cost of securities sold. There are no realized or unrealized gains or losses related to our marketable securities. The securities are long-term instruments maturing through 2019; however, the interest rates and maturities are reset approximately every month, at which time we can sell the securities. Accordingly, we have classified the securities as current assets in our consolidated balance sheets.

Allowances for Trade Accounts Receivable

Trade accounts receivable are stated net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses on accounts receivable resulting from the inability of our customers to make required payments. Such allowances are based on an ongoing review of customer payments against terms and a review of customer financial statements and financial information.

Inventories

Inventories are stated at the lower of average cost or market. Cost is computed on a standard basis, which approximates average cost.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is generally provided using the straight-line method over the estimated useful lives of the assets. Tooling costs are capitalized as machinery and equipment. Useful lives range from thirty to forty years for buildings, fifteen years for land improvements and two to ten years for machinery and equipment, including certain equipment under long-term capital leases. Maintenance and repairs are expensed as incurred and costs of improvements and renewals are capitalized. Upon disposal, cost and accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in operations.

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the fair value of the net identifiable assets acquired. Effective February 1, 2002, we no longer amortize goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”

We perform an annual review for impairment at the reporting unit level. The tests are performed by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. The factors considered by management in performing this assessment include current and projected future operating results and, changes in the intended uses of the assets, as well as the effects of obsolescence, demand, competition, and other industry and economic trends. As required by SFAS 142, management has completed our annual testing and determined that there has been no impairment of goodwill.

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

Common Stock

We follow the practice of recording amounts received upon the exercise of options by crediting common stock and additional paid-in capital. No charges are reflected in the consolidated statements of income as a result of the grant or exercise of stock options. We realize an income tax benefit from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.

Minimum Pension Liability Adjustment

We record a minimum pension liability adjustment to the extent that the accumulated pension benefit obligation exceeds the fair value of pension plan assets and accrued pension liabilities. This adjustment is reflected as a reduction in shareholders’ equity, net of income tax benefits.

Stock-Based Compensation

We account for our stock-based compensation under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” which permits the use of intrinsic value accounting. No stock-based compensation cost is reflected in net income for stock options, as all options granted had an exercise price equal to the market price of the underlying common stock on the date of grant. We have adopted disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure-an Amendment of FASB Statement No. 123.”

We also grant awards under a stock appreciation rights (SARS) plan. Under Financial Interpretation No. (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” SARS are accounted for under variable plan accounting. Accordingly, we record deferred compensation as a reduction of shareholders’ equity, equal to the excess of the market value of our common stock on the balance sheet date or date of exercise over the base price at the date of grant. The deferred compensation is amortized to expense over the vesting period based on the periods in which the executives and directors perform services.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year Ended January 31
	2005	2004	2003
	(In thousands, except per share amounts)
Net income—as reported	$28,490	$18,506	$17,707
Add: stock appreciation rights amortization, net of income taxes of $896 in 2005	1,596	—	—
Net income excluding stock appreciation rights amortization	30,086	18,506	17,707
Deduct: total stock-based compensation, net of income taxes of $499, $263 and $309 determined under fair value based method	(1,115)	(671)	(522)
Net income—pro forma	$28,971	$17,835	$17,185
Basic earnings per share—as reported	$2.34	$1.55	$1.55
Basic earnings per share—pro forma	$2.38	$1.49	$1.51
Diluted earnings per share—as reported	$2.24	$1.49	$1.45
Diluted earnings per share—pro forma	$2.29	$1.45	$1.42

The fair value of each stock option or SARS grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended January 31
	2005	2004	2003
Risk-free interest rate	3.8%	2.3%	4.5%
Expected volatility	42%	40%	40%
Expected dividend yield	2.1%	2.8%	2.9%
Expected life (in years)	5	5	5
Weighted average fair value at date of grant	$7.46	$4.16	$4.55

Foreign Currency Translation

We translate the balance sheets of our foreign subsidiaries using fiscal year-end exchange rates. The consolidated statements of income are translated using the average exchange rates for the period. The cumulative effect of such translations is included in shareholders’ equity.

Environmental Remediation

We accrue environmental costs if it is probable a liability has been incurred at the financial statement date and the amount can be reasonably estimated. Recorded liabilities have not been discounted. Environmental compliance and legal costs are expensed as incurred. Assets related to the recovery of amounts expended for environmental expenses are recognized only when realization is probable.

Foreign Currency Forward Exchange Contracts

Gains and losses on foreign currency forward exchange contracts, which generally mature in one month or less, are recognized in operations and measured over the period of the contract by reference to the forward rate for a contract to be consummated on the same future date as the original contract.

Revenue Recognition

We recognize revenue when the following criteria are met:

Persuasive evidence of an arrangement exists—Sales arrangements are supported by written or electronic documentation or evidence from a customer.

Delivery has occurred or services have been rendered —Revenue is recognized when title transfers and risk and rewards of ownership have passed to the customer. This generally occurs upon shipment of our product with “FOB Shipping Point” terms. Shipments with “FOB Destination” terms are recorded as revenue when products are delivered to the customer. Customers are responsible for payment even if the product is not sold to their end customer. Once shipping terms are met we have no continuing obligations or performance criteria requirements.

Fixed or determinable sales price—Sales are at fixed or established sales prices determined prior to the time the products are shipped with no customer cancellation, price protection or termination clauses.

Collectibility is reasonably assured—Based on our credit management policies we generally believe collectibility is reasonably assured when product is shipped to a customer. Provisions for uncollectible accounts and return allowances are recorded at the time revenue is recognized based on our historical experience.

Shipping and Handling Costs

We incur shipping, handling and other related costs for the shipment of goods to customers. These costs are recognized in the period in which the expenses occur and are classified as cost of goods sold. Amounts billed to customers for shipping, handling and related costs are reported as a component of net sales.

Warranty Obligations

We record a liability on our consolidated balance sheet for costs related to certain warranties we provide with the sales of our products. This liability is estimated through historical customer claims, product failure rates, material usage and service delivery costs incurred in correcting a product failure.

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

Research and Development Costs

Research and development costs are expensed as incurred and are related to developing new products and to improving existing products or processes. These costs primarily include salaries, supplies, legal costs related to patents and design costs. We incurred research and development costs of $3.2 million, $3.7 million, and $2.7 million for the years ended January 31, 2005, 2004 and 2003, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities, accounts receivable and foreign currency forward exchange contracts. We place our cash and cash equivalents in major financial institutions. Deposits held with the financial institutions may exceed the Federal Deposit Insurance Corporation limit.

Accounts receivable are with a large number of customers, primarily equipment manufacturers and dealers, dispersed across a wide geographic base. No single customer accounts for more than 10% of our consolidated net sales. Our consolidated net sales or accounts receivable for the years ended January 31, 2005, 2004 and 2003 to all original equipment manufacturers (OEM) customers were 40%, 35% and 32% of total net sales, respectively. This percentage is consistent with recent years. We perform on-going credit evaluations and do not require collateral. Allowances are maintained for potential credit losses when deemed necessary.

See Note 12 for discussion of foreign currency forward exchange contracts.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation. Such reclassifications had no impact on results of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Significant estimates and judgments made by our management include matters such as the collectibility of accounts receivable, realizability of deferred income tax assets, realizability of goodwill and long-lived assets, warranty liabilities, benefit plan assumptions and future costs of environmental matters.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if convertible securities, stock options or SARS were exercised or converted into common stock using the treasury stock method.

Recent Accounting Pronouncements

In January 2004, FASB Staff Position No. 106-1 (FSP 106-1), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued. FSP 106-1 permitted the deferral of recognizing the effects of the Act in the accounting for post retirement health care plans under SFAS No. 106, “Employers’ Accounting for Postretirement Benefactors Other Than Pensions,” and in providing disclosure related to the plans required by SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” We elected the deferral provided by this FSP.

In May 2004, the FASB issued Staff Position No. 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This Act introduces a federal subsidy to employers whose prescription drug benefits are actuarially equivalent to the new Medicare Part D. We believe our post retirement benefit plan is actuarially equivalent to Part D. FSP No. 106-2 discusses further the effect of the Act and supersedes FSP 106-1. FSP 106-2 considers the effect of the two new features introduced in the Act in determining our accumulated postretirement benefit obligation (“APBO”) and net periodic post retirement benefit cost. The effect on the APBO will be accounted for as an actuarial experience gain to be amortized into income over the average remaining service period of plan participants. As permitted by FSP 106-2, we have elected to account for the impact of this benefit prospectively beginning in the third quarter of the year ended January 31, 2005. The adoption of FSP 106-2 reduced our accumulated postretirement benefit obligation at June 30, 2004, the date of adoption, from $9.5 million to $8 million. This reduction relates to benefits attributed to past service. Our estimated annual net periodic benefit cost after the adoption of FSP 106-2 was reduced by $286,000 to $1 million. The $286,000 reduction in annual cost includes $20,000, $85,000 and $181,000 in service cost, interest cost and amortization of recognized actuarial losses, respectively. The impact on the net periodic benefit cost for the year ended January 31, 2005 was a $72,000 reduction in the cost.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. On April 14, 2005, the Securities and Exchange Commission amended the compliance date for SFAS 123R until the first quarter of fiscal 2007. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative. SFAS 123R is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS 123. We are currently evaluating SFAS 123R, including the method of adoption, and expect it will result in modifications to our current accounting for both stock options and SARS.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This Statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position and results of operations.

Note 3—Inventories

	January 31
	2005	2004
	(In thousands)
Finished goods and components	$30,516	$23,490
Work in process	865	1,251
Raw materials	14,831	11,612
	$46,212	$36,353

Note 4—Property, Plant and Equipment

	January 31
	2005	2004
	(In thousands)
Land	$6,047	$4,849
Buildings	44,229	41,698
Machinery and equipment	149,662	139,898
	199,938	186,445
Accumulated depreciation	(117,911)	(111,201)
	$82,027	$75,244

Depreciation expense for the years ended January 31, 2005, 2004 and 2003, was $13.9 million, $12.2 million and $10.5 million, respectively. Equipment financed under capital lease arrangements is not material.

Note 5—Debt

	January 31
	2005	2003
	(In thousands)
Senior notes, interest at 6.92% payable semi annually, principal due annually through fiscal 2008	$ 37,500	$ 50,000
Other, interest varies between 3.01% and 5.64%, principal due semi-annually through fiscal 2007	603	1,129
	38,103	51,129
Less current portion	(12,916)	(13,018)
Long-term debt	$ 25,187	$ 38,111

Our debt agreements contain covenants relating to net worth and leverage ratios. We were in compliance with these covenants at January 31, 2005. The average interest rate on notes payable to banks was 3.74% during fiscal 2005 and 2.78% during fiscal 2004.

Borrowing arrangements currently in place with commercial banks provide committed lines of credit totaling $25.0 million, of which $1.8 million were being used at January 31, 2005 through the issuance of letters of credit. Amounts under the lines of credit bear interest at LIBOR (2.96% at January 31, 2005 and

1.21% at January 31, 2004) plus a margin ranging from 0.80% to 1.00%. Commitment fees on unused amounts are .25%.

Future maturities of long-term debt are as follows (in thousands):

Year ended January 31
2006	$12,916
2007	12,687
2008	12,500
$38,103

Note 6—Income Taxes

	Year Ended January 31
	2005	2004	2003
	(In thousands)
Provision (benefit) for income taxes consisted of:
Current
Federal	$ 8,398	$ 3,429	$ 1,454
State	1,554	802	365
Foreign	7,096	4,231	6,266
	17,048	8,462	8,085
Deferred
Federal	(792)	663	4,811
State	242	48	358
Foreign	(1)	752	(2,774)
	(551)	1,463	2,395
Total provision for income taxes	$16,497	$9,925	$10,480
Income before provision for income taxes was as follows:
United States	$26,536	$17,430	$17,349
Foreign	18,451	11,001	10,838
	$44,987	$28,431	$28,187
Reconciliation of the federal statutory rate to the effective tax rate is as follows:
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.1	2.0	2.1
Tax on foreign earnings	(1.4)	(1.2)	5.4
U.S. export sales	(0.7)	(0.7)	(0.4)
International financing	(1.7)	(3.5)	(4.2)
Net change in valuation allowance	3.9	5.4	(0.6)
Other	(0.5)	(2.1)	(0.1)
Effective income tax rate	36.7%	34.9%	37.2%

The components of deferred income tax assets and liabilities recorded on the consolidated balance sheet are as follows (in thousands):

	January 31
	2005	2004
Deferred tax assets:
Accruals	$ 2,139	$ 2,273
Environmental	3,248	3,571
Employee benefits	3,454	2,160
Foreign tax credits	9,961	9,961
Foreign net operating losses	8,391	7,025
Foreign capital losses	2,156	2,019
Other	1,502	1,905
	30,851	28,914
Less: Valuation allowance	(11,437)	(9,525)
	19,414	19,389
Deferred tax liabilities:
Depreciation	(7,215)	(7,320)
Cumulative translation adjustment	(1,440)	—
Other	(2,017)	(1,265)
	(10,672)	(8,585)
Total net deferred tax asset	$ 8,742	$10,804

The net deferred tax asset is presented in our consolidated balance sheets as follows (in thousands):

	January 31
	2005	2004
Deferred income taxes—current asset	$3,042	$2,542
Deferred income taxes—long-term asset	9,688	9,703
Deferred income taxes—long-term liability	(3,988)	(1,441)
	$8,742	$10,804

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. We consider taxable income in prior carryback years to the extent permitted under the tax law, scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. We believe we will be able to generate sufficient taxable income to realize our deferred tax assets, net of valuation allowance, but changes in our operations due to market conditions could require the recording of additional valuation allowances in the future. It is reasonably possible that a change to the valuation allowance in the next year could be material.

We recorded a valuation allowance as of January 31, 2005 and January 31, 2004, primarily related to deferred tax assets for net operating loss carryforwards of foreign subsidiaries and foreign capital losses. The increase in the valuation allowance for the years ended January 31, 2005, 2004, and 2003, of $2.1 million, $4.1 million and $639,000, respectively, primarily relates to additional valuation allowances for net operating losses in foreign subsidiaries. Management determined it was more likely than not we would realize our deferred tax assets related to certain net operating loss carryforwards in our Australian subsidiary, for which a valuation allowance had previously been provided. Accordingly, the provision for income taxes included a $1.8 million and $186,000 reduction in expense for this reduction of the valuation allowance for years ended January 31, 2004 and 2003, respectively. We have foreign capital loss and net operating loss carryforwards at January 31, 2005 of $6.3 million and $27.0 million, respectively, which have no expiration dates. The net operating loss carryforwards relate to subsidiaries in Europe and Australia.

A deferred tax asset, net of valuation allowance, of $7.9 million has been recognized for U.S. foreign tax credits attributed to unrepatriated foreign earnings. Realization of this deferred tax asset is dependent on generating sufficient foreign-sourced U.S. taxable income. The ten-year expiration does not begin until the foreign earnings are repatriated. Currently, we have no plans to repatriate accumulated foreign earnings pursuant to the guidelines outlined in the American Jobs Creation Act of 2004.

Note 7—Capital Stock

During fiscal 2004 and 2003, the holder of our exchangeable preferred stock exchanged 800,000 of those shares for the same amount in common stock. These non-cash transactions resulted in a reclassification of $8.5 million in fiscal 2004 and $2.8 million in 2003 from exchangeable preferred stock into common stock and additional paid-in capital and had no effect on earnings per share. No exchangeable preferred stock remains outstanding at January 31, 2005.

Note 8—Supplemental Cash Flow Information

	Year Ended January 31
	2005	2004	2003
	(In thousands)
Cash paid during period for:
Interest	$3,741	$4,563	$5,237
Income taxes	$14,346	$3,960	$10,593
Business acquisitions:
Accounts receivable	$54	$5,286	$—
Inventories	1,539	3,687	—
Property, plant and equipment	5,405	5,788	—
Goodwill and intangible assets	—	3,562	—
Accounts payable and other liabilities assumed	(762)	(5,481)	—
Notes payable assumed	—	(1,165)	—
Supplemental disclosure of noncash information:
Minimum pension liability adjustment, net of tax benefit	$—	$2,309	$—
Deferred compensation from stock appreciation rights	$6,998	$—	$—
Conversion of exchangeable preferred stock to common stock	$—	$8,530	$2,844
Termination of lease receivable and related liability	$—	$—	$1,080

Note 9—Benefit Plans

We sponsor a number of defined contribution plans. We match employee contributions in varying degrees and also make contributions to certain plans based on a percentage of employee wages. Our expense under these plans was $3.8 million, $3.6 million, and $3.0 million for the years ended January 31, 2005, 2004 and 2003, respectively.

We sponsor various defined benefit pension plans covering certain employees in Canada, France and the United Kingdom. Benefits under the defined benefit pension plans are based on years of service and average earnings over a specified period of time. The net periodic cost of our defined benefit pension plans is determined using the projected unit credit method. Several actuarial assumptions are used to determine the defined benefit pension obligations and net periodic pension cost, the most significant of which are the discount rate, the long-term rate of asset return and changes in compensation levels. Our funding policy for defined benefit pension plans is to make annual contributions based on actuarially determined funding requirements.

The following table presents the changes in benefit obligations, changes in plan assets and funded status of our defined benefit pension and other postretirement benefit plans. Benefit obligation balances presented in the table reflect the projected benefit obligation (PBO) for our defined benefit pension plans and accumulated postretirement benefit obligations (APBO) for the postretirement benefit plan. Both the PBO and APBO include the estimated present value of future benefits that will be paid to plan participants, based on expected future salary growth and employee services rendered through the measurement date. We use a measurement date of January 31 for all defined benefit pension plans and December 31 for the postretirement plan.

	Year Ended January 31			Year Ended January 31
	Defined Benefit			Postretirement Benefit
	2005	2004	2003	2005	2004	2003
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$8,578	$7,264	$5,563	$9,389	$9,916	$5,269
Service cost	192	201	131	143	166	84
Interest cost	462	426	348	527	630	357
Participant contributions	66	71	80	—	—	—
Plan amendments	—	—	—	—	—	(177)
Benefits paid	(174)	(289)	(207)	(415)	(495)	(406)
Actuarial (gain) or loss	261	79	509	(1,562)	(828)	4,789
Settlements	(561)	—	—	—	—	—
Exchange rate changes	314	826	840	—	—	—
Benefit obligation at end of year	$9,138	$8,578	$7,264	$8,082	$9,389	$9,916
Change in plan assets
Fair value of plan assets at beginning of year	$6,078	$5,026	$4,851	$—	$—	$—
Actual return on plan assets	567	522	(580)	—	—	—
Employer contributions	420	169	167	415	495	406
Participant contributions	66	71	80	—	—	—
Benefits paid	(174)	(289)	(207)	(415)	(495)	(406)
Settlements	(561)	—	—	—	—	—
Exchange rate changes	231	579	715	—	—	—
Fair value of plan assets at end of year	$6,627	$6,078	$5,026	$—	$—	$—
Reconciliation of funded status
Funded status	$(2,511)	$(2,500)	$(2,238)	$(8,082)	$(9,389)	$(9,916)
Unrecognized actuarial loss	2,511	2,452	2,511	2,830	4,935	6,213
Net amount recognized at year-end	$—	$(48)	$273	$(5,252)	$(4,454)	$(3,703)
Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$254	$374	$496	$—	$—	$—
Accrued benefit liability	(254)	(422)	(223)	(5,252)	(4,454)	(3,703)
Net amount recognized at year-end	$—	$(48)	$273	$(5,252)	$(4,454)	$(3,703)
Components of net periodic benefit cost
Service cost	$192	$201	$131	$143	$166	$84
Interest cost	462	426	348	527	630	357
Expected return on plan assets	(422)	(392)	(392)	—	—	—
Recognized net actuarial loss	141	225	73	533	450	163
Net periodic benefit cost	$373	$460	$160	$1,203	$1,246	$604
Weighted-average assumptions
Discount rate for benefit obligation	5.3%	5.6%	5.4%	5.5%	6.0%	6.5%
Discount rate for net periodic benefit cost	5.6%	5.4%	5.7%	6.0%	6.5%	7.0%
Expected long-term rate of return on plan assets	7.0%	7.0%	7.0%	—	—	—
Varying rates of increase in compensation levels based on age	2.8%	2.5%	2.5%	—	—	—

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

Our principal objective is to ensure that plan assets are sufficient to enable all future pension liabilities to be paid when due. Plan assets are allocated with a goal to achieve diversification between and within various asset classes to meet long-term objectives of return, while mitigating against downside risks and considering expected cash flows. The asset allocations for the pension assets at January 31, 2005 and 2004 are as follows:

	Percentage of Plan Assets at January 31
Asset Category	2005	2004	Target allocation
Equity	54%	53%	53%
Debt	46%	47%	47%

Equity includes domestic and international equity securities, such as common, preferred or other capital stock, as well as mutual funds. Debt includes domestic and international debt securities, such as U.S. and other foreign government securities, corporate bonds and commercial paper.

We determine the discount rate for both the defined benefit pension plans and the other postretirement plan each year as of the measurement date, based on a review of interest rates associated with long-term high quality corporate bonds in the geographic region where the plan is maintained.

The accumulated benefit obligation is the actuarial present value of benefits attributed to employee services rendered to date, excluding assumptions about future compensation levels. The accumulated benefit obligation for all defined benefit pension plans was $9.0 million at January 31, 2005 and $8.6 million at January 31, 2004. We recorded a minimum pension liability adjustment, net of tax benefit, of $2.3 million in other long term liabilities during fiscal 2004 related to our defined benefit pension plans. There has been no change in the amount of the net minimum pension liability as of January 31, 2005.

We also provide a postretirement benefit plan, consisting of health care coverage to eligible retirees and qualifying dependents in the United States. Benefits under this postretirement benefit plan are generally based on age at retirement and years of service. The net periodic cost of the postretirement plan is determined using the projected unit credit method. Other significant actuarial assumptions include the discount rate and health care cost trend rates (rate of growth for medical costs). We are accruing the estimated future costs of providing postretirement benefits to eligible active employee’s during the active service period. Our postretirement plan is not funded. Annual contributions to the postretirement plan represent the benefits paid for the year.

Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement benefit plan. The assumed health care cost trend rates used in measuring the APBO were as follows at January 31:

	January 31
	2005	2004
Health care cost trend rate assumed next year	13%	15%
Ultimate trend rate	4.5%	4.5%
Year ultimate trend rate is reached	2013	2013

A one percentage point increase in the health care cost trend rates would increase the APBO as of January 31, 2005 by $986,000 and net periodic postretirement benefit cost by $89,000. A one percentage point decrease in the health care cost trend rates would decrease the APBO as of January 31, 2005 by $836,000 and net periodic postretirement cost by $75,000.

Our expected contribution in fiscal 2006 to the defined benefit pension plans is $181,000 and to the postretirement benefit plan is $403,000.

The table below reflects the estimated total pension benefits and other postretirement gross benefit payments to be paid from the plans over the next ten years (in thousands):

		Postretirement Benefit
	Defined Benefit	Gross Benefit Payments	Medicare Subsidy
2006	$196	$778	$—
2007	247	848	107
2008	296	910	121
2009	303	1,012	137
2010	307	1,144	148
2011 – 2015	1,883	7,172	920

Note 10—Stock Compensation Plans

We have reserved 1,400,000 shares of common stock for the Cascade Corporation 1995 Senior Managers’ Incentive Stock Option Plan (the Plan). The Plan permits the award of stock options to officers and key employees until May 8, 2005. Under the terms of the Plan, the purchase price of shares subject to each option granted must not be less than the fair market value on the date of grant. Accordingly, no compensation cost has been recognized under the Plan. Outstanding options begin vesting twenty-five percent per year one year after the date of grant and expire ten years after the date of grant.

A summary of the Plan’s status at January 31, 2005, 2004, and 2003 together with changes during the periods then ended are presented in the following table:

	Outstanding Options	Weighted Average Price Per Option
Balance at January 31, 2002	840,093	$12.60
Granted	214,000	13.92
Exercised	(15,455)	12.49
Forfeited	(75,074)	13.79
Balance at January 31, 2003	963,564	11.52
Granted	331,900	14.12
Exercised	(103,947)	12.85
Forfeited	—	—
Balance at January 31, 2004	1,191,517	13.16
Granted	121,600	21.15
Exercised	(122,382)	13.44
Forfeited	(5,677)	13.12
Balance at January 31, 2005	1,185,058	13.96

The following table summarizes information about options outstanding at January 31, 2005:

	Options Outstanding			Options Exerciseable
Exercise Price Range:	Total Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life	Number of Shares Exerciseable	Weighted Average Exercise Price
$9.55 - 11.22	365,470	$10.38	6	292,485	$10.39
13.00 - 14.30	518,853	14.07	8	168,153	14.02
15.25 - 16.00	59,466	15.63	2	59,466	15.63
16.38 - 18.02	119,669	17.15	3	119,669	17.15
21.15	121,600	21.15	9	—	21.15
	1,185,058			639,773

Our shareholders approved the Cascade Corporation Stock Appreciation Rights Plan (SARS Plan) in May 2004. The SARS Plan provides for the award of up to 750,000 stock appreciation rights (SARS) to officers, key managers and directors. The SARS provide the holder the right to receive an amount, payable in our common shares, equal to the excess of the market value of our common stock on the date of exercise over the base price established by our Board of Directors’ Compensation Committee at the time the right was granted. The base price may not be less than the market price of our common stock on the date of grant.

Under FIN 28, SARS are accounted for under variable plan accounting. Accordingly, we record deferred compensation as a reduction of shareholders’ equity, equal to the excess of the market value of our common stock on the balance sheet date or date of exercise over the base price at the date of grant. The deferred compensation is amortized to expense over the vesting period based on the periods in which the executives and directors perform services. On May 26, 2004, the Board of Directors awarded 453,000 SARS, which expire after ten years and vest over four years, at a grant price of $21.15. Stock-based employee compensation of $2.5 million was recognized as amortization expense related to the SARS for the year ended January 31, 2005. Unamortized deferred compensation recorded as a reduction of shareholders’ equity at January 31, 2005 was $4.5 million. Assuming no change in the $36.60 market price of our common stock at January 31, 2005, the unamortized deferred compensation would result in amortization expense of $2.4 million, $1.3 million, $620,000 and $130,000 in fiscal 2006, 2007, 2008 and 2009, respectively.

Note 11—Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended January 31
	2005	2004	2003
Basic earnings per share:
Net income	$28,490	$18,506	$17,707
Preferred stock dividends	—	(30)	(60)
Net income applicable to common shareholders	$28,490	$18,476	$17,647
Weighted average shares of common stock outstanding	12,164	11,934	11,372
	$ 2.34	$ 1.55	$ 1.55
Diluted earnings per share:
Net income applicable to common shareholders	$28,490	$18,476	$17,647
Effect of dilutive securities:
Preferred stock dividend	—	30	60
Net income	$28,490	$18,506	$17,707
Weighted average shares of common stock outstanding	12,164	11,934	11,372
Assumed conversion of exchangeable preferred stock	—	101	692
Dilutive effect of stock options	562	374	130
Diluted weighted average shares of common stock outstanding	12,726	12,409	12,194
	$ 2.24	$ 1.49	$ 1.45

Earnings per share is based on the weighted average number of common shares and potentially dilutive shares outstanding during the period, computed using the treasury stock method. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and stock appreciation rights, as well as the assumed conversion of exchangeable preferred stock. For the year ended January 31, 2003, options for the purchase of 260,058 shares of our stock were excluded from the calculation of diluted earnings per share because they were antidilutive.

Note 12—Derivative Instruments and Hedging Activities

We have operations and sell products to dealers and original equipment manufacturers throughout the world. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial exposures are monitored and managed within our foreign exchange management policy as approved by the Board of Directors. Our risk-management program focuses on the unpredictability of financial markets and seeks to reduce the effects that the volatility of these markets may have on our operating results.

We maintain a foreign currency risk-management strategy that uses derivative instruments to protect our interests from unanticipated fluctuations in earnings caused by volatility in foreign currency exchange rates. Various amounts of our payables, receivables and subsidiary royalties are denominated in foreign currencies, thereby creating exposures to changes in exchange rates.

We purchase foreign currency forward exchange contracts with contract terms lasting up to six months, but generally less than one month, to protect against the adverse effects that exchange rate fluctuations may have on foreign currency denominated receivables and payables. These derivatives do not qualify for hedge accounting, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The gains and losses on both the derivatives and the foreign currency denominated trade receivables and payables are recorded as transaction adjustments in current earnings thereby minimizing the effect on current earnings of exchange-rate fluctuations. During the years ended January 31, 2005, 2004 and 2003, foreign currency losses, included in other income and expense on the statements of income, were $640,000, $380,000, and $520,000, respectively.

By using derivative financial instruments to hedge exposures to changes in exchange rates, we expose ourselves to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivatives contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates repayment risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess repayment risk. We minimize the credit or repayment risk in derivative instruments by entering into transactions with counterparties whose credit ratings are AA or higher, monitoring the amount of exposure to each counterparty and monitoring the financial condition of our counterparties.

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

At January 31, 2005 and 2004, we had approximately $46.9 million and $35.3 million, respectively, nominal value of contracts in place to buy or sell foreign currency. The fair value of these contracts at January 31, 2005 and 2004 is not material and is recorded in the consolidated financial statements. The principal currencies hedged are denominated in Japanese yen, Canadian dollars, Euros and British pounds.

Note 13—Commitments and Contingencies

Environmental Matters

We are subject to environmental laws and regulations, which include obligations to remove or mitigate environmental effects of past disposal and release of certain wastes and substances at various sites. We record liabilities for affected sites when environmental assessments indicate probable cleanup and the costs can be reasonably estimated. Other than for costs of assessments themselves, the timing and amount of these liabilities is determined based on the estimated costs of remediation activities and our commitment to a formal plan of action, such as an approved remediation plan. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation and reevaluation of the degree of remediation required. We adjust our liabilities as new remediation requirements are defined, as information becomes available permitting reasonable estimates to be made and to reflect new and changing facts.

It is reasonably possible that changes in estimates will incur in the near term and the related adjustments to environmental liabilities may have a material impact on our net income. Unasserted claims are not currently reflected in our environmental remediation liabilities. It is also reasonably possible that these claims may also have a material impact on our net income if asserted. We cannot estimate at this time the amount of any additional loss or range of loss that is reasonably possible.

Our specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision impacting our Fairview, Oregon manufacturing facility. The records of decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted at or near the facility since 1996 and current estimates provide for some level of activity to continue through 2027. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. The recorded liability for the ongoing remediation activities at our Fairview facility was $7.5 million and $8.3 million at January 31, 2005 and 2004, respectively.

Springfield, Ohio

In 1994, we entered into a consent order with the Ohio Environmental Protection Agency, which required the installation of remediation systems for the cleanup of groundwater contamination at our Springfield, Ohio facility. The current estimate is that the remediation activities will continue through 2010. The recorded liability for ongoing remediation activities in Springfield was $1.1 million at both January 31, 2005 and 2004,

City of Portland Litigation

On November 6, 2002, Cascade and The Boeing Company entered into a settlement agreement with the City of Portland, Oregon (City) resolving litigation brought by the City in 1999 alleging damages arising from the proximity of groundwater contamination in the area of the respective plants to a City water well field. The agreement required a payment of $6.2 million to the City, of which our share was $3.6 million. We accrued a $1.5 million charge related to the litigation during the year ended January 31, 2002, and recorded a charge of approximately $2.1 million in the year ended January 31, 2003, related to the settlement. We paid the $3.6 million settlement in November 2002.

Presented below is a rollforward of our environmental liabilities and expenses for the three years ended January 31, 2005 (in thousands):

January 31
2002 Balance	Accrued	Cash Payments	2003 Balance	Accrued	Cash Payments	2004 Balance	Accrued	Cash Payments	2005 Balance

Fairview	$10,105	$(270)	$(598)	$9,237	$(357)	$(586)	$8,294	$—	$(833)	$7,461
Springfield	889	270	(199)	960	357	(213)	1,104	155	(173)	1,086
City of Portland litigation	1,500	2,100	(3,600)	—	—	—	—	—	—	—
Schalksmuhle, Germany	—	—	—	—	—	—	—	146	—	146
	$12,494	$2,100	$(4,397)	$10,197	$—	$(799)	$9,398	$301	$(1,006)	$8,693

On April 22, 2002, the Circuit Court of the State of Oregon for Multnomah County entered judgment in our favor in an action originally brought in 1992 against several insurers to recover various expenses incurred in connection with environmental litigation and related proceedings. The judgment was against two non-settling insurers. We subsequently reached a settlement of all claims with one of the insurers in return for a payment of $1.3 million, which we received October 22, 2004. The judgment against the remaining insurer is in the amount of approximately $800,000. The judgment also requires the insurer to defend us in suits alleging liability because of groundwater contamination emanating from our Fairview, Oregon plant and requires the insurer to pay approximately 3.1% of any liability imposed against us by judgment or settlement on or after March 1, 1997 on account of such contamination. We have appealed the judgment, contending that the remaining insurer should be required to pay a larger share of our past and future expenses and liabilities, additional interest, and increased attorneys fees. The insurer has cross-appealed. We have not recorded any amounts that may be recovered from the insurer in our consolidated financial statements.

Lease Commitments

We lease certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended January 31, 2005, 2004, and 2003 totaled $1.8 million, $1.4 million and $1.4 million, respectively. Future minimum rental commitments under these leases as of January 31, 2005 are as follows (in thousands):

2006	$2,249
2007	1,859
2008	1,474
2009	1,088
2010	436
Thereafter	432
$7,538

Lease Guarantee

We sold our hydraulic cylinder division to Precision Hydraulic Cylinders, Inc. (Precision) on January 15, 2002. Under the terms of the sale, we assigned to Precision an operating lease related to a manufacturing facility in Beulaville, North Carolina. We are a guarantor on the lease in the event Precision fails to comply with the lease terms. The lease requires payments by Precision of approximately $21,000 per month through November 2007. The total value of the lease guarantee using undiscounted cash flows is $714,000 at January 31, 2005.

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

Note 14—Fair Value of Financial Assets and Liabilities

The fair value of our financial instruments represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount of our cash and cash equivalents, marketable securities, trade receivables and payables and notes payable to banks approximates fair value due to the short maturity of these instruments. Fair value of long-term debt is estimated based either on quoted market prices for similar issues or on current rates offered to us for debt of the same remaining maturities. The estimated fair values of our financial liabilities for which the carrying amount does not approximate fair value is as follows:

	January 31
	2005		2004
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(In thousands)
Long-term debt, including current portion	$39,791	$38,103	$55,839	$51,129

Note 15—Segment Information

Our operating units have several economic characteristics and attributes, including similar products, distribution patterns and classes of customers. As a result, we aggregate our operating units into a single operating segment related to the manufacturing, distribution and servicing of material handling load engagement products primarily for the lift truck industry.

Revenues and operating results are classified according to the country of origin. Identifiable assets are attributed to the geographic location in which they are located. Net sales, operating results and identifiable assets by geographic region were as follows (in thousands):

	Year Ended January 31
2005	North America	Europe	Asia Pacific	Eliminations	Consolidation
Sales to unaffliated customers	$208,553	$118,723	$58,443	$—	$385,719
Transfers between areas	21,225	1,918	(95)	(23,048)	—
Net sales	$229,778	$120,641	$58,348	$(23,048)	$385,719
Operating income (loss)	$37,472	$(184)	$10,489		$47,777
Property, plant and equipment	$36,084	$41,004	$4,939		$82,027

	Year Ended January 31
2004	North America	Europe	Asia Pacific	Eliminations	Consolidation
Sales to unaffliated customers	$171,709	$81,114	$44,933	$—	$297,756
Transfers between areas	16,951	2,004	20	(18,975)	—
Net sales	$188,660	$83,118	$44,953	$(18,975)	$297,756
Operating income (loss)	$24,951	$(450)	$7,524		$32,025
Property, plant and equipment	$35,401	$35,124	$4,719		$75,244

	Year Ended January 31
2003	North America	Europe	Asia Pacific	Eliminations	Consolidation
Sales to unaffliated customers	$162,774	$60,404	$35,651	$—	$258,829
Transfers between areas	12,754	947	80	(13,781)	—
Net sales	$175,528	$61,351	$35,731	$(13,781)	$258,829
Operating income	$28,188	$504	$4,052		$32,744
Property, plant and equipment	$36,523	$25,464	$3,876		$65,863

Note 16—Warranty Obligations

Our warranty obligations, which are recorded in other accrued expenses on the consolidated balance sheet, are as follows:

	January 31
	2005	2004
	(In thousands)
Beginning obligation	$1,610	$1,322
Accruals for warranties issued during the period	3,083	2,269
Accruals for pre-existing warranties	15	124
Settlements during the year	(2,797)	(2,105)
Ending obligation	$1,911	$1,610

Note 17—Goodwill

The change in the amount of goodwill between January 31, 2005 and 2004 relates primarily to fluctuations in foreign currency. The following table provides a breakdown of goodwill by geographic region:

	January 31
	2005	2004
	(In thousands)
North America	$60,429	$56,612
Europe	11,211	9,154
Asia Pacific	3,146	3,149
	$74,786	$68,915

Note 18—Supplementary Quarterly Financial Information (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share amounts)
Year ended January 31, 2005
Net sales	$93,529	$92,376	$96,342	$103,472
Gross profit	$31,376	$29,351	$30,884	$31,571
Net income	$8,210	$6,502	$8,691	$5,087
Net income per share:
Basic	$0.68	$0.54	$0.71	$0.42
Diluted	$0.65	$0.51	$0.68	$0.39
Year ended January 31, 2004
Net sales	$68,934	$75,633	$75,772	$77,417
Gross profit	$22,711	$24,987	$24,824	$23,114
Net income	$5,373	$5,742	$5,092	$2,299
Net income per share:
Basic	$0.46	$0.48	$0.42	$0.19
Diluted	$0.44	$0.47	$0.41	$0.18

Note 19—Acquisitions

During fiscal 2004, we completed the acquisition of two materials handling equipment manufacturers, FEMA Forks GmbH (FEMA), located in Germany, and Roncari S.r.l. (Roncari), located in Italy. The FEMA acquisition was completed on March 31, 2003, and the Roncari acquisition was completed on October 21, 2003. The aggregate purchase prices paid in cash for FEMA and Roncari, net of assumed liabilities, were $3.6 million and $8.1 million, respectively.

During fiscal 2005, we purchased the assets of Falkenroth Foerdertechnik (Falkenroth), a major German fork manufacturer. Falkenroth was placed into insolvency by its creditors in March 2004. The total purchase price for the assets was approximately $6.2 million, net of assumed liabilities.

Note 20—Accumulated Other Comprehensive Income (Loss)

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
	(In thousands)
Balance at January 31, 2002	$(27,797)	$—	$(27,797)
Translation adjustment	13,453	—	13,453
Balance at January 31, 2003	(14,344)	—	(14,344)
Translation adjustment	17,684	—	17,684
Minimum pension liability adjustment, net of tax	—	(2,309)	(2,309)
Balance at January 31, 2004	3,340	(2,309)	1,031
Translation adjustment	6,735	—	6,735
Balance at January 31, 2005	$ 10,075	$(2,309)	$ 7,766

Note 21—Proceeds from Notes Receivable

In April 1999, we completed the sale of our industrial tire division to Maine Rubber Company (Maine Rubber). As partial consideration for the sale, we received a $7.3 million uncollateralized note receivable from Maine Rubber. The note receivable required quarterly interest and principal payments beginning in April 2003. We recorded a $7.3 million allowance in fiscal 2002 related to the note receivable from Maine Rubber due to uncertainty about Maine Rubber’s financial condition. In November 2002, we reached a settlement with Maine Rubber regarding the outstanding principal and interest due under the note receivable. Under the terms of the settlement, we received $2.5 million as payment in full for the release of any remaining liability of Maine Rubber under the note receivable. We recorded the $2.5 million cash payment in our consolidated statement of income in fiscal 2003.

On January 15, 2002, we sold substantially all of the assets of our hydraulic cylinder division, including manufacturing and sales operations in Beulaville, North Carolina and Cramlington, Northumberland, United Kingdom to a new company, Precision (Note 13). As partial consideration we received a note receivable of $9 million from Precision. Under the terms of the sale, we made operating cash advances to Precision of $2.1 million during fiscal 2003. The advances were at the prime rate plus 1%. All operating advances were repaid to us by January 31, 2003. In August 2003, we received a payment of $9.6 million from Precision as payment in full of all principal and interest amounts outstanding under the notes receivable from the sale of our hydraulic cylinder division.

Note 22—Gain on Sale of Investment

During fiscal 2005, a trust under a U.S. defined benefit plan we terminated in 1997 sold publicly traded common stock received in the demutualization of an insurance company. The trust had purchased annuities from the insurance company prior to the termination of the plan. The sale resulted in a gain of approximately $1.0 million and proceeds in the same amount, which were available for reversion to us. We contributed $324,000 of the proceeds directly to a defined contribution plan maintained for the benefit of all of our U.S. employees. The $324,000 contribution is included in selling and administrative expenses. We retained the balance of the proceeds.

Schedule II

Cascade Corporation
Valuation and Qualifying Accounts
(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Years ended January 31:
2005
Allowance for doubtful accounts and notes	$2,023	$571	$(412)	$2,182
Valuation allowances—deferred tax assets	$9,525	$2,057	$(145)	$11,437
2004
Allowance for doubtful accounts and notes	$1,801	$807	$(585)	$2,023
Valuation allowances—deferred tax assets	$7,313	$4,109	$(1,897)	$9,525
2003
Allowance for doubtful accounts and notes	$8,658	$451	$(7,308)	$1,801
Valuation allowances—deferred tax assets	$6,860	$639	$(186)	$7,313

Item 9.                        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework”. Based on our assessment we concluded that, as of January 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of January 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the three months ended January 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, on June 22, 2004 our Chief Financial Officer certified to the New York Stock Exchange that he was not aware of any violation by Cascade of the New York Stock Exchange’s corporate governance listing standards.

Item 9B.     Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Information regarding our directors is set forth under the heading “Proposal 1: Election of Directors” in the Company’s Proxy Statement for its 2005 Annual Meeting to be filed within 120 days after our fiscal year end of January 31, 2005, (“Proxy Statement”) and is incorporated into this report by reference. Information regarding our executive officers is set forth in Part I, Item 4A of this report.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Mr. Duane C. McDougall (Chair), Dr. Nicholas R. Lardy, Mr. James S. Osterman, Dr. Nancy A. Wilgenbusch, and Mr. Henry W. Wessinger II, each of whom is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Audit Committee Financial Expert

Our Board of Directors has determined that Duane C. McDougall, Chair of the Audit Committee, is an audit committee financial expert as defined in Item 401(h) of Regulation S-K of the Exchange Act and is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

We have adopted a code of ethics and business responsibilities (“Code”) for directors, officers (including the CEO, CFO, principal accounting officer, and persons performing similar functions) and employees, which is Exhibit 14 of this report. A copy of the Code is available on our website at www.cascorp.com/investor. Shareholders may also request a free copy of the Code from:

Cascade Corporation
Attention: Secretary
Post Office Box 20187
Portland, Oregon 97294-0187
503-669-6300

We will post on our website any required amendments to or waivers granted under the Code pursuant to Securities and Exchange Commission or New York Stock Exchange disclosure rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated into this report by reference.

Item 11.      Executive Compensation

Information regarding compensation of our named executive officers is set forth under the heading “Executive Officer Compensation” in the Proxy Statement and is incorporated into this report by reference. Information regarding compensation of our directors is set forth under the heading “Corporate Governance and Other Board Matters—Director Compensation” in the Proxy Statement and is incorporated into this report by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

Information concerning the security ownership of certain beneficial owners, directors, and executive officers of Cascade is set forth under the heading “Voting Securities-Stock Ownership Of Certain Beneficial Owners And Management” in the Proxy Statement and is incorporated into this report by reference.

Information regarding our equity compensation plans is set forth under the heading “Equity Compensation Plan Information” in the Proxy Statement and is incorporated into this report by reference.

Item 13.                 Certain Relationships and Related Transactions

None.

Item 14.                 Principal Accounting Fees and Services

Information concerning fees paid to our independent auditors is set forth under the heading “Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated into this report by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

The individual financial statements of the registrant and its subsidiaries have been omitted since the registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together exceed 5% of the total consolidated assets at January 31, 2005, except indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the year of its origination.

3.   Exhibits

3.1	Articles of Incorporation, as amended, filed as Exhibit 4.1 to the Registration Statement on Form S-8 (Registration No. 333-111860) filed with the Commission on January 12, 2004.(1)
3.2	Bylaws, as amended, filed as exhibit 3.2 to Form 10-K filed with the Commission on April 7, 2004.(1)
10.1	Severance Agreement dated May 25, 2000, with Richard S. Anderson, filed as Exhibit 3 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)
10.2	Severance Agreement dated May 25, 2000, with Terry H. Cathey, filed as Exhibit 2 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)
10.3	Severance Agreement dated May 25, 2000, with Robert C. Warren, Jr., filed as Exhibit 1 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)
10.4

1999 Amendment and Restatement of the Cascade Corporation 1995 Senior Managers’ Incentive Stock Option Plan filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-103581) filed with the Commission on March 4, 2003.(1)(2)

10.5	Form of Stock Option Agreement for 1999 Amendment and Restatement of the Cascade Corporation 1995 Senior Managers’ Incentive Stock Option Plan.(2)
10.6	Cascade Corporation Stock Appreciation Rights Plan, filed as Appendix B to Proxy Statement for 2004 Annual Meeting filed with the Commission on April 14, 2004.(1)(2)
10.7	Form of Stock Appreciation Rights Agreement for Cascade Corporation Stock Appreciation Rights Plan.(2)
10.8	Summary of Non-Employee Director and Named Executive Officer Compensation Arrangements.(2)
14	Code of Ethics and Business Responsibilities for Directors, Officers, and Employees filed as Exhibit 14 to Form 10-K, filed with the Commission on April 7, 2004.(1)
21	Subsidiaries of the registrant.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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

/s/ ROBERT C. WARREN, JR.	President and Chief Executive Officer, and Director	April 18, 2005
Robert C. Warren, Jr.	(Principal Executive Officer)	Date
/s/ RICHARD S. ANDERSON	Senior Vice President and Chief Financial Officer	April 18, 2005
Richard S. Anderson	(Principal Financial and Accounting Officer)	Date
/s/ JAMES S. OSTERMAN		April 18, 2005
James S. Osterman	Director	Date
/s/ NICHOLAS R. LARDY		April 18, 2005
Nicholas R. Lardy	Director	Date
/s/ DUANE C. MCDOUGALL		April 18, 2005
Duane C. McDougall	Director	Date
/s/ HENRY W. WESSINGER II		April 18, 2005
Henry W. Wessinger II	Director	Date
/s/ NANCY A. WILGENBUSCH		April 18, 2005
Nancy A. Wilgenbusch	Director	Date

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, filed as Exhibit 4.1 to the Registration Statement on Form S-8 (Registration No. 333-111860) filed with the Commission on January 12, 2004.(1)
3.2	Bylaws, as amended, filed as exhibit 3.2 to Form 10-K filed with the Commission on April 7, 2004.(1)
10.1	Severance Agreement dated May 25, 2000, with Richard S. Anderson, filed as Exhibit 3 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)
10.2	Severance Agreement dated May 25, 2000, with Terry H. Cathey, filed as Exhibit 2 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)
10.3	Severance Agreement dated May 25, 2000, with Robert C. Warren, Jr., filed as Exhibit 1 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)
10.4

1999 Amendment and Restatement of the Cascade Corporation 1995 Senior Managers’ Incentive Stock Option Plan filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-103581) filed with the Commission on March 4, 2003.(1)(2)

10.5	Form of Stock Option Agreement for 1999 Amendment and Restatement of the Cascade Corporation 1995 Senior Managers’ Incentive Stock Option Plan.(2)
10.6	Cascade Corporation Stock Appreciation Rights Plan, filed as Appendix B to Proxy Statement for 2004 Annual Meeting filed with the Commission on April 14, 2004.(1)(2)
10.7	Form of Stock Appreciation Rights Agreement for Cascade Corporation Stock Appreciation Rights Plan.(2)
10.8	Summary of Non-Employee Director and Named Executive Officer Compensation Arrangements.(2)
14	Code of Ethics and Business Responsibilities for Directors, Officers, and Employees filed as Exhibit 14 to Form 10-K, filed with the Commission on April 7, 2004.(1)
21	Subsidiaries of the registrant.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)          Incorporated by reference.

(2)          Indicates management contract or compensatory plan or arrangement.