Form 10-Q
period 2005-04-30
CASCADE CORP
filed 2005-06-09
CIK 18061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2005

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

The number of shares outstanding of the registrant’s common stock as of May 26, 2005 was 12,251,599.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited—in thousands, except per share amounts)

	Three Months Ended April 30
	2005	2004
Net sales	$114,515	$93,529
Cost of goods sold	77,027	62,153
Gross profit	37,488	31,376

Selling and administrative expenses	18,346	17,918
Amortization	(52)	140

Operating income	19,194	13,318
Interest expense	750	899
Interest income	(107)	(97)
Other income	(230)	(95)

Income before provision for income taxes	18,781	12,611
Provision for income taxes	6,573	4,401
Net income	$12,208	$8,210

Basic earnings per share	$1.00	$0.68
Diluted earnings per share	$0.95	$0.65

Basic weighted average shares outstanding	12,229	12,104
Diluted weighted average shares outstanding	12,827	12,558

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited—in thousands, except per share amounts)

	April 30 2005	January 31 2005
ASSETS
Current assets:
Cash and cash equivalents	$19,307	$30,482
Marketable securities	13,053	1,503
Trade accounts receivable, less allowance for doubtful accounts of $2,040 and $2,182	79,643	70,728
Inventories	48,328	46,212
Deferred income taxes	3,235	3,042
Prepaid expenses and other	4,470	4,592
Total current assets	168,036	156,559
Property, plant and equipment, net	79,729	82,027
Goodwill	74,029	74,786
Deferred income taxes	9,703	9,688
Other assets	4,786	5,032
Total assets	$336,283	$328,092

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$1,396	$2,461
Current portion of long-term debt	12,909	12,916
Accounts payable	22,275	25,778
Accrued payroll and payroll taxes	7,463	7,283
Income taxes payable	4,632	2,068
Other accrued expenses	11,360	11,005
Accrued environmental expenses	891	894
Total current liabilities	60,926	62,405
Long-term debt, net of current portion	25,181	25,187
Accrued environmental expenses	7,589	7,799
Deferred income taxes	3,664	3,988
Other liabilities	11,109	10,830
Total liabilities	108,469	110,209

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $.50 par value, 20,000 authorized shares; 12,241 and 12,224 shares issued and outstanding	6,121	6,112
Additional paid-in capital	17,897	20,004
Unamortized deferred compensation	(2,424)	(4,506)
Retained earnings	199,248	188,507
Accumulated other comprehensive income	6,972	7,766
Total shareholders’ equity	227,814	217,883
Total liabilities and shareholders’ equity	$336,283	$328,092

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited—in thousands, except per share amounts)

			Additional Paid-In Capital	Unamortized Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Year-To-Date Comprehensive Income (Loss)
	Common Stock
	Shares	Amount
Balance at January 31, 2005	12,224	$6,112	$20,004	$(4,506)	$188,507	$7,766

Net income	—	—	—	—	12,208	—	12,208
Dividends ($0.12 per share)	—	—	—	—	(1,467)	—	—
Common stock issued	17	9	180	—	—	—	—
Tax benefit from exercise of stock options	—	—	23	—	—	—	—
Deferred compensation from stock appreciation rights	—	—	(2,310)	2,310	—	—	—
Amortization of deferred compensataion	—	—	—	(228)	—	—	—
Translation adjustment	—	—	—	—	—	(794)	(794)

Balance at April 30, 2005	12,241	$6,121	$17,897	$(2,424)	$199,248	$6,972	$11,414

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited—in thousands)

	Three Months Ended April 30
	2005	2004
Cash flows from operating activities:
Net income	$12,208	$8,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,730	3,540
Amortization of deferred compensation	(228)	—
Deferred income taxes	(532)	(330)
Loss (gain) on disposition of assets	(28)	4
Changes in operating assets and liabilities:
Trade accounts receivable	(8,915)	(4,965)
Inventories	(2,116)	292
Prepaid expenses and other	122	412
Accounts payable and accrued expenses	(3,323)	3,028
Current income taxes payable	2,564	2,434
Other liabilities	444	168
Net cash provided by operating activities	3,926	12,793

Cash flows from investing activities:
Capital expenditures	(2,014)	(3,787)
Sales of marketable securities	1,000	3,500
Purchases of marketable securities	(12,550)	(6,040)
Proceeds from sale of assets	163	39
Other assets	70	572
Net cash used in investing activities	(13,331)	(5,716)

Cash flows from financing activities:
Cash dividends paid	(1,467)	(1,332)
Payments on long-term debt and capital leases	(13)	(114)
Notes payable to banks, net	(1,065)	(1,208)
Common stock issued under stock option plan	189	61
Net cash used in financing activities	(2,356)	(2,593)

Effect of exchange rate changes	586	(1,962)

Change in cash and cash equivalents	(11,175)	2,522

Cash and cash equivalents at beginning of period	30,482	25,584

Cash and cash equivalents at end of period	$19,307	$28,106

Supplemental disclosure of cash flow information:
See Note 10 to the consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Description of Business

Cascade Corporation is an international company engaged in the manufacture of materials handling products that are widely used on industrial fork lift trucks and, to a lesser extent, construction, mining and agricultural vehicles. Accordingly, our sales are largely dependent on sales of lift trucks and on the sales of replacement parts.  The majority of our products are sold to lift truck manufacturers and retail lift truck dealers.  A significant portion of our sales are made in North America and Europe.  We are headquartered in Fairview, Oregon, employing approximately 1,900 people and maintaining operations in 15 countries outside the United States.

Note 2—Interim Financial Information

The accompanying consolidated financial statements for the interim periods ended April 30, 2005 and 2004 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included on Form 10-K in our Annual Report for the fiscal year ended January 31, 2005.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.  Such reclassifications had no effect on results of operations.

Note 3—Segment Information

Our operating units have similar economic characteristics and attributes, including similar products, distribution patterns and classes of customers. As a result, we aggregate our operating units into a single operating segment related to the manufacturing, distribution and servicing of material handling products primarily for the lift truck industry.

Revenues and operating results are classified according to the region of origin. Property, plant and equipment are attributed to the geographic location in which they are located. Net sales, operating income and property, plant and equipment by geographic region were as follows (in thousands):

	Three Months Ended April 30
2005	North America	Europe	Asia Pacific	Eliminations	Consolidated
Net sales	$61,617	$36,704	$16,194	$—	$114,515
Transfers between regions	6,090	685	16	(6,791)	—
Total sales	$67,707	$37,389	$16,210	$(6,791)	$114,515
Operating income	$13,543	$2,651	$3,000		$19,194
Property, plant and equipment	$35,192	$39,613	$4,924		$79,729

2004	North America	Europe	Asia Pacific	Eliminations	Consolidated
Net sales	$50,594	$27,419	$15,516	$—	$93,529
Transfers between regions	5,655	791	22	(6,468)	—
Total sales	$56,249	$28,210	$15,538	$(6,468)	$93,529
Operating income	$9,669	$751	$2,898		$13,318
Property, plant and equipment	$35,456	$33,822	$4,770		$74,048

Note 4—Goodwill

The change in the amount of goodwill between April 30, 2005 and January 31, 2005 related entirely to fluctuations in foreign currency.  The following table provides a breakdown of goodwill by geographic region (in thousands):

	April 30 2005	January 31 2005
North America	$59,615	$60,429
Europe	11,270	11,211
Asia Pacific	3,144	3,146
	$74,029	$74,786

Note 5—Marketable Securities

Marketable securities consist of auction rate securities issued by various state agencies throughout the United States.  We classify these securities as available-for-sale securities.  These securities are insured either through third party agencies or reinsured through the federal government.  The specific identification method is used to determine the cost of securities sold. There were no realized or unrealized gains or losses related to our marketable securities during the first quarters of fiscal 2006 and fiscal 2005.  These securities are long-term instruments maturing through 2044; however, the interest rates and maturities are reset approximately every month, at which time we can sell the securities. Accordingly, we have classified these securities as current assets in our consolidated balance sheets.

Note 6—Inventories

Inventories stated at the lower of average cost or market are presented below by major class (in thousands).

	April 30 2005	January 31 2005
Finished goods and components	$31,222	$30,516
Work in process	566	865
Raw materials	16,540	14,831
	$48,328	$46,212

Note 7—Stock-Based Compensation

We account for our stock-based employee compensation under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” which permits the use of intrinsic value accounting. No stock-based employee compensation expense related to stock options was recognized in net income during the first quarter of fiscal 2006 or fiscal 2005, as all options granted had an exercise price equal to the market price of the underlying common stock on the date of grant.

We grant awards under a stock appreciation rights (SARS) plan.  The SARS provide the holder the right to receive an amount, payable in our common shares, equal to the excess of the market value of our common shares on the date of exercise over the base price established by our Board of Directors’ Compensation Committee at the time the right was granted. The base price may not be less than the market price of our common shares on the date of grant.

Under FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” SARS are accounted for under variable plan accounting, which requires a mark-to-market adjustment each quarter. Accordingly, we record deferred compensation as a reduction of shareholders’ equity, equal to the excess of the market value of our common shares on the balance sheet date or date of exercise over the base price at the date of grant. The deferred compensation is amortized to expense over the vesting period based on the periods in which the executives and directors perform services. On May 26, 2004, the Board of Directors awarded 453,000 SARS which vest over four years.   During the period from May 26, 2004 to January 31, 2005 we recorded SARS amortization expense of $2.5 million.  Due to the decrease in the market price of our common stock from $36.60 at January 31, 2005 to $31.50 at April 30, 2005, the net adjustment in the first quarter of fiscal 2006 was income of $228,000.  This represents the adjustment of previously recognized compensation expense related to SARS.  No amortization expense was recorded for SARS in the first quarter of fiscal 2005 since they were not granted until May 2004.

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

	Three Months Ended April 30
	2005	2004
Net income - as reported	$12,208	$8,210
Add: stock appreciation rights amortization, net of income tax expense of $80	(148)	—
Deduct: total stock-based compensation, net of income tax benefits of $140 and $68, determined under fair value based method	(297)	(172)
Net income - pro forma	$11,763	$8,038

Basic earnings per share - as reported	$1.00	$0.68
Basic earnings per share - pro forma	$0.96	$0.66
Diluted earnings per share - as reported	$0.95	$0.65
Diluted earnings per share - pro forma	$0.92	$0.64

Note 8—Commitments and Contingencies

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

Our specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision affecting our Fairview, Oregon manufacturing facility. The Records of Decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted since 1996 and current estimates provide for some level of activity to continue through 2027. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. We have a liability for the ongoing remediation activities at our Fairview facility of $7.3 million and $7.5 million at April 30, 2005 and January 31, 2005, respectively.

Springfield, Ohio

In 1994, we entered into a consent order with the Ohio Environmental Protection Agency, which required the installation of remediation systems for the cleanup of groundwater contamination at our Springfield, Ohio facility. The current estimate is that the remediation activities will continue through 2010.  Our liability for ongoing remediation activities at our Springfield facility was $1.1 million at both April 30, 2005 and January 31, 2005.

Insurance Litigation

In 2002, the Circuit Court of the State of Oregon for Multnomah County entered judgment in our favor in an action originally brought in 1992 against several insurers to recover various expenses incurred in connection with environmental litigation and related proceedings.  The judgment was against two non-settling insurers.  We subsequently reached a settlement of all claims with one of the insurers in return for a payment of $1.3 million, which we received October 22, 2004.   The judgment against the remaining insurer is in the amount of approximately $800,000.  The judgment also requires the insurer to defend us in suits alleging liability because of groundwater contamination emanating from our Fairview, Oregon plant and to pay approximately 3.1% of any liability imposed against us by judgment or settlement on or after March 1, 1997 on account of such contamination.  We appealed the judgment, contending that the remaining insurer should be required to pay a larger share of our past and future expenses and liabilities, additional interest and increased attorneys fees.  The insurer has cross-appealed.   We have not recorded any amounts we may recover from the remaining insurer in our consolidated financial statements.

Legal Proceedings

We are subject to legal proceedings, claims and litigation, in addition to the environmental matters previously discussed, arising in the ordinary course of business.  While the outcome of these matters is currently not determinable, management does not expect the ultimate costs to be material to our consolidated financial position, result of operations, or cash flows.

Lease Guarantee

We sold our hydraulic cylinder division to Precision Hydraulic Cylinders, Inc. (Precision) on January 15, 2002. Under the terms of the sale, we assigned to Precision an operating lease related to a manufacturing facility in Beulaville, North Carolina. We are a guarantor on the lease in the event Precision fails to comply with the lease terms. The lease requires payments by Precision of approximately $21,000 per month through November 2007.  The total value of the lease guarantee using undiscounted cash flows was approximately $651,000 at April 30, 2005.

Note 9—Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended April 30
	2005	2004
Basic earnings per share:
Net income	$12,208	$8,210
Weighted average shares of common stock outstanding	12,229	12,104
	$1.00	$0.68

Diluted earnings per share:
Net income	$12,208	$8,210
Weighted average shares of common stock outstanding	12,229	12,104
Dilutive effect of stock options and stock appreciation rights	598	454
Diluted weighted average shares of common stock outstanding	12,827	12,558
	$0.95	$0.65

Earnings per share is based on the weighted average number of common shares and potentially dilutive shares outstanding during the period, computed using the treasury stock method. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and stock appreciation rights.

Note 10—Supplemental Cash Flow Information

The following table presents information that supplements the consolidated statements of cash flow (in thousands):

	Three Months Ended April 30
	2005	2004
Cash paid during the period for:
Interest	$85	$56
Income taxes	$4,301	$2,130

Supplemental disclosure of noncash information
Deferred compensation from stock appreciation rights	$(2,310)	$—

Note 11—Benefit Plans

The following table represents the net periodic cost related to our benefit plans (in thousands):

	Defined Benefit		Postretirement Benefit
	Three Months Ended April 30		Three Months Ended April 30
	2005	2004	2005	2004
Net periodic benefit cost:
Service cost	$51	$153	$32	$37
Interest cost	119	109	108	137
Expected return on plan assets	(114)	(100)	—	—
Recognized net actuarial loss	32	28	86	145
	$88	$190	$226	$319

Note 12—Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 109-2 (FSP 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the Act).  The Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision), provided certain criteria are met.  FSP 109-2 provides accounting and disclosure guidance for the Repatriation Provision.  The impact of any repatriation of these earnings pursuant to the Act cannot reasonably be estimated at this time.  We expect to make a determination about the applicability of the Repatriation Provision by the end of 2005.

In December 2004, the FASB issued SFAS No. 123(R) (SFAS 123R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25.   On April 24, 2005, the Securities and Exchange Commission amended the compliance date for SFAS 123R until the first quarter of fiscal 2007.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options and SARS, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period.  Pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative.  SFAS 123R is effective for all stock-based awards granted on or after February 1, 2006.  In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date.  Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.  We are currently evaluating SFAS 123R, including the method of adoption, and expect it will result in modifications to our current accounting for both stock options and SARS.

In November 2004, the FASB issued SFAS No. 151 (SFAS 151), “Inventory Costs, an amendment of ARB No. 43,
Chapter 4.”  This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “….under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges…” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during the fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during the fiscal years beginning after the date this Statement was issued.  The adoption of SFAS 151 is not expected to have a material impact on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153 (SFAS 153), “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.”  The guidance in APB Opinion No. 29 (APB 29), “ Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged.  The guidance in that opinion, however, included certain exceptions to that principle.   This Statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS 153 is not expected to have a material impact on our financial position and results of operations.

Note 13—Warranty Obligations

We record a liability on our consolidated balance sheets for costs related to warranties with the sales of our products. This liability is estimated through historical customer claims, product failure rates, material usage and service delivery costs incurred in correcting a product failure. Our warranty obligations, which are recorded in other accrued expenses on the consolidated balance sheets, were as follows (in thousands):

	2005	2004
Balance at January 31	$1,911	$1,610
Accruals for warranties issued during the period	503	363
Accruals for pre-existing warranties	52	—
Settlements during the period	(548)	(390)
Balance at April 30	$1,918	$1,583

Note 14—Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in and the components of accumulated other comprehensive income (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
Balance at January 31, 2005	$10,075	$(2,309)	$7,766
Translation adjustment	(794)	—	(794)

Balance at April 30, 2005	$9,281	$(2,309)	$6,972

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references to fiscal periods are defined as periods ending in the year ended January 31, 2005 (fiscal 2005) and the year ending January 31, 2006 (fiscal 2006).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial position and results of operations is based on our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  We evaluate our estimates and judgments on an on-going basis, including those related to uncollectible receivables, inventories, goodwill and long-lived assets, warranty obligations, environmental liabilities and deferred taxes.  We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of our critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth on Form 10-K in our Annual Report for the year ended January 31, 2005.

COMPARISON OF FIRST QUARTER OF FISCAL 2006 AND FISCAL 2005

Consolidated Summary

Net income for the first quarter of fiscal 2006 increased to $12.2 million ($0.95 per diluted share) from $8.2 million ($0.65 per diluted share) for the first quarter of fiscal 2005.  The increase was due to higher sales in all regions compared to the prior year.  In particular, North America and Europe posted strong sales growth.  Excluding the effect of foreign currency fluctuations, net sales in North America and Europe grew 21% and 28%, respectively, in the first quarter of fiscal 2006 as compared to the same quarter of the prior year.  Consolidated gross profit percentage in the first quarter of fiscal 2006 was down 1% from the first quarter of fiscal 2005.  The primary factors contributing to the margin decrease were increased sales of lower margin products and higher material costs.  Selling and administrative costs increased 2% in the first quarter of fiscal 2006 over the comparable quarter of the prior year due entirely to foreign currency changes in the US dollar against the Euro, Canadian dollar and the British pound.

North America

	Three Months Ended April 30
	2005	%	2004	%	Change	Change %
	(In thousands)
Net sales	$61,617	100%	$50,594	100%	$11,023	22%
Cost of goods sold	37,625	61%	30,638	61%	6,987	23%
Gross profit	23,992	39%	19,956	39%	4,036	20%

Selling and administrative	10,640	17%	10,251	20%	389	4%
Amortization	(191)	—	36	—	(227)	—

Operating income	$13,543	22%	$9,669	19%	$3,874	40%

North America net sales were up $11.0 million or 22% in the first quarter of fiscal 2006 over fiscal 2005.  Our higher North American shipments were the result of a strong lift truck market in the first quarter of fiscal 2006.  The sales increase also reflected increases in sales prices over the last year to cover increasing material costs.  As in previous quarters, the relation between the U.S. dollar and the Euro in the first quarter of fiscal 2006 remained unfavorable for European imports into the U.S. market when compared to the same quarter of fiscal 2005.

Historically, we have found that changes in the level of our net sales do not correspond directly to the percentage changes in lift truck industry shipments, but industry statistics do provide an indication of the direction of business activity.  North American lift truck industry shipments from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 increased 25%.

Gross profit percentage for the first quarter of fiscal 2006 in North America benefited from the contribution of additional unit volume through our plants, absorbing more fixed costs than in the first quarter of fiscal 2005.  However, this was partially offset by increased material costs related to the price of steel.  We estimate our gross profit percentage will decrease by approximately 0.3% (measured against worldwide sales) for each 1% increase in steel prices, exclusive of any price increase passed along to our customers.  The value of the U.S. dollar in relation to the Canadian dollar decreased approximately 8% from the first quarter of fiscal 2005 to fiscal 2006, which had the effect of reducing gross margins in one of our Canadian plants.

Selling and administrative costs for the first quarter of fiscal 2006 increased 4% or $389,000 over the same quarter of the prior year.  Excluding $121,000 related to changes in currency rates, selling and administrative costs increased just over $268,000 or 3% due primarily to professional fees.

The net adjustment to stock appreciation rights (SARS) amortization in the first quarter of fiscal 2006 was income of $228,000 due to the decrease in the market price of our common stock from $36.60 at January 31, 2005 to $31.50 at April 30, 2005.  This represents the adjustment of previously recognized compensation expense related to SARS.  No amortization expense was recorded for SARS in the first quarter of fiscal 2005 since they were not granted until May 2004.

Europe

	Three Months Ended April 30
	2005	%	2004	%	Change	Change %
	(In thousands)
Net sales	$36,704	100%	$27,419	100%	$9,285	34%
Cost of goods sold	28,410	77%	21,232	77%	7,178	34%
Gross profit	8,294	23%	6,187	23%	2,107	34%

Selling and administrative	5,511	15%	5,340	19%	171	3%
Amortization	132	—	96	—	36	38%

Operating income	$2,651	8%	$751	4%	$1,900	—

Net sales in Europe increased $9.3 million or 34% during the first quarter of fiscal 2006 over the same quarter of fiscal 2005.  The primary contributor was additional sales of $5.5 million from our German manufacturing facility and reflects the utilization of the Falkenroth assets purchased in late fiscal 2004.    Foreign currency rate fluctuations between the US dollar and the Euro and the British pound accounted for $1.5 million of the increase in net sales.

Gross profit percentage in Europe remained constant at 23% for the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.  The benefits in absorption of fixed costs as a result of the increased sales volumes were offset by increased material costs.

Selling and administrative costs in Europe increased by $171,000 or 3% for the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.  Changes in foreign currency rates accounted for $300,000 of additional selling and administrative costs or nearly a 6% increase over the prior year.  Exclusive of foreign currency fluctuations, selling and administrative costs actually decreased $129,000 or slightly over 2% in the first quarter of fiscal 2006 as compared to the same quarter of fiscal 2005.  This was due primarily to lower sales and marketing costs.

In order to eliminate excess production capacity and lower overall production costs in Europe we announced plans on April 29, 2005 to close our manufacturing facility in Hoorn, The Netherlands.  Manufacturing operations in Hoorn will be moved to one of our facilities in Almere, The Netherlands or Verona, Italy.  The closure and movement of production will take place over the next six months and result in a reduction in our European workforce by approximately 20 employees.  We are currently finalizing the social plans with the local unions.  No accruals have been recorded in the April 30, 2005 financial statements related to the closure because the final terms of the social plans have not yet been approved.  Total direct costs related to the closure will be approximately $2.2 million, including employee related costs of $1.4 million and moving related costs of $800.000.  We expect to begin realizing the full benefits of this consolidation of operations in the first quarter of fiscal 2007.

Asia Pacific

	Three Months Ended April 30
	2005	%	2004	%	Change	Change %
	(In thousands)
Net sales	$16,194	100%	$15,516	100%	$678	4%
Cost of goods sold	10,992	68%	10,283	66%	709	7%
Gross profit	5,202	32%	5,233	34%	(31)	(1)%

Selling and administrative	2,195	14%	2,327	15%	(132)	(6)%
Amortization	7	—	8	—	(1)	(13)%

Operating income	$3,000	18%	$2,898	19%	$102	4%

Asia Pacific net sales increased $678,000 or 4% in the first quarter of fiscal 2006 over fiscal 2005.  Excluding the effect of foreign currencies, net sales increased $136,000 or 1%.  The largest contributing markets to the increase were Japan and China.  All other markets were consistent with or slightly below the prior year first quarter.

Gross profit percentage in the Asia Pacific region decreased to 32% in the first quarter of fiscal 2006 from 34% in the same quarter of the prior year.  The primary reason for the drop was an increase in sales of lower margin products in China.

Selling and administrative costs in the Asia Pacific region decreased $132,000 for the first quarter of fiscal 2006 as compared to fiscal 2005.  Excluding foreign currency fluctuations, selling and administrative costs decreased $197,000 or 8% when compared to the same quarter of the prior year.  The decrease was due to lower engineering and marketing costs in the first quarter of fiscal 2006.

Non-Operating Items

Interest income remained relatively constant during the first quarter of fiscal 2006 as compared to the same quarter of the prior year.  This was primarily due to comparable average balances of cash and marketable securities between the two periods.

Interest expense was approximately $149,000 or 17% lower in the first quarter of fiscal 2006 as compared to the same quarter of fiscal 2005 as a result of lower overall debt levels.  See “Financial Condition and Liquidity” for additional discussion of debt levels and payments.

The effective tax rate remained a constant 35% in the first quarter of fiscal 2006 compared to the same quarter of the prior year.

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended April 30, 2005 and April 30, 2004 by classifying transactions into three major categories of activities: operating, investing and financing.

Operating

Our main source of liquidity was cash generated from operating activities. This consisted of net income adjusted for noncash operating items such as depreciation and amortization, losses and gains on disposition of assets, deferred income taxes, and changes in operating assets and liabilities.

Net cash provided by operating activities was $3.9 million in the first three months of fiscal 2006 compared to $12.8 million for the same period in fiscal 2005. The decrease in fiscal 2006 was due to changes in operating accounts, primarily accounts receivable, inventories and accounts payable.  This decrease was partially offset by higher levels of net income and changes in income taxes payable.

Investing

The principal recurring investing activities were capital expenditures. These expenditures were primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Capital expenditures were $2.0 million and $3.8 million in the first three months of fiscal 2006 and 2005, respectively. We expect capital expenditures in the rest of fiscal 2006 to approximate depreciation expense. Depreciation expense was $3.6 million and $3.4 million for the first three months in fiscal 2006 and fiscal 2005, respectively.

Marketable securities consist of auction rate securities issued by various state agencies throughout the United States.  We classify these securities as available-for-sale securities.  These securities are long-term instruments maturing through 2044; however, the interest rates and maturities are reset approximately every month, at which time we can sell the securities. Tax-free interest rates on the notes ranged from 1.6% to 2.9% per annum. Net purchases of marketable securities were $11.6 million and $2.5 million in the first three months of fiscal 2006 and fiscal 2005, respectively.

Financing

The issuance of common stock related to the exercise of stock options generated $189,000 of cash for the first three months in fiscal 2006, as compared to $61,000 in the same quarter of the prior year.

We declared dividends totaling $0.12 and $0.11 per share during the first three months of fiscal 2006 and 2005, respectively.

FINANCIAL CONDITION AND LIQUIDITY

Our working capital at April 30, 2005 was $107.1 million as compared to $94.2 million at January 31, 2005. Our current ratio at April 30, 2005 was 2.76 to 1, as compared to 2.51 to 1 at January 31, 2005.

Total outstanding debt, including notes payable to banks and capital leases, at April 30, 2005 was $39.5 million in comparison with $40.6 million at January 31, 2005. Our debt to equity ratio improved to .17 to 1 at April 30, 2005 from .19 to 1 at January 31, 2005. Our debt agreements contain covenants relating to net worth and leverage ratios.  We were in compliance with these covenants at April 30, 2005.  Borrowing arrangements currently in place with commercial banks provide committed lines of credit totaling $25 million, of which $1.8 million was used through the issuance of letters of credit at April 30, 2005. The average interest rate on notes payable to banks was 2.9% at April 30, 2005 and 3.7% at January 31, 2005.

We believe that our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditure and debt retirement requirements for fiscal 2006.

OTHER MATTERS

The U.S. dollar strengthened in the first quarter of fiscal 2006 in comparison to most foreign currencies used by our significant foreign operations. As a result, foreign currency translation adjustments decreased shareholders’ equity by $794,000 in the first quarter of fiscal 2006. The primary currencies driving this decrease were the Euro and the Canadian dollar.

OFF BALANCE SHEET ARRANGEMENTS

At April 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 109-2 (FSP 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the Act).  The Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision), provided certain criteria are met.  FSP 109-2 provides accounting and disclosure guidance for the Repatriation Provision.  The impact of any repatriation of these earnings pursuant to the Act cannot reasonably be estimated at this time.  We expect to make a determination about the applicability of the Repatriation Provision by the end of 2005.

In December 2004, the FASB issued SFAS No. 123(R) (SFAS 123R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25.   On April 24, 2005, the Securities and Exchange Commission amended the compliance date for SFAS 123R until the first quarter of fiscal 2007.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options and SARS, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period.  Pro forma disclosure of the income statement effects of share-based payments will no longer be an alternative.  SFAS 123R is effective for all stock-based awards granted on or after February 1, 2006.  In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date.  Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.  We are currently evaluating SFAS 123R, including the method of adoption, and expect it will result in modifications to our current accounting for both stock options and SARS.

In November 2004, the FASB issued SFAS No. 151 (SFAS 151), “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”  This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “….under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges…” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during the fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during the fiscal years beginning after the date this Statement was issued.  The adoption of SFAS 151 is not expected to have a material impact on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153 (SFAS 153), “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.”  The guidance in APB Opinion No. 29 (APB 29), “ Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged.  The guidance in that opinion, however, included certain exceptions to that principle.   This Statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS 153 is not expected to have a material impact on our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rate and interest rate fluctuations. A significant portion of our revenues and expenses are denominated in foreign currencies. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of the foreign currencies in relation to the U.S. dollar. The table below illustrates the hypothetical increase in net sales for the first quarter of fiscal 2006 resulting from a 10% weaker U.S. dollar during the quarter, measured against foreign currencies that affect our operations (in millions):

Euro	$2.7
Canadian dollar	0.7
British pound	0.8
Other currencies (representing net sales of less than 11% of consolidated net sales)	1.2

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

A majority of our products are manufactured using steel as a primary raw material and steel based components as purchased parts. As such, our cost of goods sold is sensitive to fluctuations in steel prices, either directly through the purchase of steel as raw material or indirectly through the purchase of steel based components. Presuming that the full impact of commodity steel cost increases is reflected in all steel and steel based component purchases, we estimate our gross profit percentage sensitivity to be approximately 0.3% for each 1.0% increase in commodity steel cost without offsetting sales price increases. For example, if the price of commodity steel increases 1.0%, and the full impact of that increase is reflected in all raw material and component purchases, the net decrease in the gross profit percentage would be approximately 0.3%. Based on our statement of income for the quarter ended April 30, 2005, a 1% increase in commodity steel costs without offsetting sales price increases would have decreased consolidated gross profit by approximately $300,000.

To date we have been able to mitigate the effect of a portion of the steel cost increases on our gross margin.  This has been done through price increases and cost reductions. We intend to continue our efforts in the coming months to mitigate the impact of any additional steel cost increases. There may be some time lag between the absorption of the steel cost increases and realizing the offsetting benefits of the mitigating measures. It should be noted that there is no assurance that we can fully mitigate all future steel cost increases through price increases and other measures and actual cost increases from steel suppliers could differ from cost increases that have been previously communicated.

Manufacturing of our products includes the purchase of various raw materials and components. Certain of these items are provided worldwide by a limited number of suppliers. We are not currently experiencing shortages in obtaining the raw materials and components. However, certain steel products obtained in Europe are subject to allocations from suppliers. At this time, we believe the current allocation of these products from suppliers is sufficient to meet planned production volumes. Nevertheless, there can be no assurance that these suppliers will be able to meet our future requirements. An extended delay or interruption in the supply of any components could have a material adverse effect on our business, results of operations and financial condition. We are working to identify alternative supplier sources for these products.

Substantially all of our debt at April 30, 2005 had a fixed interest rate and was denominated in U.S. dollars. Any additional payments to prepay scheduled amounts of debt are subject to penalties. At April 30, 2005, the penalties to retire all of our long-term debt were $1.3 million. A hypothetical immediate increase in market interest rates by 1% would decrease the fair value of our long-term debt outstanding at April 30, 2005 by $574,000.

Item 4. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the three months ended April 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
June 9, 2005

/s/ RICHARD S. ANDERSON
Richard S. Anderson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)