Form 10-Q
period 2005-07-31
CASCADE CORP
filed 2005-09-09
CIK 18061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
☐  Yes ☒  No

The number of shares outstanding of the registrant’s common stock as of August 26, 2005 was 12,383,339.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties, as well as assumptions which, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include, but are not limited to, competitive factors in, and the cyclical nature of, the materials handling industry; fluctuations in lift truck orders or deliveries, availability and cost of raw materials; general business and economic conditions in North America, Europe, Australia and Asia; assumptions relating to pension and other post-retirement costs; share-based compensation; foreign currency fluctuations; pending litigation; environmental matters; and the effectiveness of our capital expenditures and cost reduction initiatives. We undertake no obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited—in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 31		July 31
	2005	2004	2005	2004
Net sales	$114,966	$92,376	$229,481	$185,905
Cost of goods sold	78,396	63,025	155,422	125,178
Gross profit	36,570	29,351	74,059	60,727

Selling and administrative expenses	18,928	18,066	37,046	35,984
Amortization	767	167	944	307

Operating income	16,875	11,118	36,069	24,436
Interest expense	698	925	1,450	1,824
Interest income	(170)	(123)	(278)	(220)
Other expense (income)	65	153	(167)	58

Income before provision for income taxes	16,282	10,163	35,064	22,774
Provision for income taxes	5,532	3,661	12,106	8,062

Net income	$10,750	$6,502	$22,958	$14,712
Basic earnings per share	$0.87	$0.54	$1.87	$1.21
Diluted earnings per share	$0.84	$0.51	$1.79	$1.16

Basic weighted average shares outstanding	12,302	12,146	12,266	12,125
Diluted weighted average shares outstanding	12,856	12,741	12,808	12,648

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited—in thousands, except per share amounts)

	July 31	January 31
	2005	2005

ASSETS
Current assets:
Cash and cash equivalents	$26,422	$30,482
Marketable securities	15,403	1,503
Trade accounts receivable, less allowance for doubtful accounts of $1,931 and $2,182	75,105	70,728
Inventories	49,379	46,212
Deferred income taxes	3,415	3,042
Prepaid expenses and other	5,663	4,592
Total current assets	175,387	156,559
Property, plant and equipment, net	77,411	82,027
Goodwill	74,235	74,786
Deferred income taxes	9,715	9,688
Other assets	5,140	5,032
Total assets	$341,888	$328,092

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$2,346	$2,461
Current portion of long-term debt	12,789	12,916
Accounts payable	21,071	25,778
Accrued payroll and payroll taxes	6,807	7,283
Income taxes payable	2,119	2,068
Other accrued expenses	12,073	11,005
Accrued environmental expenses	891	894
Total current liabilities	58,096	62,405
Long-term debt, net of current portion	25,086	25,187
Accrued environmental expenses	7,438	7,799
Deferred income taxes	4,090	3,988
Other liabilities	10,976	10,830
Total liabilities	105,686	110,209

Commitments and contingencies (Note 8)	—	—
Shareholders’ equity:
Common stock, $.50 par value, 20,000 authorized shares; 12,383 and 12,224 shares issued and outstanding	6,192	6,112
Additional paid-in capital	18,319	20,004
Unamortized deferred compensation	—	(4,506)
Retained earnings	208,518	188,507
Accumulated other comprehensive income	3,173	7,766
Total shareholders’ equity	236,202	217,883
Total liabilities and shareholders’ equity	$341,888	$328,092

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited—in thousands, except per share amounts)

						Accumulated
			Additional	Unamortized		Other	Year-To-Date
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Income (Loss)
Balance at January 31, 2005	12,224	$6,112	$20,004	$(4,506)	$188,507	$7,766

Net income	—	—	—	—	22,958	—	22,958
Dividends ($0.24 per share)	—	—	—	—	(2,947)	—	—
Common stock issued	159	80	1,732	—	—	—	—
Excess tax benefit from exercise of stock options and stock appreciation rights	—	—	720	—	—	—	—
Deferred compensation from stock appreciation rights	—	—	(4,734)	4,734	—	—	—
Share-based compensation	—	—	597	(228)	—	—	—
Translation adjustment	—	—	—	—	—	(4,593)	(4,593)

Balance at July 31, 2005	12,383	$6,192	$18,319	$—	$208,518	$3,173	$18,365

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited—in thousands)

	Six Months Ended
	July 31
	2005	2004
Cash flows from operating activities:
Net income	$22,958	$14,712
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,434	7,086
Share-based compensation	369	340
Deferred income taxes	(298)	(298)
Gain on disposition of assets	(27)	(48)
Changes in operating assets and liabilities:
Trade accounts receivable	(4,377)	(6,605)
Inventories	(3,167)	(2,482)
Prepaid expenses and other	(1,071)	(1,153)
Accounts payable and accrued expenses	(5,183)	3,142
Current income taxes payable	51	2,251
Other liabilities	838	926
Net cash provided by operating activities	18,527	17,871

Cash flows from investing activities:
Capital expenditures	(5,287)	(6,598)
Sales of marketable securities	10,150	6,250
Purchases of marketable securities	(24,050)	(13,590)
Proceeds from sale of assets	190	216
Other assets	91	340
Net cash used in investing activities	(18,906)	(13,382)

Cash flows from financing activities:
Cash dividends paid	(2,947)	(2,670)
Payments on long-term debt and capital leases	(228)	(331)
Notes payable to banks, net	(115)	(900)
Common stock issued under share-based compensation plans	1,812	1,149
Excess tax benefit from exercise of stock options and stock appreciation rights	720	—
Net cash used in financing activities	(758)	(2,752)

Effect of exchange rate changes	(2,923)	(1,718)

Change in cash and cash equivalents	(4,060)	19
Cash and cash equivalents at beginning of period	30,482	25,584
Cash and cash equivalents at end of period	$26,422	$25,603

Supplemental disclosure of cash flow information

See Note 10 to the consolidated financial statements

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

Note 2—Interim Financial Information

The accompanying consolidated financial statements for the interim periods ended July 31, 2005 and 2004 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included on Form 10-K in our Annual Report for the fiscal year ended January 31, 2005.

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

	Three Months Ended July 31
2005	North America	Europe	Asia Pacific	Eliminations	Consolidated
Net sales	$61,793	$35,297	$17,876	$—	$114,966
Transfers between regions	5,382	881	156	(6,419)	—
Total sales	$67,175	$36,178	$18,032	$(6,419)	$114,966
Operating income	$13,130	$584	$3,161		$16,875
Property, plant and equipment	$35,334	$37,185	$4,892		$77,411

2004	North America	Europe	Asia Pacific	Eliminations	Consolidated
Net sales	$49,028	$29,485	$13,863	$—	$92,376
Transfers between regions	5,411	521	11	(5,943)	—
Total sales	$54,439	$30,006	$13,874	$(5,943)	$92,376
Operating income	$8,402	$194	$2,522		$11,118
Property, plant and equipment	$35,615	$33,421	$4,841		$73,877

	Six Months Ended July 31
2005	North America	Europe	Asia Pacific	Eliminations	Consolidated
Net sales	$123,410	$72,001	$34,070	$—	$229,481
Transfers between regions	11,473	1,566	172	(13,211)	—
Net sales	$134,883	$73,567	$34,242	$(13,211)	$229,481
Operating income	$26,657	$3,252	$6,160		$36,069

2004	North America	Europe	Asia Pacific	Eliminations	Consolidated
Net sales	$99,622	$56,904	$29,379	$—	$185,905
Transfers between regions	11,066	1,312	33	(12,411)	—
Net sales	$110,688	$58,216	$29,412	$(12,411)	$185,905
Operating income	$18,071	$945	$5,420		$24,436

Note 4—Goodwill

The breakdown of goodwill by geographic region at July 31, 2005 and January 31, 2005 is provided in the table below (in thousands). The change in balances between periods is primarily due to fluctuations in foreign currencies.

	July 31	January 31
	2005	2005
North America	$61,281	$60,429
Europe	9,804	11,211
Asia Pacific	3,150	3,146
	$74,235	$74,786

Note 5—Marketable Securities

Marketable securities consist of auction rate securities issued by various state agencies throughout the United States and variable rate demand notes.  We classify these securities as available-for-sale securities.  These securities are either insured through third party agencies, reinsured through the U.S. government, or secured by a letter of credit from a bank.  The specific identification method is used to determine the cost of securities sold.  There were no realized or unrealized gains or losses related to our marketable securities during the first six months of fiscal 2006 and fiscal 2005.  These securities are long-term instruments maturing through 2035; however, the interest rates and maturities are reset approximately every month, at which time we can sell the securities.  Accordingly, we have classified these securities as current assets in our consolidated balance sheets.

Note 6—Inventories

Inventories stated at the lower of average cost or market are presented below by major class (in thousands):

	July 31	January 31
	2005	2005
Finished goods and components	$30,659	$30,516
Work in process	470	865
Raw materials	18,250	14,831
	$49,379	$46,212

Note 7—Share-Based Compensation

We have granted two types of awards, stock options and stock appreciation rights (SARS), under our share-based compensation plans (Plans).  Stock options provide the holder the right to receive our common shares at an established price.  SARS provide the holder the right to receive an amount, payable in our common shares, equal to the excess of the market value of our common shares on the date of exercise over the base price at the time the right was granted.  The base price may not be less than the market price of our common shares on the date of grant.  The base price for nonstatutory stock options may not be less than 85% of the fair market value of our common shares on the grant date.  The prices for both stock options and SARS are established by our Board of Directors’ Compensation Committee at the time the awards are granted.  All awards vest ratably over a four year period and have a term of five to ten years.  We issue new common shares upon the exercise of awards.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (123R).  This standard is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”   SFAS 123R addresses the accounting for share-based compensation in which we receive employee services in exchange for our equity instruments.  Under the standard, we are required to recognize compensation cost for share-based compensation issued to or purchased by employees, net of estimated forfeitures, under share-based compensation plans using a fair value method.    In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 which provided further clarification on the implementation of SFAS 123R.   On April 14, 2005 the SEC amended the compliance date for SFAS 123R until the first quarter of fiscal 2007.

As permitted by the standard, we adopted SFAS 123R earlier than required using the modified prospective method as of May 1, 2005.  Accordingly, prior periods have not been restated.  Under this method, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption.  We recognized share-based compensation cost using the Black-Scholes option pricing model.  The following range of assumptions were used to compute share-based compensation:

Risk-free interest rate	2.3% - 4.7%
Expected volatility	40% - 42%
Expected dividend yield	0.0% - 2.9%
Expected life (in years)	5.00 - 6.25
Weighted average fair value at date of grant	$4.16% - $17.86

Expected volatility is based on the historical volatility of the price of our common shares over the past six years.  We use historical information to estimate award exercise and forfeitures within the valuation model.  The expected term of awards is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures.

Prior to adoption of SFAS 123R, we applied APB 25 to account for stock options and FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” to account for SARS.  Under APB 25 no stock-based compensation expense related to stock options was recognized in net income as all options granted had an exercise price equal to the market price of the underlying common stock at the date of grant.  FIN 28 required SARS to be accounted for under variable plan accounting, which required a mark-to-market adjustment each quarter.  Accordingly, compensation costs were recorded related to SARS for the changes in the market price of our common shares.  No share-based compensation was capitalized as part of the cost of any assets as of July 31, 2005 and January 31, 2005.

The following table presents all share-based compensation costs recognized in our statements of income (in thousands):

	Three Months Ended July 31		Six Months Ended July 31
	2005	2004	2005	2004
			Fair Value/
Method used to account for share-based compenation	Fair Value	Intrinsic	Intrinsic	Intrinsic
Share-based compensation under SFAS 123R	$597	$—	$597	$—
Share-based compensation under FIN 28	—	340	(228)	340
	$597	$340	$369	$340
Tax benefit recognized	$177	$120	$97	$120

We would have recognized share-based compensation expense of $4.2 million and $4.0 million for the three month and six month periods ended July 31, 2005, respectively, if we had not adopted SFAS 123R.

The following table illustrates the pro forma effect on net income and earnings per share if we had recorded compensation expense based on the fair value method for all share-based compensation awards (in thousands, except per share amount):

	Three Months Ended July 31		Six Months Ended July 31
	2005	2004	2005	2004
Net income - as reported	$10,750	$6,502	$22,958	$14,712
Add: SARS amortization, net of taxes of $0, $120, $80 and $120	—	220	(148)	220
Net income excluding SARS amortization	10,750	6,722	22,810	14,932
Deduct: total share-based compensation, net of taxes of $0, $117, $ 140 and $233, determined under fair value based method	—	(302)	(297)	(604)
Net income - pro forma	$10,750	$6,420	$22,513	$14,328

Basic earnings per share - as reported	$0.87	$0.54	$1.87	$1.21
Basic earnings per share - pro forma	$0.87	$0.53	$1.84	$1.18
Diluted earnings per share - as reported	$0.84	$0.51	$1.79	$1.16
Diluted earnings per share - pro forma	$0.84	$0.50	$1.76	$1.13

A summary of award activity under the Plans as of July 31, 2005, and changes during the six months then ended, is presented below:

		Weighted-		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Contractural
	Awards	Price	Value	Life
	(In thousands)		(In thousands)

Outstanding at February 1, 2005	1,633	$15.33
Granted	612	35.60
Exercised	(177)	14.68
Forfeited or expired	(19)	13.17
Outstanding at July 31, 2005	2,049	$22.07	$45,408	8
Outstanding at July 31, 2005 and expected to vest	1,005	$27.19	$17,048	9
Exercisable at July 31, 2005	792	$14.17	$23,758	6

The total intrinsic value of options exercised during the three and six month periods ended July 31, 2005 was $3.9 million and $4.2 million, respectively.

A summary of the status of the Plans’ nonvested awards as of July 31, 2005, and changes during the six months then ended, is presented below:

		Weighted Average
		Grant-Date
	Nonvested Awards	Fair Value Per Award
	(In thousands)
Nonvested at February 1, 2005	974	$6.16
Granted	612	17.86
Vested	(329)	5.65
Nonvested at July 31, 2005	1,257	$11.99

As of July 31, 2005, there was $11.3 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 3.6 years.  The following table represents as of July 31, 2005 the share-based compensation costs to be recognized in future periods (in thousands):

Fiscal	Amount
Remainder of 2006	$1,743
2007	3,335
2008	3,069
2009	2,368
2010	831
$11,346

Note 8—Commitments and Contingencies

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

Our specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision impacting our Fairview, Oregon manufacturing facility. The Records of Decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted at or near the facility since 1996 and current estimates provide for some level of activity to continue through 2027. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. We have a liability for the ongoing remediation activities at our Fairview facility of $7.2 million and $7.5 million at July 31, 2005 and January 31, 2005, respectively.

Springfield, Ohio

In 1994, we entered into a consent order with the Ohio Environmental Protection Agency, which required the installation of remediation systems for the cleanup of groundwater contamination at our Springfield, Ohio facility. The current estimate is that the remediation activities will continue through 2010. We have a liability for ongoing remediation activities at our Springfield facility of $1.0 and $1.1 million at July 31, 2005 and January 31, 2005, respectively.

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

Lease Guarantee

We sold our hydraulic cylinder division to Precision Hydraulic Cylinders, Inc. (Precision) on January 15, 2002. Under the terms of the sale, we assigned to Precision an operating lease related to a manufacturing facility in Beulaville, North Carolina. We are a guarantor on the lease in the event Precision fails to comply with the lease terms. The lease requires payments by Precision of approximately $21,000 per month through November 2007.   The total value of the lease guarantee using undiscounted cash flows was approximately $588,000 at July 31, 2005.

Note 9—Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended July 31		Six Months Ended July 31
	2005	2004	2005	2004
Basic earnings per share:
Net income	$10,750	$6,502	$22,958	$14,712
Weighted average shares of common stock outstanding	12,302	12,146	12,266	12,125
	$0.87	$0.54	$1.87	$1.21

Diluted earnings per share:
Net income	$10,750	$6,502	$22,958	$14,712
Weighted average shares of common stock outstanding	12,302	12,146	12,266	12,125
Dilutive effect of stock options and stock appreciation rights	554	595	542	523
Diluted weighted average shares of common stock outstanding	12,856	12,741	12,808	12,648
	$0.84	$0.51	$1.79	$1.16

Earnings per share is based on the weighted average number of common shares and potentially dilutive shares outstanding during the period, computed using the treasury stock method. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and stock appreciation rights.

Note 10—Supplemental Cash Flow Information

The following table supplements the consolidated statements of cash flow (in thousands):

	For the Six Months Ended July 31
	2005	2004
Cash paid during the period for:
Interest	$1,439	$1,831
Income taxes	$12,088	$5,991

Supplemental disclosure of noncash information:
Deferred compensation from stock appreciation rights	$(4,734)	$3,678
Unrealized gain on investment, net of tax	$—	$620

Note 11—Benefit Plans

The following represents the net periodic cost related to our benefit plans (in thousands):

	Defined Benefit		Postretirement Benefit
	Three Months Ended July 31		Three Months Ended July 31
	2005	2004	2005	2004
Net periodic benefit cost:
Service cost	$49	$55	$32	$37
Interest cost	114	110	108	137
Expected return on plan assets	(110)	(101)	—	—
Recognized net actuarial loss	31	29	86	145
	$84	$93	$226	$319

	Defined Benefit		Postretirement Benefit
	Six Months Ended July 31		Six Months Ended July 31
	2005	2004	2005	2004

Net periodic benefit cost:
Service cost	$97	$208	$64	$74
Interest cost	228	219	217	274
Expected return on plan assets	(219)	(201)	—	—
Recognized net actuarial loss	61	57	173	290
	$167	$283	$454	$638

Note 12—Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 109-2 (FSP 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the Act).  The Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision), provided certain criteria are met.  FSP 109-2 provides accounting and disclosure guidance for the Repatriation Provision.  We have completed a preliminary assessment of the effects of repatriating a portion of our undistributed earnings of foreign subsidiaries.  At the present time, we have no plans to repatriate any undistributed earnings under the Act through the remainder of fiscal 2006.

In November 2004, the FASB issued SFAS No. 151 (SFAS 151), “Inventory Costs, an amendment of ARB No. 43,
Chapter 4.”  This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “….under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges…” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of SFAS 151 are to be applied prospectively and are effective for inventory costs incurred during the fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during the fiscal years beginning after the date the statement was issued.  The adoption of SFAS 151 is not expected to have a material impact on our financial position and results of operations.  We expect to adopt SFAS 151 on February 1, 2006.

In December 2004, the FASB issued SFAS No. 153 (SFAS 153), “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.”  The guidance in APB Opinion No. 29 (APB 29), “ Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged.  The guidance in that opinion, however, included certain exceptions to that principle.   SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS 153 is not expected to have a material impact on our financial position and results of operations.

In June 2005, the FASB issued SFAS No. 154 (SFAS 154), “Accounting Changes and Error Corrections.”  SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement requires retrospective applications to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  In addition, this statement requires that a change in depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  This new accounting standard is effective February 1, 2006.  The adoption of SFAS 154 is not expected to have a material impact on our financial statements.

Note 13—Warranty Obligations

We record a liability on our consolidated balance sheet for costs related to certain warranties with the sales of our products. This liability is estimated through historical customer claims, product failure rates, material usage and service delivery costs incurred in correcting a product failure. Our warranty obligations were as follows (in thousands):

	2005	2004
Balance at January 31	$1,911	$1,610
Accruals for warranties issued during the period	1,065	818
Accruals for pre-existing warranties	52	—
Settlements during the period	(1,063)	(715)
Balance at July 31	$1,965	$1,713

Note 14—Accumulated Other Comprehensive Income (Loss)

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
Balance at January 31, 2005	$10,075	$(2,309)	$7,766
Translation adjustment	(4,593)	—	(4,593)
Balance at July 31, 2005	$5,482	$(2,309)	$3,173

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references to fiscal periods are defined as periods ending in the year ended January 31, 2005 (fiscal 2005) and the year ending January 31, 2006 (fiscal 2006).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. We evaluate our estimates and judgments on an on-going basis, including those related to uncollectible receivables, inventories, goodwill and long-lived assets, warranty obligations, environmental liabilities, share-based compensation and deferred taxes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth on Form 10-K in our Annual Report for the year ended January 31, 2005.

COMPARISON OF SECOND QUARTER OF FISCAL 2006 AND FISCAL 2005

Consolidated Summary

Net income for the second quarter of fiscal 2006 increased to $10.8 million ($0.84 per diluted share) from $6.5 million ($0.51 per diluted share) for the second quarter of fiscal 2005. Net sales for the second quarter of fiscal 2006 were $115.0 million or 24% greater than the second quarter of fiscal 2005. Excluding the effect of foreign currency fluctuations, net sales in North America, Europe and Asia Pacific grew 25%, 18% and 25%, respectively, in the second quarter of fiscal 2006 as compared to the same quarter of the prior year.  Our increased sales levels reflect higher volumes of business in all geographic regions.

The gross margin percentage in the second quarter of fiscal 2006 was consistent with the prior year, even with higher sales levels, due to two primary factors.  The first factor is the current year sales include a higher percentage of lower margin OEM products.  This is due to the expansion of production capacity in North America and Asia Pacific and due to the acquisition of certain fork production assets in Germany.  These expansion activities have occurred within the last year but the full effects are being realized in the most recent quarters.  The second factor is higher material costs.

Selling and administrative costs increased by 5% in the second quarter of fiscal 2006 over the comparable quarter of the prior year. Excluding foreign currency changes, costs increased 3% over the second quarter of the prior year. The increase is primarily due to share-based compensation costs related to the adoption of SFAS 123R.  Selling and administrative costs as a percentage of net sales were 16% and 20% for second quarter of fiscal 2006 and 2005, respectively.

Effective in the second quarter of the current year we elected to early adopt the new accounting standard for share-based compensation, Statement of Financial Account Standards No. 123R.  We applied the standard using a modified prospective method with no restatement of prior periods.  Prior to the adoption of 123R we only recognized compensation expense related to stock appreciation rights (SARs).  This expense was calculated quarterly, based on our share price at quarter-end, resulting in substantial expense volatility.  Under 123R we will be accounting for share-based compensation expense for SARs and options on a fair value method.  This will eliminate market related expense volatility and provide a more transparent view of our total share-based compensation expense.  Total share-based compensation expense under SFAS 123R was $597,000 compared to $340,000 in the second quarter of fiscal 2005.  We would have recognized share-based compensation expense of $4.2 million for the three months ended July 31, 2005 if we had not adopted SFAS 123R.

North America

	Three Months Ended July 31
	2005	%	2004	%	Change	Change %
	(In thousands)
Net sales	$61,793	100%	$49,028	100%	$12,765	26%
Cost of goods sold	37,730	61%	30,092	61%	7,638	25%
Gross profit	24,063	39%	18,936	39%	5,127	27%

Selling and administrative	10,896	18%	10,499	21%	397	4%
Amortization	37	—	35	—	2	6%
Operating income	$13,130	21%	$8,402	17%	$4,728	56%

North America net sales were up $12.8 million or 26% in the second quarter of fiscal 2006 over the same quarter of fiscal 2005.  Currency changes accounted for 1% of the increase in sales.  Higher volumes of shipments from North American plants accounted for virtually all of the increase.  Shipments benefited from a strong lift truck market in the second quarter of fiscal 2006 in comparison with the prior year.  As in the first quarter of fiscal 2006, the relation between the U.S. dollar and the

Euro in the second quarter of fiscal 2006 continued to be unfavorable for European imports into the U.S. market when compared to the same quarter of fiscal 2005.

Historically, we have found that changes in the level of our net sales do not correspond directly to the percentage changes in lift truck industry shipments, but industry statistics do provide an indication of the direction of business activity.  North American lift truck industry shipments in the second quarter of fiscal 2006 were 17% higher than the second quarter of fiscal 2005.

Gross margin percentages for the second quarter of fiscal 2006 in North America were consistent with the prior year.  Our added absorption due to higher volumes and sales price increases essentially offset the impact of increases in the cost of steel.

Selling and administrative costs for the second quarter of fiscal 2006 increased 4% over the same quarter of the prior year.  The primary reason for the increase is an additional $195,000 of share-based compensation costs related to the adoption of SFAS 123R.

Europe

	Three Months Ended July 31
	2005	%	2004	%	Change	Change %
	(In thousands)
Net sales	$35,297	100%	$29,485	100%	$5,812	20%
Cost of goods sold	28,606	81%	23,656	80%	4,950	21%
Gross profit	6,691	19%	5,829	20%	862	15%

Selling and administrative	5,384	15%	5,509	19%	(125)	(2)%
Amortization	723	2%	126	—	597	—
Operating income	$584	2%	$194	1%	$390	—

Net sales in Europe for the second quarter of fiscal 2006 increased $5.8 million or 20% over the same quarter of fiscal 2005.  The increase was primarily the result of increased shipments of OEM products due to a strong European lift truck market in fiscal 2006.  In the second half of fiscal 2005 we acquired the assets of a major European competitor in Germany.  Our current quarter sales also reflect the additional sales volume as a result of this acquisition.   Changes in currencies made up 2% of the overall sales increase in Europe.

The gross margin percentage in Europe declined from 20% for the second quarter of fiscal 2005 to 19% for the second quarter of fiscal 2006. The primary factors in this decrease were the announced closure of one of our manufacturing facilities in The Netherlands, increased shipments of certain lower margin OEM products relative to total shipments and increases in steel costs that were not sufficiently offset by customer price increases.

During the second quarter of fiscal 2006, we announced the planned closure of our manufacturing facility in Hoorn, The Netherlands.   Production operations in Hoorn will be integrated into other manufacturing facilities in Almere, The Netherlands and Verona, Italy.  We believe the plant closure will allow us to eliminate excess capacity for attachment products and reduce overall production costs.  We estimate the total direct costs for the plant closure, to be approximately $1.8 million, which includes $1.0 million of employee termination costs and $800,000 of costs to move production equipment. During the second quarter we accrued $275,000 of costs which are recorded in cost of goods sold and as a liability on the July 31, 2005 consolidated balance sheet.  We expect the majority of the remaining costs to be recognized in the remaining two quarters of fiscal 2006 as the closure is completed.

Selling and administrative costs in Europe decreased 2% for the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 due to lower warranty, marketing and other miscellaneous costs.

Amortization costs in the second quarter of fiscal 2006 increased due to additional amortization of intangible assets related to our fiscal 2004 acquisition in Italy.

Asia Pacific

	Three Months Ended July 31
	2005	%	2004	%	Change	Change %
	(In thousands)
Net sales	$17,876	100%	$13,863	100%	$4,013	29%
Cost of goods sold	12,060	67%	9,277	67%	2,783	30%
Gross profit	5,816	33%	4,586	33%	1,230	27%

Selling and administrative	2,648	15%	2,058	15%	590	29%
Amortization	7	—	6	—	1	17%
Operating income	$3,161	18%	$2,522	18%	$639	25%

Asia Pacific net sales increased $4.0 million or 29% in the second quarter of fiscal 2006 over fiscal 2005.  Excluding the effect of foreign currencies, net sales increased 25%. Virtually all of the Asia Pacific markets experienced strong sales results during the second quarter, with China posting the strongest growth.

Gross margin percentages in the Asia Pacific region remained constant at 33% in the second quarter of fiscal 2006 when compared to the same quarter of the prior year.  This reflects the fact that a significant portion of the sales increase for the second quarter related to lower margin OEM products, which reduced the overall margins.  Increases in material costs also mitigated the effects of better absorption of costs from higher sales volumes.

Selling and administrative costs in the Asia Pacific region increased 29% for the second quarter of fiscal 2006 as compared to fiscal 2005.  Foreign currency fluctuations accounted for 4% of the change. The remainder of the increase was due primarily to continued expansion of our marketing and engineering efforts in China.

Non-Operating Items

 Interest expense was lower in the second quarter of fiscal 2006 as compared to the same quarter of fiscal 2005 due to the reduction in long-term debt for scheduled debt payments in the fourth quarter of fiscal 2005.  See “Financial Condition and Liquidity” for additional discussion of debt levels and payments.

 The effective tax rate decreased from 36% in the second quarter of fiscal 2005 to 34% in the current quarter. This was primarily due to higher levels of income in certain foreign jurisdictions, which have lower statutory tax rates.

COMPARISON OF THE FIRST SIX MONTHS OF FISCAL 2006 AND FISCAL 2005

Consolidated Summary

Net income for the first six months of fiscal 2006 increased to $23.0 million ($1.79 per diluted share) from $14.7 million ($1.16 per diluted share) for the first six months of fiscal 2005. Net sales for the first six months of fiscal 2006 were $229.5 million or 23% greater than the first six months of fiscal 2005. Excluding the effect of foreign currency fluctuations, net sales in North America, Europe and Asia Pacific grew 23%, 23% and 12%, respectively, in the first six months of fiscal 2006 as compared to the same period of the prior year.  Our increased sales levels reflect higher volumes of business in all geographic regions.

The gross margin percentage in the first six months of fiscal 2006 was down slightly from the prior year.    This is due primarily to a higher percentage of sales of lower margin OEM products effects.  Higher material costs have also contributed to the lower margins.    While we have been able to offset a portion of the increased material costs through price increases and cost controls, the full effect of these increases has reduced our overall margins in comparison with the prior year.

Selling and administrative costs increased by 3% in the first six months of fiscal 2006 over the comparable period of the prior year. Excluding foreign currency changes, costs increased 1% over the second quarter of the prior year.  Selling and administrative costs as a percentage of net sales were 16% and 19% for the first six months of fiscal 2006 and 2005, respectively.

Effective in the second quarter of the current year we elected to early adopt the new accounting standard for share-based compensation, Statement of Financial Account Standards No. 123R.  We applied the standard using a modified prospective method with no restatement of prior periods.  Prior to the adoption of 123R we only recognized compensation expense related to stock appreciation rights (SARs).  This expense was calculated quarterly, based on our share price at quarter-end, resulting in substantial expense volatility.  Under 123R we will be accounting for share-based compensation expense for SARs and options on a fair value method.  This will eliminate market related expense volatility and provide a more transparent view of our total share-based compensation expense.  Total share-based compensation expense recorded in the six months ended July 31, 2005 was $369,000 compared to $340,000 for the comparable prior year period.  We would have recognition share-based compensation expense of $4.0 million for the six months ended July 31, 2005 if we had not adopted SFAS 123R.

North America

	Six Months Ended July 31
	2005	%	2004	%	Change	Change %
	(In thousands)
Net sales	$123,410	100%	$99,622	100%	$23,788	24%
Cost of goods sold	75,354	61%	60,730	61%	14,624	24%
Gross profit	48,056	39%	38,892	39%	9,164	24%

Selling and administrative	21,323	17%	20,751	21%	572	3%
Amortization	76	—	70	—	6	9%
Operating income	$26,657	22%	$18,071	18%	$8,586	48%

North America net sales were up $23.8 million or 24% in the first six months of fiscal 2006 over the same period of fiscal 2005 primarily due to higher volumes of shipments. Price increases contributed to a lesser extent to the increase.  Changes in currencies made up 1% of the overall sales increase.

Historically, we have found that changes in the level of our net sales do not correspond directly to the percentage changes in lift truck industry shipments, but industry statistics do provide an indication of the direction of business activity.  North American lift truck industry shipments for the first six months of fiscal 2006 as compared to the first six months of fiscal 2005 increased 19%.

Gross margins for the first six months of fiscal 2006 in North America were consistent with the prior year.  We benefited from the contribution of additional unit volume through the plants, absorbing more fixed costs than in the first six months of the prior year.  However, increases in material costs offset this additional absorption and any sales price increases, resulting in a gross profit percentage consistent with the first six months of fiscal 2005.

Selling and administrative costs for the first six months of fiscal 2006 increased 3% over the same period of the prior year.  The increase is due to miscellaneous cost increases.

Europe

	Six Months Ended July 31
	2005	%	2004	%	Change	Change %
	(In thousands)
Net sales	$72,001	100%	$56,904	100%	$15,097	27%
Cost of goods sold	57,016	79%	44,888	79%	12,128	27%
Gross profit	14,985	21%	12,016	21%	2,969	25%

Selling and administrative	10,879	15%	10,848	19%	31	—
Amortization	854	1%	223	—	631	—
Operating income	$3,252	5%	$945	2%	$2,307	—

Net sales in Europe for the first six months of fiscal 2006 increased $15.1 million or 27% over the same period of fiscal 2005.  The changes in foreign currency rates, primarily the Euro and the British Pound, accounted for 3% of the increase.  The remaining increase was the result of increased shipments out of our European plants.  Our sales in Europe for the first six months have benefited from both strong demand in the lift truck market and additional production capacity after our purchase of the assets of a major German competitor in late fiscal 2005.

During the second quarter of fiscal 2006 we announced the planned closure of our manufacturing facility in Hoorn, The Netherlands.   Production operations in Hoorn will be integrated into other manufacturing facilities in Almere, The Netherlands and Verona, Italy.  We believe the plant closure will allow us to eliminate excess capacity for attachment products and reduce overall production costs.   We estimate the total direct costs for the plant closure, to be approximately $1.8 million, which includes $1.0 million of employee termination costs and $800,000 of costs to move production equipment. During the second quarter we accrued $275,000 of costs which are recorded in cost of goods sold and as a liability on the July 31, 2005 consolidated balance sheet.  We expect the majority of the remaining costs to be recognized in the remaining two quarters of fiscal 2006.

Gross margins in Europe for the first six months of fiscal 2006 have remained consistent with the prior year.   Margins were favorably impacted by improved absorption due to higher sales volumes and negatively impacted by increased shipments of lower margin OEM products and increased steel costs that were not completely offset by price increases.

Selling and administrative costs in Europe for the first six months of fiscal 2006 were comparable to the first six months of fiscal 2005.  Excluding the effects of changing currencies, selling and administrative costs decreased 3%.

Amortization costs in the first six months of fiscal 2006 increased due to additional amortization of intangible assets related to our fiscal 2004 acquisition in Italy.

Asia Pacific

	Six Months Ended July 31
	2005	%	2004	%	Change	Change %
	(In thousands)
Net sales	$34,070	100%	$29,379	100%	$4,691	16%
Cost of goods sold	23,052	68%	19,560	67%	3,492	18%
Gross profit	11,018	32%	9,819	33%	1,199	12%

Selling and administrative	4,844	14%	4,385	15%	459	10%
Amortization	14	—	14	—	—	—
Operating income	$6,160	18%	$5,420	18%	$740	14%

Asia Pacific net sales increased $4.7 million or 16% in the first six months of fiscal 2006 over fiscal 2005.  Excluding the effect of foreign currencies, net sales increased 12%.  The increase was due to the general strength of the economies in all markets.  In particular, net sales in China have increased with both a strong economy and additional production capacity for OEM products.

Gross margin percentages in the Asia Pacific region decreased slightly to 32% for the first six months of fiscal 2006 as compared to 33% in the same period of the prior year.  The lower percentage is due primarily to a higher percentage of sales of lower margin OEM products and higher steel costs.

Selling and administrative costs in the Asia Pacific region increased $459,000 or 10% for the first six months of fiscal 2006 as compared to fiscal 2005. Foreign currency fluctuations accounted for 3% of the increase.  The remainder of the increase was due to continued expansion of operations in China.

Non-Operating Items

 Interest expense decreased during the first six months of fiscal 2006 as compared to the same period of fiscal 2006 due to scheduled debt payments in the fourth quarter of fiscal 2005.  See “Financial Condition and Liquidity” for additional discussion of debt levels and payments.

 The effective tax rate decreased 1% in the first six months of fiscal 2006 as compared to the comparable prior year period.   This was primarily due to higher levels of income in certain foreign jurisdictions with lower statutory tax rates, primarily China.

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the six months ended July 31, 2005 and July 31, 2004 by classifying transactions into three major categories of activities: operating, investing and financing.

Operating

Our main source of liquidity is cash generated from operating activities. This consists of net income adjusted for noncash operating items such as depreciation and amortization, losses and gains on disposition of assets, share-based compensation, deferred income taxes, and changes in operating assets and liabilities.

Net cash provided by operating activities from continuing operations was $18.5 million in first six months of fiscal 2006 compared to $17.9 million for the same period in fiscal 2005. The increase in fiscal 2006 was due to higher levels of net income, depreciation and amortization as well as increases in accounts receivables and inventories.  These increases were partially offset by changes in other operating accounts, primarily accounts payable and accrued expenses.

Investing

The principal recurring investing activities are capital expenditures. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods, expansion of production capacity and replacement for normal wear and tear. Capital expenditures were $5.3 million and $6.6 million in the first six months of fiscal 2006 and 2005, respectively. We expect capital expenditures in the rest of fiscal 2006 to approximate depreciation expense, excluding expenditures related to our expansion plans in China.  We plan to invest up to $18 million related to the expansion of our Chinese operations in the next eighteen months. Depreciation expense for the first six months in fiscal 2006 and fiscal 2005 was $7.4 million and $6.8 million, respectively.

Marketable securities consist of auction rate securities issued by various state agencies throughout the United States and variable rate demand notes.  We classify these securities as available-for-sale securities.  These securities are either insured through third party agencies, reinsured through the U.S. federal government, or secured by a letter of credit from a bank.  The specific identification method is used to determine the cost of securities sold.  There were no realized or unrealized gains or losses related to our marketable securities during the first six months of fiscal 2006 and fiscal 2005.  These securities are long-term instruments maturing through 2035; however, the interest rates and maturities are reset approximately every month, at which time we can sell the securities.  Accordingly, we have classified these securities as current assets in our consolidated balance sheets.

Financing

The issuance of common stock related to the exercise of stock options and stock appreciation rights generated $1.8 million and $1.1 million of cash for the first six months in fiscal 2006 and 2005, respectively.

We declared dividends totaling $0.24 and $0.22 per share during the first six months of fiscal 2006 and 2005, respectively.

FINANCIAL CONDITION AND LIQUIDITY

Our working capital at July 31, 2005 was $117.3 million as compared to $94.2 million at January 31, 2005. Our current ratio at July 31, 2005 was 3.0 to 1 as compared to 2.5 to 1 at January 31, 2005.

Total outstanding debt, including notes payable to banks and capital leases, at July 31, 2005 was $40.2 million in comparison with $40.6 million at January 31, 2005. Our debt to equity ratio improved to 0.17 to 1 at July 31, 2005 from 0.19 to 1 at January 31, 2005. Our debt agreements contain covenants relating to net worth and leverage ratios. We were in compliance with these covenants at July 31, 2005.  Borrowing arrangements currently in place with commercial banks provide lines of credit totaling $25 million, of which $2.3 million was used to issue letters of credit. The average interest rate on notes payable to banks was 2.1% at July 31, 2005 and 3.7% at January 31, 2005.

We believe that our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditure, acquisition and debt retirement requirements for the next twelve months.

OTHER MATTERS

The U.S. dollar strengthened in the second quarter of fiscal 2006 in comparison to most foreign currencies used by our significant foreign operations. As a result, foreign currency translation adjustments decreased shareholders’ equity by $3.8 million in the second quarter of fiscal 2006. The primary currencies driving the decrease in shareholders’ equity were the Euro and the British Pound. During the first six months of fiscal 2005, the U.S. dollar strengthened against most currencies, decreasing shareholders’ equity by $4.6 million from January 31, 2005 to July 31, 2005.

OFF BALANCE SHEET ARRANGEMENTS

At July 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 109-2 (FSP 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the Act).  The Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision), provided certain criteria are met.  FSP 109-2 provides accounting and disclosure guidance for the Repatriation Provision.  We have completed a preliminary assessment of the effects of repatriating a portion of our undistributed earnings of foreign subsidiaries.  At the present time, we have no plans to repatriate any undistributed earnings under the Act through the remainder of fiscal 2006.

In November 2004, the FASB issued SFAS No. 151 (SFAS 151), “Inventory Costs, an amendment of ARB No. 43,
Chapter 4.”  This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “….under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges…” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of SFAS 151 are to be applied prospectively and are effective for inventory costs incurred during the fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during the fiscal years beginning after the date the statement was issued.  The adoption of SFAS 151 is not expected to have a material impact on our financial position and results of operations.  We expect to adopt SFAS 151 on February 1, 2006.

In December 2004, the FASB issued SFAS No. 153 (SFAS 153), “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.”  The guidance in APB Opinion No. 29 (APB 29), “ Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged.  The guidance in that opinion, however, included certain exceptions to that principle.   SFAS 153 amends

APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS 153 is not expected to have a material impact on our financial position and results of operations.

In June 2005, the FASB issued SFAS No. 154 (SFAS 154), “Accounting Changes and Error Corrections.”  SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement requires retrospective applications to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  In addition, this statement requires that a change in depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  This new accounting standard is effective February 1, 2006.  The adoption of SFAS 154 is not expected to have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rate and interest rate fluctuations. A significant portion of our revenues and expenses are denominated in foreign currencies. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of the foreign currencies in relation to the U.S. dollar. The table below illustrates the hypothetical increase in net sales for the second quarter of fiscal 2006 resulting from a 10% weaker U.S. dollar during the entire quarter, measured against foreign currencies that affect our operations (in millions):

Euro	$2.7
Canadian dollar	0.7
British pound	0.7
Other currencies with net sales less than 17% of consolidated net sales	1.3

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

A majority of our products are manufactured using specialty steel as a primary raw material and specialty steel based components as purchased parts. As such, our cost of goods sold is sensitive to fluctuations in specialty steel prices, either directly through the purchase of specialty steel as raw material or indirectly through the purchase of specialty steel based components. Presuming that the full impact of specialty steel cost increases is reflected in all of our steel and steel based component purchases, we estimate our gross margin percentage sensitivity to be approximately 0.3% for each 1.0% increase in steel costs without offsetting sales price increases. For example, if the price of specialty steel increases 1.0%, and the full impact of that increase is reflected in all raw material and component purchases, the net decrease in the gross margin percentage would be approximately 0.3%. Based on our statement of income for the quarter ended July 31, 2005, a 1% increase in specialty steel costs without offsetting sales price increases would have decreased consolidated gross profit by approximately $314,000.

To date we have been able to mitigate the effect of a portion of the specialty steel cost increases on our gross margins. This has been done through price increases and cost reductions. We have recently been notified of 16% price increase by our largest supplier of steel for certain products manufactured in North America and China which will become effective October 1, 2005.  Assuming no recovery of this increase through price increases or other cost savings, we estimate this will negatively impact margins in the second half of the year by less than 1%.  We intend to continue our efforts in the coming months to mitigate the full impact of any of these steel cost increases. It should be noted that there may be some time lag between the absorption of the specialty steel cost increases and realizing the offsetting benefits of the mitigating measures. It should also be noted that there is no assurance that we can fully mitigate all future steel cost increases through price increases and other measures. In addition, actual cost increases from steel suppliers could differ from cost increases that have been previously communicated to us.

Manufacturing of our products includes the purchase of various raw materials and components. Certain of these items are provided worldwide by a limited number of suppliers. We are not currently experiencing shortages in obtaining the raw materials and components. However, certain specialty steel products obtained in Europe are subject to allocations from suppliers. At this time we believe the current allocation of these products from suppliers is sufficient to meet planned production volumes. Nevertheless, there can be no assurance that these suppliers will be able to meet our future requirements. An extended delay or interruption in the supply of any components could have a material adverse effect on the Company’s business, results of operations and financial condition. We are working to identify alternative supplier sources for these products.

Substantially all of our debt at July 31, 2005 has a fixed interest rate. Any additional payments to prepay scheduled amounts of debt are subject to penalties. At July 31, 2005, the penalties to retire all of our long-term debt were $1.0 million. A hypothetical immediate increase in market interest rates by 1% would decrease the fair value of our long-term debt outstanding at July 31, 2005 by $482,000.

Item 4. Controls and Procedures

As of July 31, 2005, the end of the period covered by this report, the Company reviewed and evaluated, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and
15d-15(e)) of the Securities and Exchange Act of 1934 (Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders, held June 7, 2005, the following matters were submitted to a vote of common shareholders:

Election of directors to terms expiring in 2008:

Nominee	Votes For	Votes Withheld
Robert C. Warren, Jr	10,994,513	470,444
Henry W. Wessinger II	10,945,363	519,594

The following individuals continue to serve as directors:

Director	Term Expires
Duane C. McDougall	2006
James S. Osterman	2006
Nicholas R. Lardy, Ph.D.	2007
Nancy A. Wilgenbusch, Ph.D.	2007

Company Proposal:

Proposal	Votes For	Votes Against	Abstentions and Broker Non-Votes
Approval of the Amendment of the Cascade Corporation Stock Appreciation Rights Plan	9,380,190	949,015	1,898,878

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer of Cascade Corporation.
31.2	Certification of Chief Financial Officer of Cascade Corporation.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE CORPORATION
September 9, 2005
/s/ Richard S. Anderson

Richard S. Anderson Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)