Form 10-Q
period 2005-10-31
CASCADE CORP
filed 2005-12-09
CIK 18061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2005

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
☐  Yes ☒  No

The number of shares outstanding of the registrant’s common stock as of November 28, 2005 was 12,448,454.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties, as well as assumptions which, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, restructuring costs, synergies or other financial items; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include, but are not limited to, competitive factors in, and the cyclical nature of, the materials handling industry; fluctuations in lift truck orders or shipments, availability and cost of raw materials; general business and economic conditions in North America, Europe, Australia and Asia; assumptions relating to pension and other post-retirement costs; share-based compensation; foreign currency fluctuations; pending litigation; environmental matters; and the effectiveness of our capital expenditures and cost reduction initiatives. We undertake no obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited—in thousands, except per share amounts)

	Three Months Ended October 31		Nine Months Ended October 31
	2005	2004	2005	2004
Net sales	$112,599	$96,342	$342,080	$282,246
Cost of goods sold	75,775	65,458	231,197	190,635
Gross profit	36,824	30,884	110,883	91,611

Selling and administrative expenses	19,287	18,151	56,333	54,135
Amortization	251	162	1,195	470
Insurance litigation recovery	—	(1,300)	—	(1,300)
Environmental expense	—	155	—	155

Operating income	17,286	13,716	53,355	38,151
Interest expense	727	934	2,177	2,758
Interest income	(298)	(144)	(576)	(364)
Other expense	191	516	24	574
Gain on sale of investment	—	(1,044)	—	(1,044)

Income before provision for income taxes	16,666	13,454	51,730	36,227
Provision for income taxes	5,838	4,763	17,944	12,824

Net income	$10,828	$8,691	$33,786	$23,403

Basic earnings per share	$0.87	$0.71	$2.74	$1.93
Diluted earnings per share	$0.84	$0.68	$2.63	$1.84

Basic weighted average shares outstanding	12,403	12,195	12,312	12,149
Diluted weighted average shares outstanding	12,966	12,799	12,848	12,705

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited—in thousands, except per share amounts)

	October 31 2005	January 31 2005

ASSETS
Current assets:
Cash and cash equivalents	$30,490	$30,482
Marketable securities	28,978	1,503
Trade accounts receivable, less allowance for doubtful accounts of $1,556 and $2,182	71,002	70,728
Inventories	52,157	46,212
Deferred income taxes	3,450	3,042
Prepaid expenses and other	5,786	4,592
Total current assets	191,863	156,559
Property, plant and equipment, net	75,156	82,027
Goodwill	76,361	74,786
Deferred income taxes	9,984	9,688
Other assets	4,711	5,032
Total assets	$358,075	$328,092

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$2,682	$2,461
Current portion of long-term debt	12,775	12,916
Accounts payable	21,288	25,778
Accrued payroll and payroll taxes	7,225	7,283
Income taxes payable	3,215	2,068
Other accrued expenses	13,214	11,005
Accrued environmental expenses	893	894
Total current liabilities	61,292	62,405
Long-term debt, net of current portion	25,085	25,187
Accrued environmental expenses	7,256	7,799
Deferred income taxes	4,562	3,988
Postretirement and defined benefit obligations	7,928	7,560
Other liabilities	3,177	3,270
Total liabilities	109,300	110,209

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $.50 par value, 20,000 authorized shares; 12,448 and 12,224 shares issued and outstanding	6,224	6,112
Additional paid-in capital	20,305	20,004
Unamortized deferred compensation	—	(4,506)
Retained earnings	217,481	188,507
Accumulated other comprehensive income	4,765	7,766
Total shareholders’ equity	248,775	217,883
Total liabilities and shareholders’ equity	$358,075	$328,092

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited—in thousands, except per share amounts)

						Accumulated
			Additional	Unamortized		Other	Year-To-Date
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Income (Loss)
Balance at January 31, 2005	12,224	$6,112	$20,004	$(4,506)	$188,507	$7,766

Net income	—	—	—	—	33,786	—	33,786
Dividends ($0.39 per share)	—	—	—	—	(4,812)	—	—
Common stock issued	224	112	2,597	—	—	—	—
Excess tax benefit from exercise of stock options and stock appreciation rights	—	—	967	—	—	—	—
Amortization of stock appreciation rights	—	—	(4,734)	4,734	—	—	—
Share-based compensation	—	—	1,471	(228)	—	—	—
Translation adjustment	—	—	—	—	—	(3,001)	(3,001)

Balance at October 31, 2005	12,448	$6,224	$20,305	$—	$217,481	$4,765	$30,785

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited—in thousands)

	Nine Months Ended October 31
	2005	2004
Cash flows from operating activities:
Net income	$33,786	$23,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,208	10,672
Share-based compensation and amortization of deferred compensation	1,243	861
Deferred income taxes	(755)	(331)
Gain on disposition of assets	93	(76)
Changes in operating assets and liabilities:
Trade accounts receivable	(274)	(11,212)
Inventories	(5,945)	(3,704)
Prepaid expenses and other	(475)	(859)
Accounts payable and accrued expenses	(2,339)	7,667
Current income taxes payable	1,147	3,957
Other assets and liabilities	81	(1,327)
Net cash provided by operating activities	38,770	29,051

Cash flows from investing activities:
Capital expenditures	(7,473)	(9,710)
Sales of marketable securities	17,575	13,206
Purchases of marketable securities	(45,050)	(15,590)
Proceeds from sale of investment	—	1,044
Business acquisition	—	(4,710)
Proceeds from sale of assets	295	275
Net cash used in investing activities	(34,653)	(15,485)

Cash flows from financing activities:
Cash dividends paid	(4,812)	(4,012)
Payments on long-term debt and capital leases	(243)	(338)
Notes payable to banks, net	221	(766)
Common stock issued under share-based compensation plans	2,709	1,306
Excess tax benefit from exercise of stock options and stock appreication rights	967	—
Net cash used in financing activities	(1,158)	(3,810)

Effect of exchange rate changes	(2,951)	(357)

Change in cash and cash equivalents	8	9,399
Cash and cash equivalents at beginning of period	30,482	25,584
Cash and cash equivalents at end of period	$30,490	$34,983

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

Note 2—Interim Financial Information

The accompanying consolidated financial statements for the interim periods ended October 31, 2005 and 2004 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included on Form 10-K in our Annual Report for the fiscal year ended January 31, 2005.

Certain reclassifications have been made to the prior year consolidated financial statements and footnote disclosures to conform to the current year presentation.  Such reclassifications had no impact on results of operations.

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

	Three Months Ended October 31
2005	North America	Europe	Asia Pacific	Eliminations	Consolidated
Net sales	$65,056	$29,786	$17,757	$—	$112,599
Transfers between regions	5,749	534	3	(6,286)	—
Total sales	$70,805	$30,320	$17,760	$(6,286)	$112,599
Operating income (loss)	$15,000	$(958)	$3,244		$17,286
Property, plant and equipment	$34,624	$35,809	$4,723		$75,156

2004	North America	Europe	Asia Pacific	Eliminations	Consolidated
Net sales	$53,898	$27,614	$14,830	$—	$96,342
Transfers between regions	4,571	203	16	(4,790)	—
Total sales	$58,469	$27,817	$14,846	$(4,790)	$96,342
Operating income (loss)	$11,337	$(525)	$2,904		$13,716
Property, plant and equipment	$36,418	$40,337	$4,853		$81,608

	Nine Months Ended October 31
2005	North America	Europe	Asia Pacific	Eliminations	Consolidated
Net sales	$188,466	$101,787	$51,827	$—	$342,080
Transfers between regions	17,222	2,100	175	(19,497)	—
Total sales	$205,688	$103,887	$52,002	$(19,497)	$342,080
Operating income	$41,658	$2,293	$9,404		$53,355

2004	North America	Europe	Asia Pacific	Eliminations	Consolidated
Net sales	$153,520	$84,517	$44,209	$—	$282,246
Transfers between regions	15,637	1,515	49	(17,201)	—
Total sales	$169,157	$86,032	$44,258	$(17,201)	$282,246
Operating income	$29,407	$420	$8,324		$38,151

Note 4—Goodwill

The breakdown of goodwill by geographic region at October 31, 2005 and January 31, 2005 is provided in the table below (in thousands). The change in balances between periods is primarily due to fluctuations in foreign currencies.

	October 31	January 31
	2005	2005
North America	$63,492	$60,429
Europe	9,717	11,211
Asia Pacific	3,152	3,146
	$76,361	$74,786

Note 5—Marketable Securities

Marketable securities consist of auction rate and variable rate demand notes issued by various state agencies throughout the United States.  We classify these securities as available-for-sale securities.  These securities are either insured through third party agencies, reinsured through the U.S. government, or secured by a letter of credit from a bank.  The specific identification method is used to determine the cost of securities sold.  There were no realized or unrealized gains or losses related to our marketable securities during the first nine months of fiscal 2006 and fiscal 2005.  These securities are long-term instruments maturing through 2044; however, the interest rates and maturities are reset approximately every month, at which time we can sell the securities.  Accordingly, we have classified these securities as current assets in our consolidated balance sheets.

Note 6—Inventories

Inventories stated at the lower of average cost or market are presented below by major class (in thousands):

	October 31	January 31
	2005	2005
Finished goods and components	$34,556	$30,516
Work in process	478	865
Raw materials	17,123	14,831
	$52,157	$46,212

Note 7—Share-Based Compensation

We have granted two types of awards, stock options and stock appreciation rights (SARS), under our share-based compensation plans (Plans).  Stock options provide the holder the right to receive our common shares at an established price.  SARS provide the holder the right to receive an amount, payable in our common shares, equal to the excess of the market value of our common shares on the date of exercise (“intrinsic value”) over the base price at the time the right was granted.  The base price may not be less than the market price of our common shares on the date of grant.  The prices for both stock options and SARS are established by our Board of Directors’ Compensation Committee at the time the awards are granted.  All awards vest ratably over a four year period and have a term of five to ten years.  We have reserved 1,400,000 shares of common stock under our stock option plan.  As of October 31, 2005 a total of 464,000 shares have been issued upon the exercise of stock options.  As of October 31, 2005 no additional stock options can be granted under the terms of the plan.  The SARS plan provides for the issuance of 750,000 shares of common stock upon the exercise of SARS of which 18,000 shares have been issued at October 31, 2005.  We issue new common shares upon the exercise of awards.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (123R).  This standard is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R addresses the accounting for share-based compensation in which we receive employee services in exchange for our equity instruments.  Under the standard, we are required to recognize compensation cost for share-based compensation issued to or purchased by employees, net of estimated forfeitures, under share-based compensation plans using a fair value method.  In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 which provided further clarification on the implementation of SFAS 123R.  On April 14, 2005 the SEC amended the compliance date for SFAS 123R until the first quarter of fiscal 2007.

As permitted by the standard, we adopted SFAS 123R earlier than required using the modified prospective method as of May 1, 2005.  Accordingly, no prior periods were restated.  Under this method, we recorded compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remained outstanding as of the beginning of the period of adoption.  We calculated share-based compensation cost using the Black-Scholes option pricing model.  The following range of assumptions were used to compute share-based compensation:

Risk-free interest rate	2.3% - 4.7%
Expected volatility	40% - 42%
Expected dividend yield	0.0% - 2.9%
Expected life (in years)	5.00 - 6.25
Weighted average fair value at date of grant	$4.16 - $17.86

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

Prior to adoption of SFAS 123R, we applied APB 25 to account for stock options and FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” to account for SARS.  Under APB 25 no stock-based compensation expense related to stock options was recognized in net income as all options granted had an exercise price equal to the market price of the underlying common stock at the date of grant.  FIN 28 required SARS to be accounted for under variable plan accounting, which required a mark-to-market adjustment each quarter.  Accordingly, compensation costs were recorded related to SARS for the changes in the market price of our common shares.  No share-based compensation was capitalized as part of the cost of any assets as of October 31, 2005 and January 31, 2005.

The following table presents all share-based compensation costs recognized in our statements of income (in thousands):

	Three Months Ended October 31		Nine Months Ended October 31
	2005	2004	2005	2004
Method used to account for share-based compensation	Fair Value	Intrinsic	Fair Value / Intrinsic	Intrinsic
Share-based compensation under SFAS 123R	$874	$—	$1,471	$—
Share-based compensation under FIN 28	—	520	(228)	861
	$874	$520	$1,243	$861
Tax benefit recognized	$233	$184	$313	$305

The following table illustrates the pro forma effect on net income and earnings per share if we had recorded compensation expense based on the fair value method for all share-based compensation awards (in thousands, except per share amounts):

	Three Months Ended October 31		Nine Months Ended October 31
	2005	2004	2005	2004
Net income - as reported	$10,828	$8,691	$33,786	$23,403
Add: SARS amortization, net of taxes of $0, $184, ($80) and $305	—	336	(148)	556
Net income excluding SARS amortization	10,828	9,027	33,638	23,959
Deduct: total stock-based compensation, net of income tax benefits of $0, $116, $140 and $348 determined under fair value based method	—	(297)	(297)	(891)
Net income - pro forma	$10,828	$8,730	$33,341	$23,068

Basic earnings per share - as reported	$0.87	$0.71	$2.74	$1.93
Basic earnings per share - pro forma	$0.87	$0.72	$2.71	$1.90
Diluted earnings per share - as reported	$0.84	$0.68	$2.63	$1.84
Diluted earnings per share - pro forma	$0.84	$0.68	$2.60	$1.82

A summary of award activity under the Plans as of October 31, 2005, and changes during the nine months then ended, is presented below:

		Weighted-		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Contractual
	Awards	Price	Value	Life in Years
	(In thousands)		(In thousands)
Outstanding at February 1, 2005	1,633	$15.93
Granted	612	35.60
Exercised	(242)	14.46
Forfeited or expired	(19)	13.22
Outstanding at October 31, 2005	1,984	$22.21	$52,439	8
Outstanding at October 31, 2005 and expected to vest	1,048	$27.07	$22,658	9
Exercisable at October 31, 2005	737	$14.15	$25,465	6

The total intrinsic value of options exercised during the three and nine month periods ended October 31, 2005 was $2.0 million and $6.2 million, respectively.  The total intrinsic value of SARS exercised during the three and nine month periods ended October 31, 2005 was $225,000 and $789,000, respectively.

A summary of the status of the Plans’ nonvested awards as of October 31, 2005, and changes during the nine months then ended, is presented below:

		Weighted Average
		Grant-Date
	Nonvested Awards	Fair Value Per Award
	(In thousands)
Nonvested at February 1, 2005	974	$6.13
Granted	612	17.86
Vested	(339)	5.61
Nonvested at October 31, 2005	1,247	$12.03

As of October 31, 2005, there was $10.5 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans.  That cost is expected to be recognized over a weighted average period of 3.3 years.  The following table represents as of October 31, 2005 the share-based compensation costs to be recognized in future periods (in thousands) for awards granted to date:

Fiscal Year	Amount
Remainder of 2006	$869
2007	3,335
2008	3,069
2009	2,368
2010	831
$10,472

Note 8—Commitments and Contingencies

We are subject to environmental laws and regulations, which include obligations to remove or mitigate environmental effects of past disposal and release of certain wastes and substances at various sites. We record liabilities for affected sites when environmental assessments indicate probable cleanup will be required and the costs can be reasonably estimated. Our liabilities for environmental costs, other than for costs of assessments themselves, are generally determined after the completion of investigations and studies or our commitment to a formal plan of action, such as an approved remediation plan.  Liabilities are based on our best estimate of undiscounted future costs using currently available technology, applying current regulations, as well as our own historical experience regarding environmental cleanup costs. The reliability and precision of the loss estimates are affected by numerous factors, such as different stages of site evaluation and reevaluation of the degree of remediation required. We adjust our liabilities as new remediation requirements are defined, as information becomes available permitting reasonable estimates to be made and to reflect new and changing facts.

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

Our specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision impacting our Fairview, Oregon manufacturing facility. The Records of Decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted at or near the facility since 1996 and current estimates provide for some level of activity to continue through 2027. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. We have a liability for the ongoing remediation activities at our Fairview facility of $7.0 million and $7.5 million at October 31, 2005 and January 31, 2005, respectively.

Springfield, Ohio

In 1994, we entered into a consent order with the Ohio Environmental Protection Agency, which required the installation of remediation systems for the cleanup of groundwater contamination at our Springfield, Ohio facility. The current estimate is that the remediation activities will continue through 2010. We have a liability for ongoing remediation activities at our Springfield facility of $1.0 and $1.1 million at October 31, 2005 and January 31, 2005, respectively.

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

Lease Guarantee

We sold our hydraulic cylinder division to Precision Hydraulic Cylinders, Inc. (Precision) on January 15, 2002. Under the terms of the sale, we assigned to Precision an operating lease related to a manufacturing facility in Beulaville, North Carolina. We are a guarantor on the lease in the event Precision fails to comply with the lease terms. The lease requires payments by Precision of approximately $21,000 per month through November 2007.  The total value of the lease guarantee using undiscounted cash flows was approximately $525,000 at October 31, 2005.

Note 9—Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended October 31		Nine Months Ended October 31
	2005	2004	2005	2004
Basic earnings per share:
Net income	$10,828	$8,691	$33,786	$23,403
Weighted average shares of common stock outstanding	12,403	12,195	12,312	12,149
	$0.87	$0.71	$2.74	$1.93

Diluted earnings per share:
Net income	$10,828	$8,691	$33,786	$23,403
Weighted average shares of common stock outstanding	12,403	12,195	12,312	12,149
Dilutive effect of stock options and stock appreciation rights	563	604	536	556
Diluted weighted average shares of common stock outstanding	12,966	12,799	12,848	12,705
	$0.84	$0.68	$2.63	$1.84

Earnings per share is based on the weighted average number of common shares and potentially dilutive shares outstanding during the period, computed using the treasury stock method. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and stock appreciation rights.

Note 10—Supplemental Cash Flow Information

The following table supplements the consolidated statements of cash flow (in thousands):

	For the Nine Months Ended October 31
	2005	2004
Cash paid during the period for:
Interest	$1,506	$1,892
Income taxes	$17,088	$8,851

Business acquisition:
Plant and equipment	$—	$4,949
Other liabilities	—	(239)
	$—	$4,710

Supplemental disclosure of noncash information:
Deferred compensation from stock appreciation rights	$(4,734)	$3,873

Note 11—Benefit Plans

The following represents the net periodic cost related to our benefit plans (in thousands):

	Defined Benefit		Postretirement Benefit
	Three Months Ended October 31		Three Months Ended October 31
	2005	2004	2005	2004
Net periodic benefit cost:
Service cost	$49	$84	$32	$32
Interest cost	115	112	108	116
Expected return on plan assets	(111)	(103)	—	—
Recognized net actuarial loss	31	29	86	99
	$84	$122	$226	$247

	Defined Benefit		Postretirement Benefit
	Nine Months Ended October 31		Nine Months Ended October 31
	2005	2004	2005	2004
Net periodic benefit cost:
Service cost	$146	$251	$96	$106
Interest cost	343	337	325	390
Expected return on plan assets	(330)	(309)	—	—
Recognized net actuarial loss	92	88	259	389
	$251	$367	$680	$885

Note 12—Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 109-2 (FSP 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the Act).  The Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision), provided certain criteria are met.  FSP 109-2 provides accounting and disclosure guidance for the Repatriation Provision.  We have completed a preliminary assessment of the effects of repatriating a portion of our undistributed earnings of foreign subsidiaries.  At the present time, we have no plans to repatriate any undistributed earnings under the Act.

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

In December 2004, the FASB issued SFAS No. 153 (SFAS 153), “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.”  The guidance in APB Opinion No. 29 (APB 29), “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged.  The guidance in that opinion, however, included certain exceptions to that principle.  SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS 153 is not expected to have a material impact on our financial position and results of operations.

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

Note 13—Warranty Obligations

We record a liability on our consolidated balance sheet for costs related to certain warranties with the sales of our products. This liability is estimated through historical customer claims, product failure rates, material usage and service delivery costs incurred in correcting a product failure. Our warranty obligations were as follows (in thousands):

	2005	2004
Balance at January 31	$1,911	$1,610
Accruals for warranties issued during the period	1,548	1,808
Accruals for pre-existing warranties	52	33
Settlements during the period	(1,727)	(1,457)
Balance at October 31	$1,784	$1,994

Note 14—Accumulated Other Comprehensive Income (Loss)

The following table presents the calculation of accumulated other comprehensive income (loss) (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Translation	Minimum Pension Liability
	Adjustment	Adjustment	Total
Balance at January 31, 2005	$10,075	$(2,309)	$7,766
Translation adjustment	(3,001)	—	(3,001)
Balance at October 31, 2005	$7,074	$(2,309)	$4,765

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references to fiscal periods are defined as periods ending in the year ended January 31, 2005 (fiscal 2005) and the year ending January 31, 2006 (fiscal 2006).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. We evaluate our estimates and judgments on an on-going basis, including those related to uncollectible receivables, inventories, goodwill and long-lived assets, warranty obligations, environmental liabilities, share-based compensation, employee benefit plans and deferred taxes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements, except for share-based compensation, is set forth on Form 10-K in our Annual Report for the year ended January 31, 2005.  Share-based compensation and the adoption of SFAS 123R on May 1, 2005 are discussed in Note 7 to Consolidated Financial Statements.

COMPARISON OF THIRD QUARTER OF FISCAL 2006 AND FISCAL 2005

Consolidated Summary

Net income for the third quarter of fiscal 2006 increased to $10.8 million ($0.84 per diluted share) from $8.7 million ($0.68 per diluted share) for the third quarter of fiscal 2005. Net sales for the third quarter of fiscal 2006 were $112.6 million or 17% greater than the third quarter of fiscal 2005. Excluding the effect of foreign currency fluctuations, net sales in North America, Europe and Asia Pacific grew 20%, 10% and 17%, respectively, in the third quarter of fiscal 2006 as compared to the same quarter of the prior year.  Our increased sales levels reflect higher volumes of business in all geographic regions.

The gross margin percentage of 33% in the third quarter of fiscal 2006 was up slightly from 32% in the prior year.  The increase is primarily due to better absorption of fixed costs due to higher volumes of product shipments.  However, the benefits of added absorption were substantially offset by several factors:

•                  Current year sales include an increased percentage of lower margin OEM products.  We expanded our OEM production capacity in all regions throughout the prior year and the full effects of the expansion are now being realized.

•                  Costs related to the closure of a manufacturing facility in The Netherlands and movement of production to a manufacturing facility in Italy.

•                  Higher steel costs for certain steel grades, parts and components.

Selling and administrative costs increased by 6% in the third quarter of fiscal 2006 over the comparable quarter of the prior year.  The increase is primarily due to share-based compensation costs related to the adoption of SFAS 123R, higher professional and consulting fees, employee benefit costs and other miscellaneous costs increases.  Selling and administrative costs as a percentage of net sales were 17% and 19% for third quarter of fiscal 2006 and 2005, respectively.

North America

	Three Months Ended October 31
	2005	%	2004	%	Change	Change %
	(In thousands)
Net sales	$65,056	100%	$53,898	100%	$11,158	21%
Cost of goods sold	38,627	59%	33,000	61%	5,627	17%
Gross profit	26,429	41%	20,898	39%	5,531	26%

Selling and administrative expenses	11,392	18%	10,676	20%	716	7%
Amortization	37	—	30	—	7	23%
Insurance litigation recovery	—	—	(1,300)	(2)%	1,300	—
Environmental expense	—	—	155	—	(155)	—
Operating income	$15,000	23%	$11,337	21%	$3,663	32%

North America net sales increased 21% in the third quarter of fiscal 2006 over the same quarter of fiscal 2005.  Currency changes accounted for only 1% of the increase in sales.  Higher volumes of shipments from North American plants accounted for virtually all of the increase.  Shipments benefited from a strong lift truck market in the third quarter of fiscal 2006 in comparison with the prior year.

Historically, we have found that changes in the level of our net sales do not correspond directly to the percentage changes in lift truck industry shipments, but industry statistics do provide an indication of the direction of business activity.  North American lift truck industry shipments in the third quarter were 4% higher than the prior year.

Gross margin percentage for the third quarter of fiscal 2006 in North America was 2% higher than the prior year.  Our added absorption due to higher shipment volumes is the primary reason for the increase.  We have implemented price increases on certain products which have essentially offset the impact of increases in the cost of steel.

Selling and administrative costs for the third quarter of fiscal 2006 increased 7% over the same quarter of the prior year.  The primary reason for the increase is an additional $354,000 of compensation costs related to share-based-compensation and consulting fees.  The new accounting standard for share-based-compensation was adopted in the second quarter of fiscal 2006.

                                                In October 2004, we reached a settlement with one of two insurers in litigation relating to recovery of expenses incurred in the cleanup of groundwater contamination at our Fairview, Oregon plant.  The insurer paid us $1.3 million in October 2004 and was dismissed from a pending appeal of a lower court judgment in our favor.

Europe

	Three Months Ended October 31
	2005	%	2004	%	Change	Change %
	(In thousands)

Net sales	$29,786	100%	$27,614	100%	$2,172	8%
Cost of goods sold	25,201	85%	22,479	81%	2,722	12%
Gross profit	4,585	15%	5,135	19%	(550)	(11)%

Selling and administrative expenses	5,336	18%	5,534	20%	(198)	(4)%
Amortization	207	—	126	1%	81	64%
Operating loss	$(958)	(3)%	$(525)	(2)%	$(433)	82%

Net sales in Europe for the third quarter of fiscal 2006 increased to $29.8 million, an 8% increase over the same quarter of fiscal 2005.  The increase was due to higher shipment volumes of OEM products due to increased production capacity added in the prior year when we acquired the assets of a major European competitor in Germany.  The overall sales increase was offset by a 2% decrease due to foreign currency changes.  Industry lift truck shipments were flat for the third quarter compared to the prior year.

The gross margin percentage in Europe declined from 19% in the third quarter of fiscal 2005 to 15% for the third quarter of fiscal 2006. This decrease can be primarily attributed to the following factors:

•                  Costs related to the closure of one of our manufacturing facilities in The Netherlands.  See further details below.

•                  Increased shipments of certain lower margin OEM products relative to total shipments.

•                  Failure to fully recover material cost increases in certain product segments.

During the third quarter of fiscal 2006, we closed our manufacturing facility in Hoorn, The Netherlands.  Production operations in Hoorn have now been integrated into other manufacturing facilities in Almere, The Netherlands and Verona, Italy.  This closure allowed us to eliminate excess capacity for attachment products and will result in lower overall production costs.  The total direct costs for the plant closure are estimated to be $2.1 million, which includes $1.2 million of employee termination costs and $900,000 of costs to move production equipment.  During the third quarter we recognized $1.1 million of direct costs related to the closure, which are primarily recorded in cost of goods sold.  The liability recorded on the October 31, 2005 consolidated balance sheet to the plant closure is not material.  The consolidated balance sheet at October 31, 2005 includes current assets of $720,000 which represent property and equipment held for sale from the closure of the Hoorn facility.  An additional $700,000 in costs related to the plant closure and other related activities will be incurred in the fourth quarter of fiscal 2006.  We expect to begin realizing the full benefit of these changes in Europe in fiscal 2007.

Selling and administrative costs in Europe decreased 4% for the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005 due primarily to lower marketing and warranty costs.

Asia Pacific

	Three Months Ended October 31
	2005	%	2004	%	Change	Change %
	(In thousands)
Net sales	$17,757	100%	$14,830	100%	$2,927	20%
Cost of goods sold	11,947	67%	9,979	67%	1,968	20%
Gross profit	5,810	33%	4,851	33%	959	20%

Selling and administrative expenses	2,559	15%	1,941	13%	618	32%
Amortization	7	—	6	—	1	17%
Operating income	$3,244	18%	$2,904	20%	$340	12%

Asia Pacific net sales increased to $17.8 million, a 20% increase in the third quarter of fiscal 2006 over fiscal 2005.  Excluding the effect of foreign currencies, net sales increased 17%.  Virtually all of the Asia Pacific markets experienced strong sales results during the third quarter.  Industry lift truck shipments were up 13% in the third quarter over the prior year.

Gross margin percentages in the Asia Pacific region remained constant at 33% in the third quarter of fiscal 2006 when compared to the same quarter of the prior year.  Material cost increases mitigated the effects of better absorption of costs from higher sales volumes.

Selling and administrative costs in the Asia Pacific region increased 32% for the third quarter of fiscal 2006 as compared to fiscal 2005.  The increase was due primarily to higher employee benefit and travel costs and professional fees.  Foreign currency fluctuations accounted for 1% of the change.

Non-Operating Items

 Interest expense was lower in the third quarter of fiscal 2006 as compared to the same quarter of fiscal 2005 due to the reduction in long-term debt for scheduled debt payments in the fourth quarter of fiscal 2005.  See “Financial Condition and Liquidity” for additional discussion of debt levels and payments.

During the third quarter of fiscal 2005, a trust under a U.S. defined benefit plan we terminated in 1997 sold publicly traded common stock received in a demutualization of an insurance company.  The trust had purchased annuities from the insurance company prior to the termination of the plan.  The sale resulted in a gain of approximately $1.0 million and proceeds of the same amount, which were available to the Company.

The effective tax rate in the third quarter of fiscal 2006 was down slightly from the prior year.  The decrease is primarily due to higher levels of income in certain tax jurisdictions which have lower statutory tax rates.

COMPARISON OF THE FIRST NINE MONTHS OF FISCAL 2006 AND FISCAL 2005

Consolidated Summary

Net income for the first nine months of fiscal 2006 increased to $33.8 million ($2.63 per diluted share) from $23.4 million ($1.84 per diluted share) for the first nine months of fiscal 2005. Net sales for the first nine months of fiscal 2006 were $342.1 million or 21% greater than the first nine months of fiscal 2005. Excluding the effect of foreign currency fluctuations, net sales in North America, Europe and Asia Pacific grew 22%, 19% and 14%, respectively, in the first nine months of fiscal 2006 as compared to the same period of the prior year.  Our increased sales levels reflect higher volumes of business in all geographic regions.

The gross margin percentage in the first nine months of fiscal 2006 of 32% was approximately the same as the prior year.  Although we have increased sales prices on certain products and realized better fixed cost absorption with higher shipment volumes in fiscal 2006, these benefits have been offset by:

•                  Increased percentage of sales of lower margin OEM products.

•                  Higher material costs.

•                  Costs related to the closure of a manufacturing facility in The Netherlands.

Selling and administrative costs increased by 4% in the first nine months of fiscal 2006 over the comparable period of the prior year. Excluding foreign currency changes, costs increased 3% over the first nine months of the prior year.  This increase is due primarily to higher costs for share-based compensation, employee benefit costs and professional and consulting fees.  Selling and administrative costs as a percentage of net sales were 16% and 19% for the first nine months of fiscal 2006 and 2005, respectively.

Effective in the second quarter of the current year we elected to early adopt the new accounting standard for share-based compensation, Statement of Financial Account Standards No. 123R.  We applied the standard using a modified prospective method with no restatement of prior periods.  Prior to the adoption of 123R we only recognized compensation expense related to stock appreciation rights (SARs).  This expense was calculated quarterly, based on our share price at quarter-end, resulting in substantial expense volatility.  Under 123R we are accounting for share-based compensation expense for SARs and options on a fair value method.  This has eliminated market related expense volatility. Total share-based compensation expense recorded in the nine months ended October 31, 2005 was $1.2 million compared to $860,000 for the comparable prior year period.

North America

	Nine Months Ended October 31
	2005	%	2004	%	Change	Change %
	(In thousands)
Net sales	$188,466	100%	$153,520	100%	$34,946	23%
Cost of goods sold	113,981	60%	93,730	61%	20,251	22%
Gross profit	74,485	40%	59,790	39%	14,695	25%

Selling and administrative expenses	32,715	18%	31,428	20%	1,287	4%
Amortization	112	—	100	—	12	12%
Insurance litigation recovery	—	—	(1,300)	—	1,300	—
Environmental expense	—	—	155	—	(155)	—
Operating income	$41,658	22%	$29,407	19%	$12,251	42%

Net sales in North America were $34.9 million or 23% higher in the first nine months of fiscal 2006 over the same period of fiscal 2005.  The increase is primarily due to higher volumes of shipments and to a lesser extent price increases.  Changes in foreign currencies made up only 1% of the overall sales increase.

Historically, we have found that changes in the level of our net sales do not correspond directly to the percentage changes in lift truck industry shipments, but industry statistics do provide an indication of the direction of business activity.  North American lift truck industry shipments increased 18% for the first nine months of the current year as compared to the prior year, although increases in the most recent quarter were only 4% as previously noted.

Gross margins for the first nine months of fiscal 2006 in North America of 40% were slightly higher than the prior year.  We benefited from the contribution of additional unit volume through the plants, absorbing more fixed costs than in the first nine months of the prior year.  However, increases in material costs offset the majority of this additional absorption and any sales price increases.

Selling and administrative costs for the first nine months of fiscal 2006 increased 4% over the same period of the prior year.  The increase is due primarily to share-based compensation costs, consulting fees and other miscellaneous cost increases.

Europe

	Nine Months Ended October 31
	2005	%	2004	%	Change	Change %
	(In thousands)
Net sales	$101,787	100%	$84,517	100%	$17,270	20%
Cost of goods sold	82,217	81%	67,367	80%	14,850	22%
Gross profit	19,570	19%	17,150	20%	2,420	14%

Selling and administrative expenses	16,215	16%	16,382	20%	(167)	—
Amortization	1,062	1%	348	—	714	—
Operating income	$2,293	2%	$420	—	$1,873	—

Net sales in Europe for the first nine months of fiscal 2006 increased to $101.8 million or 20% over the same period of fiscal 2005.  Changes in foreign currency rates, primarily the Euro and the British Pound, accounted for 2% of the increase.  The remaining increase was primarily the result of increased shipments and to a lesser extent sales price increases.  Our sales in Europe for the first nine months have benefited from consistent demand in the lift truck market and additional production capacity from the purchase of assets of a major German competitor in late fiscal 2005.

The gross margin percentage in Europe for the first nine months of fiscal 2006 of 19% is down slightly from the 20% in the prior year.  The decrease is due primarily to costs related to the closure of a manufacturing facility in The Netherlands as discussed below.  Margins were favorably impacted by improved absorption due to higher sales volumes and higher sales prices on certain products.  Margins were negatively impacted by increased steel costs.

During the third quarter of fiscal 2006, we closed our manufacturing facility in Hoorn, The Netherlands.  Production operations in Hoorn have been integrated into other manufacturing facilities in Almere, The Netherlands and Verona, Italy.  This closure allowed us to eliminate excess capacity for attachment products and will result in lower overall production costs.  The total direct costs for the plant closure are estimated to be $2.1 million, which includes $1.2 million of employee termination costs and $900,000 of costs to move production equipment.  During the first nine months of fiscal 2006 we recognized $1.4 million of direct costs related to the closure, which are primarily recorded in cost of goods sold.  The liability recorded on the October 31, 2005 consolidated balance sheet to the plant closure is not material.  The consolidated balance sheet at October 31, 2005 includes current assets of $720,000, which represent property and equipment held for sale from the closure of the Hoorn facility.  An additional $700,000 in costs related to the plant closure and other related activities will be incurred in the fourth quarter of fiscal 2006.  We expect to begin realizing the full benefit of these changes in Europe in fiscal year 2007.

Excluding the effects of changing currencies, selling and administrative costs decreased 3% in Europe for the first nine months of fiscal 2006 in comparison to the first nine months of fiscal 2005.  This decrease is due to lower marketing and warranty costs and other miscellaneous cost reductions.

Amortization costs in the first nine months of fiscal 2006 increased due to additional amortization of intangible assets in Italy.

Asia Pacific

	Nine Months Ended October 31
	2005	%	2004	%	Change	Change %
	(In thousands)
Net sales	$51,827	100%	$44,209	100%	$7,618	17%
Cost of goods sold	34,999	68%	29,538	67%	5,461	18%
Gross profit	16,828	32%	14,671	33%	2,157	15%

Selling and administrative expenses	7,403	14%	6,326	14%	1,077	17%
Amortization	21	—	21	—	—	—
Operating income	$9,404	18%	$8,324	19%	$1,080	13%

Asia Pacific net sales increased to $51.8 million in the first nine months of fiscal 2006, an increase of 17% over fiscal 2005 net sales.  Excluding the effect of foreign currencies, net sales increased 14%.  The increase was due to the general strength of the economies in all markets.  In particular, net sales in China have increased with both a strong economy and lift truck market and additional production capacity for OEM products.

Gross margin percentages in the Asia Pacific region decreased slightly to 32% for the first nine months of fiscal 2006 as compared to 33% in the same period of the prior year.  The lower percentage is due primarily to a higher percentage of sales of lower margin OEM products and higher steel costs.

Selling and administrative costs in the Asia Pacific region increased 17% for the first nine months of fiscal 2006 as compared to fiscal 2005.  Foreign currency fluctuations accounted for 2% of the increase.  The remainder of the increase was due to costs for employee benefits in China.

Non-Operating Items

Interest expense decreased during the first nine months of fiscal 2006 as compared to the same period of fiscal 2006 due to scheduled debt payments in the fourth quarter of fiscal 2005.  See “Financial Condition and Liquidity” for additional discussion of debt levels and payments.

The effective tax rate in the first nine months of fiscal 2006 was down slightly from the rate in the comparable prior year period.  The decrease is primarily due to higher levels of income in certain tax jurisdictions which have lower statutory tax rates.

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the nine months ended October 31, 2005 and October 31, 2004 by classifying transactions into three major categories of activities: operating, investing and financing.

Operating

Our main source of liquidity is cash generated from operating activities. This consists of net income adjusted for noncash operating items such as depreciation and amortization, losses and gains on the disposal of assets, share-based compensation, deferred income taxes, and changes in operating assets and liabilities.

Net cash provided by operating activities from continuing operations was $38.8 million in first nine months of fiscal 2006 compared to $29.1 million for the same period in fiscal 2005. The increase in fiscal 2006 was due to higher levels of net income, depreciation and amortization as well as decreases in the change in accounts receivables.  These increases were partially offset by changes in other operating accounts, primarily inventories, accounts payable and accrued expenses.

Investing

Our capital expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods, expansion of production capacity and replacement for normal wear and tear. Capital expenditures were $7.5 million and $9.7 million in the first nine months of fiscal 2006 and 2005, respectively. We expect capital expenditures in the rest of fiscal 2006 to approximate depreciation expense, excluding expenditures related to our expansion plans in China.  We plan to invest up to $23 million to expand our Chinese operations in the next eighteen months.  This investment will position us to undertake a significant expansion of our business in the Asia Pacific region.  Depreciation expense for the first nine months in fiscal 2006 and fiscal 2005 was $11.0 million and $10.2 million, respectively.

Net purchases of marketable securities during the first nine months of fiscal 2006 were $27.5 million compared to $2.4 million in the prior year.  This increase in net purchases is a result of additional cash provided by operating activities during the current year.  Marketable securities consist of auction rate and variable rate demand notes issued by various state agencies throughout the United States.  We classify these securities as available-for-sale securities.  These securities are either insured through third party agencies, reinsured through the U.S. federal government, or secured by a letter of credit from a bank.  The specific identification method is used to determine the cost of securities sold.  There were no realized or unrealized gains or losses related to our marketable securities during the first nine months of fiscal 2006 and fiscal 2005.  These securities are long-term instruments maturing through 2044; however, the interest rates and maturities are reset approximately every month, at which time we can sell the securities.  Accordingly, we have classified these securities as current assets in our consolidated balance sheets.

Financing

The issuance of common stock related to the exercise of stock options and stock appreciation rights generated $2.7 million and $1.3 million of cash for the first nine months in fiscal 2006 and 2005, respectively.

We declared dividends totaling $0.39 and $0.33 per share during the first nine months of fiscal 2006 and 2005, respectively.

FINANCIAL CONDITION AND LIQUIDITY

Our working capital, (current assets less current liabilities) at October 31, 2005 was $130.6 million as compared to $94.2 million at January 31, 2005. Our current ratio at October 31, 2005 was 3.1 to 1 as compared to 2.5 to 1 at January 31, 2005.

Total outstanding debt, including notes payable to banks and capital leases, at October 31, 2005 was $40.5 million was unchanged from January 31, 2005. Our debt to equity ratio improved to 0.16 to 1 at October 31, 2005 from 0.19 to 1 at January 31, 2005. Our debt agreements contain covenants relating to net worth and leverage ratios. We were in compliance with these covenants at October 31, 2005.  Borrowing arrangements currently in place with commercial banks provide lines of credit totaling $25 million, of which $3.4 million was used to issue letters of credit. The average interest rate on notes payable to banks was 2.1% at October 31, 2005 and 3.7% at January 31, 2005.

Our current plans are to fund existing postretirement and defined benefit obligations as costs are incurred or to meet minimum statutory funding requirements.

We believe that our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditure, acquisition and debt retirement requirements for the next twelve months.

OTHER MATTERS

The U.S. dollar strengthened in comparison with the Euro and British Pound and weakened in comparison with the Canadian Dollar in the third quarter of fiscal 2006.  The net result was these foreign currency translation adjustments increased shareholders’ equity by $1.6 million in the third quarter of fiscal 2006.  During the first nine months of fiscal 2006, the U.S. dollar strengthened against most currencies, decreasing shareholders’ equity by $3.0 million from January 31, 2005 to October 31, 2005.

OFF BALANCE SHEET ARRANGEMENTS

At October 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 109-2 (FSP 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the Act).  The Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (Repatriation Provision), provided certain criteria are met.  FSP 109-2 provides accounting and disclosure guidance for the Repatriation Provision.  We have completed a preliminary assessment of the effects of repatriating a portion of our undistributed earnings of foreign subsidiaries.  At the present time, we have no plans to repatriate any undistributed earnings under the Act.

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

In December 2004, the FASB issued SFAS No. 153 (SFAS 153), “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.”  The guidance in APB Opinion No. 29 (APB 29), “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged.  The guidance in that opinion, however, included certain exceptions to that principle.  SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS 153 is not expected to have a material impact on our financial position and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rate and interest rate fluctuations. A significant portion of our revenues and expenses are denominated in foreign currencies. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of the foreign currencies in relation to the U.S. dollar. The table below illustrates the hypothetical increase in net sales for the third quarter of fiscal 2006 resulting from a 10% weaker U.S. dollar during the entire quarter, measured against foreign currencies that affect our operations (in millions):

Euro	$2.2
Canadian dollar	0.6
British pound	0.7
Other currencies with net sales less than 17% of consolidated net sales	1.3

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

A majority of our products are manufactured using specialty steel as a primary raw material and specialty steel based components as purchased parts. As such, our cost of goods sold is sensitive to fluctuations in specialty steel prices, either directly through the purchase of specialty steel as raw material or indirectly through the purchase of specialty steel based components. Presuming that the full impact of specialty steel cost increases is reflected in all of our steel and steel based component purchases, we estimate our consolidated gross margin percentage sensitivity to be approximately 0.3% for each 1.0% increase in steel costs without offsetting sales price increases. For example, if the price of specialty steel increases 1.0%, and the full impact of that increase is reflected in all raw material and component purchases, the net decrease in the gross margin percentage would be approximately 0.3%. Based on our statement of income for the quarter ended October 31, 2005, a 1% increase in specialty steel costs without offsetting sales price increases would have decreased consolidated gross profit by approximately $300,000.

To date we have been able to mitigate the effect of a portion of the specialty steel cost increases on our gross margins. This has been done through price increases and cost reductions. We were notified of 16% price increase by our largest supplier of steel for certain products manufactured in North America and China which became effective October 1, 2005.  We estimate this will negatively impact overall consolidated margins in the fourth quarter by less than 1%.  We intend to continue our efforts in the coming months to mitigate the full impact of these and any other steel cost increases. It should be noted that there may be some time lag between the absorption of the steel cost increases and realizing the offsetting benefits of the mitigating measures. It should also be noted that there is no assurance that we can fully mitigate all future steel cost increases through price increases and other measures. In addition, actual cost increases from steel suppliers could differ from cost increases that have been previously communicated to us.

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

Substantially all of our debt has a fixed interest rate. Any additional payments to prepay scheduled amounts of debt are subject to penalties. At December 6, 2005, the penalties to retire all of our long-term debt would have been $715,000.  A hypothetical immediate increase in market interest rates by 1% would decrease the fair value of our long-term debt outstanding at October 31, 2005 by $386,000.

Item 4. Controls and Procedures

As of October 31, 2005, the end of the period covered by this report, the Company reviewed and evaluated, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, as defined in Rule 13a-15(e) and 15d-15(e), of the Securities Exchange Act of 1934 (Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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
December 9, 2005
/s/ Richard S. Anderson

Richard S. Anderson Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)