Form 10-K
period 2006-01-31
CASCADE CORP
filed 2006-04-17
CIK 18061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of July 31, 2005 was $546,848,250, based on the closing sale price of the common stock on the New York Stock Exchange on that date.

The number of shares outstanding of the registrant’s common stock as of March 17, 2006 was 12,541,204.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be filed within 120 days after the registrant’s fiscal year end of January 31, 2006, to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held June 6, 2006 are incorporated by reference into Part III.

TABLE OF CONTENTS

PART I		4
Item 1.	Business	4
	General	4
	Products	4
	Markets	4
	Competition	5
	Customers	6
	Backlog	6
	Research and Development	6
	Environmental Matters	6
	Employees	6
	Foreign Operations	6
	Available Information	7
	Forward-looking Statements	3
Item 1A.	Risk Factors	7
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 4A.	Officers of the Registrant	12
PART II		14
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 8.	Financial Statements and Supplementary Data	35
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	65
Item 9A.	Controls and Procedures	66
Item 9B.	Other Information	66
PART III		67
Item 10.	Directors and Executive Officers of the Registrant	67
Item 11.	Executive Compensation	67
Item 12.	Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters	68
Item 13.	Certain Relationships and Related Transactions	68
Item 14.	Principal Accounting Fees and Service	68
PART IV		68
Item 15.	Exhibits and Financial Statement Schedules	68
SIGNATURES		70

NOTE: All references to fiscal years are defined as year ended January 31, 2006 (fiscal 2006), year ended January 31, 2005 (fiscal 2005) and year ended January 31, 2004 (fiscal 2004).

Forward-looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7) contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include, but are not limited to:

•       Competitive factors in, and the cyclical nature of, the materials handling industry;

•       Fluctuations in lift truck orders or deliveries;

•       Availability and cost of raw materials;

•       General business and economic conditions in North America, Europe, Asia and China;

•       Actions by foreign governments;

•       Assumptions relating to pension and other postretirement costs;

•       Foreign currency fluctuations;

•       Pending litigation;

•       Environmental matters;

•       Effectiveness of our capital expenditures and cost reduction initiatives.

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

Products

We manufacture an extensive range of materials handling load engagement products that are widely used on lift trucks and, to a lesser extent, on construction and agricultural vehicles.

Our products are primarily manufactured with the Cascade and Cascade-Kenhar names and symbols, for which we have secured trademark protection. The primary function of these products is to provide the lift truck with the capability of engaging, lifting, repositioning, carrying and depositing various types of loads and products. We offer a wide variety of functionally different products, each of which has numerous sizes, models, capacities and optional combinations. Products are designed to handle loads with pallets and for specialized application loads without pallets. Examples of specialized products include devices specifically designed to handle loads such as appliances, carpet and paper rolls, baled materials, textiles, beverage containers, drums, canned goods, bricks, masonry blocks, lumber, plywood, and boxed, packaged and containerized products.

Our products are subject to strict design, construction and safety requirements established by industry associations and the International Organization for Standardization (ISO). Our major manufacturing facilities are ISO certified. Product specifications and characteristics are determined by the expected capacity to be lifted, the characteristics of the load, the ambient environment in which employed, the terrain over which the load will be moved and the operational life cycle of the vehicle. Accordingly, while there are some standard products, the market demands a wide range of products in custom configurations and capacities.

The manufacturing of our products includes the purchase of raw materials and components: principally rolled bar, plate and extruded steel products; unfinished castings and forgings; hydraulic cylinders and motors; and hardware items such as fasteners, rollers, hydraulic seals and hose assemblies. A portion of our bar steel purchases are obtained under annual pricing arrangements, which do not require minimum quantity purchases. Certain purchased parts are provided worldwide by a limited number of suppliers. Difficulties in obtaining alternative sources of rolled bar, plate and extruded steel products and other materials from one of our primary suppliers could affect operating results. We are not currently experiencing any shortages in obtaining raw materials, purchased parts, or other steel products.

Markets

We market our products throughout the world. Our primary customers are companies and industries that use lift trucks for materials handling. Examples of these industries include pulp and paper, grocery products, textiles, recycling and general consumer goods. Our products are sold to the end-user customer through the retail lift truck dealer distribution channel and to lift truck manufacturers as original equipment manufacturer (OEM) equipment.

In the major industrialized countries, lift trucks are a widely utilized method of materials handling. In these markets lift trucks are generally considered maintenance capital investment. This tends to subject the industry in general, to the cyclical patterns similar to the broader capital goods economic sector.

However, many of our products measurably improve overall materials handling and lift truck productivity. Further, we are continually developing products to serve new types of materials handling applications to meet specific customer and industry requirements. In this sense, our products may also be generally considered as both a maintenance and productivity enhancing investment. Historically, this has somewhat cushioned the negative impact of downward trends in the lift truck market on our net sales.

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

Competition

We are one of the leading domestic and foreign independent suppliers of load engagement products for industrial lift trucks. We compete with a number of companies in different parts of the world. The majority of these competitors are privately-owned companies with a strong presence in local and regional markets. A smaller number of these competitors compete with us globally.

In addition, several lift truck manufacturers, who are customers of ours, are also competitors in varying degrees to the extent that they manufacture a portion of their load engagement product requirements. Since we offer a broad line of products capable of supplying a significant part of the total requirements for the entire lift truck industry, our experience has shown that lower costs resulting from our relatively high unit volume would be difficult for any individual lift truck manufacturer to achieve for most products. We design and position our products to be the performance and service leaders in their respective product categories and geographic markets.

Our market share and gross margins throughout the world vary by geographic region due to the different competitive environments we face in each of these regions. A further discussion of the competition in each geographic region follows:

North America—We are the leading manufacturer in North America and the preferred supplier of many OEMs as well as OEDs (original equipment dealers) and distributors.  We compete in this region primarily with smaller regionally-based companies and a limited number of smaller foreign competitors. Our leading position has been achieved within the last ten years through an acquisition which complemented our existing product lines and a continued focus on providing high quality products and outstanding customer service.

Europe—While we are also a leading manufacturer in Europe, we compete with several privately-owned companies with a strong presence in local and regional markets. In contrast to North America, competition in this region is principally on price, resulting in lower gross margins.

Asia Pacific—This region includes operations in Japan, Australia, New Zealand, Korea and South Africa. The competitive environment varies somewhat from country to country, and competitors vary in size from smaller regionally-based private companies to some larger lift truck manufacturers. In general we have established a strong presence throughout the region.

China—We have operated in China for 20 years. During that time we have established a strong presence in the lift truck market. Our competition consists primarily of smaller China-based companies. In the past two years we have seen an increase in the number of competitors in the Chinese market, which has included foreign manufacturers, primarily from Europe. The increased competition is due to the continued growth in China’s economy and the expanded use of lift trucks for various industrial purposes.

Fluctuations in gross margins within a geographic region over time are generally due to a change in the competitive environment such as new competitors entering a market or existing entities merging or otherwise leaving the market. Additionally, cyclical variations in product demand directly affect margins as higher manufacturing volumes permit greater fixed cost absorption resulting in increased gross margins.

Customers

Our products are marketed and sold primarily to lift truck OEDs, OEMs, and distributors globally. Our primary markets are North America, Europe, China and Asia Pacific. In addition to sales to the lift truck market, we sell products to OEMs who manufacture construction, mining, agricultural and industrial vehicles other than lift trucks.

No single customer accounts for more than 10% of our consolidated net sales. Our sales to OEM customers account for approximately 40-45% of our consolidated net sales.

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

Environmental Matters

From time to time, we are the subject of investigations, conferences, discussions and negotiations with various federal, state, local and foreign agencies with respect to cleanup of hazardous waste and compliance with environmental laws and regulations. “Risk Factors” (Item 1A), Note 13 to the Consolidated Financial Statements (Item 8), “Legal Proceedings” (Item 3) and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Item 7) contain additional information concerning our environmental matters.

Employees

At January 31, 2006, we had approximately 1,900 full-time employees throughout the world. The majority of these employees are not subject to collective bargaining agreements. We believe our relations with our employees are excellent.

Foreign Operations

We have substantial operations outside the United States. There are additional business risks attendant to our foreign operations such as the risk that the relative value of the underlying local currencies may weaken when compared to the U.S. dollar. For further information about foreign operations, see “Risk Factors” (Item 1A), “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7) and Notes to Consolidated Financial Statements (Item 8).

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through our website at www.cascorp.com when such reports are available on the Securities and Exchange Commission (SEC) website - www.sec.gov. Once filed with the SEC, such documents may be read and/or copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.                Risk Factors

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating Cascade’s business. Our business, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to the Company or that the Company currently deems immaterial may also impair its business and operations.

Economic or industry downturns

Our business has historically experienced periodic cyclical downturns generally consistent with economic cycles in the markets in which we operate. The level of sales of our products reflects to a significant extent the capital investment decisions of the customers who buy our products and the lift trucks and other vehicles, on which our products are used. These customers have had a tendency to delay capital projects, including the purchase of new equipment or expensive upgrades, during industry or general economic downturns. Past downturns have been characterized by diminished product demand, excess manufacturing capacity and erosion of gross margins. Therefore, a significant downturn in the markets of our customers, including lift truck manufacturers, or in general economic conditions is likely to result in a reduction in demand for our products and could harm our business.

Intense competition

Our products do not depend upon proprietary technology to any significant degree, and therefore can be subject to intense competition.   The principal methods of competition in our markets are product performance and ease of use, product quality, safety, customer service and support, product lead times, global reach, brand reputation, breadth of product line and price. Our customers increasingly demand more technologically advanced and integrated products in certain cases and we must continue to develop our expertise and technical capabilities in order to manufacture and market these products successfully. To retain our competitive position, we will need to invest continuously in research and development, manufacturing, marketing, customer service and support and our distribution networks.

Future acquisitions may not prove to be successful

We have at times expanded our business through acquisitions and expect that we will do so in the future if appropriate opportunities arise. If we are not successful in integrating acquisitions, we may not realize the operating advantages and cost savings that we anticipate at the time of acquisition. Future acquisitions may require us to incur additional debt and contingent liabilities, which may materially and adversely affect our business, operating results, cash flows and financial condition. The acquisition and integration of businesses involve a number of risks, including:

•       Use of available cash, new borrowings, or borrowings under our credit facility to consummate the acquisition;

•       Potential dilution of shareholders’ equity;

•       Demands on management related to the increase in our size after an acquisition;

•       Diversion of management’s attention from existing operations due to the integration of acquired businesses;

•       Difficulties in systems integration;

•       Difficulties in the assimilation and retention of employees; and

•       Potential adverse effects on our operating results.

Economic, political and other risks associated with international operations

Foreign operations represent a significant portion of our business. We expect revenue from foreign markets to continue to represent a significant portion of our total sales. As noted in “Properties” (Item 2), we own or lease facilities in many foreign countries throughout the world.    Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally.  Accordingly, our future results could be harmed by a variety of factors, including:

•       Imposition of foreign exchange controls;

•       Changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets such as China;

•       Foreign currency exchange risks;

•       Seizure of our property or assets by a foreign government without our consent;

•       Civil unrest in any of the countries in which we operate;

•       Tariffs, other trade protection measures and import or export licensing requirements;

•       Potentially negative consequences from changes in tax laws;

•       Difficulty in staffing and managing widespread operations;

•       Differing labor regulations;

•       Requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•       Restrictions on our ability to own or operate or repatriate dividends from our subsidiaries, make investments or acquire new businesses in foreign jurisdictions;

•       Difficulty in enforcement of contractual obligations governed by non-U.S. law;

•       Unexpected transportation delays or interruptions;

•       Unexpected changes in regulatory requirements; and

•       The burden of complying with multiple and potentially conflicting laws.

Foreign currency fluctuations

Changes in economic or political conditions in any of the countries in which we operate could result in exchange rate movements, new currency or exchange controls or other restrictions being imposed on our operations.

Fluctuations in the value of the U.S. dollar may adversely affect our results of operations. Because our combined financial results are reported in U.S. dollars, translation of sales or earnings generated in other currencies into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings. In addition, our debt service requirements are primarily in U.S. dollars, even though a portion of our cash flow is generated in euros and other foreign currencies. Significant changes in the value of these foreign currencies relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar-denominated debt.

In addition, fluctuations in currencies relative to currencies in which our earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our foreign operations, where the local currency is the functional currency, are translated using period-end exchange rates, and the revenues, expenses and cash flows of our foreign operations are translated using average exchange rates during each period.

In addition to currency translation risks, we incur currency transaction risk whenever we enter into either a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot be assured that we will be able to effectively manage our currency transaction and/or translation risks. Volatility in currency exchange rates may have a material adverse effect on our financial condition or results of operations. We have purchased and may continue to purchase foreign currency hedging instruments protecting or offsetting positions in certain currencies to reduce the risk of adverse currency fluctuations. We have in the past experienced and expect to experience at times in the future a negative impact on earnings as a result of foreign currency exchange rate fluctuations.

Loss of senior management

The success of our business is largely dependent on our senior managers, as well as on our ability to attract and retain other qualified personnel. Eight members of our senior management team have been with us for over 20 years, including our President and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, who have each been with us for over 33 years. We may not be able to attract and retain the management personnel necessary for the development of our business. The loss of the services of key management personnel or the failure to attract additional personnel as required could have a material adverse effect on our business, financial condition and results of operations.

Environmental compliance costs and liabilities

Our operations and properties are subject to stringent U.S. and foreign, federal, state and local laws and regulations relating to environmental protection. These laws and regulations govern the investigation and clean up of contaminated properties as well as air emissions, water discharges, waste management and disposal and workplace health and safety.  We can be held responsible under these laws and regulations no matter if the original actions were legal or illegal and no matter if we knew of, or were responsible for, the presence of such hazardous or toxic substances. We could be responsible for payment of the full amount of any liability, whether or not any other responsible party also is liable.

These laws and regulations affect a significant percentage of our operations, are different in every jurisdiction and can impose substantial fines and sanctions for violations. Further, they may require substantial clean-up costs for our properties, many of which are sites of long-standing manufacturing operations, and the installation of costly pollution control equipment or operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases. We must conform our operations and properties to these laws and adapt to regulatory requirements in all jurisdictions as these requirements change.

We routinely deal with natural gas, oil and other petroleum products. As a result of our operations, we generate, manage and dispose of or recycle hazardous wastes and substances such as solvents, thinner, waste paint, waste oil, wash-down wastes and sandblast material. Hydrocarbons or other hazardous substances or wastes may have been disposed or released on, under or from properties owned, leased or operated by us or on, under or from other locations where such substances or wastes have been taken for disposal. These properties may be subject to investigatory, clean-up and monitoring requirements under U.S. and foreign, federal, state and local environmental laws and regulations.

Fluctuations in raw material costs and availability

Significant cost increases in raw materials and components or shortages in these items could adversely affect our operating results and financial condition.

To manufacture our products we purchase raw materials and components,  principally rolled bar, plate and extruded steel products, unfinished castings and forgings, hydraulic cylinders and motors, and hardware items such as fasteners, rollers, hydraulic seals and hose assemblies.  The price of steel is particularly significant to our manufacturing costs since most of our products are manufactured using specialty steel as a primary raw material and specialty steel based components as purchased parts.  As a result, we are exposed to increases in the market prices of raw materials and components that we may not be able to mitigate by changing the selling prices of our products or other means.

We may also experience shortages of raw materials and purchased parts, which in certain cases are provided by a limited number of suppliers. Shortages may require us to curtail production or to devote additional financial resources to maintaining inventories of raw materials and purchased parts in excess of our normal requirements.

Underfunded benefit plans

Our obligations under certain postretirement health benefit and foreign subsidiaries’ defined benefit pension plans are currently underfunded. At some time in the future we may have to make significant cash payments to fund these plans, which would reduce the cash available for our business.

As of January 31, 2006, our projected benefit obligations under our defined benefit pension plans exceeded the fair value of plan assets by $3.5 million. As of January 31, 2006 our accumulated postretirement benefit obligation under our postretirement benefit plan was $8.5 million. The underfunding is due in part to fluctuations in the financial markets that have caused the valuation of the assets in our defined benefit pension plans to decrease. We expect that any future obligations under our plans that are not currently funded will be funded from future cash flows from operations. If our contributions are insufficient to adequately fund the plans to cover our future obligations, the performance of the assets in our plans does not meet our expectations or assumptions are modified, our contributions could be materially higher than we expect. This would reduce the cash available for our business. Changes in U.S. or foreign laws governing these plans could require us to make additional contributions. In addition, changes in generally accepted accounting principles in the United States could require the recording of additional liabilities and costs related to these plans.

Reliance on lift truck dealers

Approximately 55-60% of our products are sold to the end-user customer through retail lift truck dealers. Therefore, a significant portion of our sales is dependent on the quality and effectiveness of these dealers, who are not subject to our control. As a result, poor performance by retail lift truck dealers could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Item 2.                        Properties

We own and lease various types of properties located throughout the world. Our executive offices are located in Fairview, Oregon. We generally consider the productive capacity of our manufacturing facilities to be adequate and suitable to meet our requirements. Our primary locations are presented below:

Location	Primary Activity	Approximate Square Footage	Status
NORTH AMERICA
Springfield, Ohio	Manufacturing	200,000	Owned
Fairview, Oregon	Manufacturing/Headquarters	155,000	Owned
Guelph, Ontario Canada	Manufacturing	125,000	Owned
Toronto, Ontario Canada	Manufacturing	73,000	Leased
Warner Robins, Georgia	Manufacturing	65,000	Owned
Findlay, Ohio	Manufacturing	52,000	Owned
EUROPE
Almere, The Netherlands	Manufacturing	162,000	Owned
Schalksmuhle, Germany	Manufacturing	81,000	Owned
Verona, Italy	Manufacturing	74,000	Leased
Manchester, England	Manufacturing	44,000	Owned
La Machine, France	Manufacturing	37,000	Owned
Brescia, Italy	Manufacturing	19,000	Owned
Sheffield, England	Sales	10,000	Leased
Vaggeryd, Sweden	Sales	2,000	Leased
Epignay, France	Sales	2,000	Leased
Barcelona, Spain	Sales	1,000	Leased
Vantaa, Finland	Sales	500	Leased
ASIA PACIFIC
Brisbane, Australia	Manufacturing	46,000	Leased
Osaka, Japan	Sales/Distribution	16,000	Leased
Inchon, Korea	Manufacturing	12,000	Owned
Auckland, New Zealand	Sales/Distribution	9,000	Leased
Johannesburg, South Africa	Sales/Distribution	9,000	Leased
CHINA
Xiamen, China	Manufacturing	72,000	Leased
Hebei, China	Manufacturing	65,000	Leased

Item 3.                        Legal Proceedings

Neither Cascade nor any of our subsidiaries are involved in any material pending legal proceedings other than litigation related to environmental matters discussed below. We are insured against product liability, personal injury and property damage claims, which may occasionally arise.

On April 22, 2002, the Circuit Court of the State of Oregon for Multnomah County entered judgment in our favor in an action originally brought in 1992 against several insurers to recover various expenses incurred in connection with environmental litigation and related proceedings. The judgment was against two non-settling insurers. We subsequently reached a settlement of all claims with one of the insurers in return for a payment of $1.3 million, which we received October 22, 2004. The judgment against the remaining insurer is in the amount of approximately $800,000. The judgment also requires the insurer to defend us in suits alleging liability because of groundwater contamination emanating from our Fairview, Oregon plant and requires the insurer to pay approximately 3.1% of any liability imposed against us by judgment or settlement on or after March 1, 1997 on account of such contamination. We appealed the judgment, contending that the remaining insurer should be required to pay a larger share of our past and future expenses and liabilities, additional interest, and increased attorneys fees. The insurer has cross-appealed. This matter is currently pending before the Oregon Court of Appeals. We have not recorded any amounts that may be recovered from the insurer in our consolidated financial statements.

Item 4.                        Submission of Matters to a Vote of Security Holders

None

Item 4A.                Officers of the Registrant

Robert C. Warren, Jr.—Chief Executive Officer and President(1)—Mr. Warren, 57, has served as President and Chief Executive Officer of Cascade since 1996. He was President and Chief Operating Officer from 1993 until 1996 and was formerly Vice President—Marketing. Mr. Warren joined Cascade in 1972.

Gregory S. Anderson—Senior Vice President—Human Resources(1)—Mr. Anderson, 57, has served in his current position since 2002. He joined Cascade in 1984, and has served as Vice President—Human Resources since 1991.

Richard S. Anderson—Senior Vice President and Chief Financial Officer(1)—Mr. Anderson, 58, has served as Chief Financial Officer since 2001. Mr. Anderson has been employed by Cascade since 1972 and held several positions including his appointments as Vice President—Material Handling Product Group in 1996 and Senior Vice President—International in 1999.

Terry H. Cathey—Senior Vice President and Chief Operating Officer(1)—Mr. Cathey, 58, has served as Chief Operating Officer since 2000. He has been employed by Cascade since 1973 and has held several positions, including his appointments as Vice President—Material Handling Operations in 1996 and Vice President—Manufacturing in 1993.

Herre Y. Hoekstra, Vice President and Managing Director, Europe(1)—Mr. Hoekstra, 44, joined Cascade in 2005. Prior to joining Cascade in 2005, Mr. Hoekstra held various management positions with Royal Ten Cate, REMU and Royal Dutch Shell, in The Netherlands.

Michael E. Kern, Vice President—Sales and Marketing(1)—Mr. Kern, 59, has served as Vice President—Marketing since 2003. He has been employed by Cascade since 1966 and has held several positions, including his appointments as Director of Dealer Marketing and Sales in 2001 and Aftermarket Sales Manager in 1999.

Jeffrey K. Nickoloff, Vice President—Corporate Manufacturing(1)—Mr. Nickoloff, 50, has served in his current position since 2002. He has held several positions with Cascade, including his appointments as Director of North American Manufacturing in 2000 and Plant Manager in 1993. Mr. Nickoloff joined Cascade in 1979.

Joseph G. Pointer, Vice President—Finance(1)—Mr. Pointer, 45, has served as Vice President—Finance since 2000. Prior to joining Cascade in 2000, Mr. Pointer was a partner at PricewaterhouseCoopers LLP in Portland, Oregon.

Robert C. Schuster, Vice President—Asia Pacific(1)—Mr. Schuster, 43, was appointed to his current position in July 2005. He previously served as the Managing Director overseeing the Company’s operations in Australia and New Zealand. Since joining Cascade in 1984 he has held various other positions including Design Engineer, Product Manager and Parts Depot Manager.

Anthony F. Spinelli, Vice President—OEM Products(1)—Mr. Spinelli, 63, has served as Vice President—OEM Products, since 2001. Prior to 2001, he was Managing Director, Canadian Operations. Mr. Spinelli joined Cascade in 1997 when we purchased Kenhar Corporation where he had served as President, Kenhar Americas.

John A. Cushing—Treasurer—Mr. Cushing, 45, has served as Treasurer since 2001. He previously was Assistant Treasurer from 1999 until 2001. Prior to joining Cascade in 1999, Mr. Cushing was Assistant Treasurer for Fred Meyer, Inc., a retail company in Portland, Oregon.

(1)—These individuals are considered executive officers of Cascade Corporation.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 17, 2006, there were 202 shareholders of record of Cascade’s common stock including blocks of shares held by various depositories. It is our belief that when the shares held by the depositories are attributed to the beneficial owners, the total exceeds 1,500.

Market Information

The high and low sales prices of Cascade’s common stock based on intra-day prices on the New York Stock Exchange were as follows:

	Year ended January 31
	2006		2005
	High	Low	High	Low
Market price range:
First quarter	$37.95	$30.61	$24.15	$19.41
Second quarter	45.90	31.00	31.66	20.50
Third quarter	50.58	39.80	31.50	23.60
Fourth quarter	53.80	46.03	42.00	29.00

Common Stock Dividends

The common stock dividends declared were as follows:

	Year ended January 31
	2006	2005
First quarter	$0.12	$0.11
Second quarter	0.12	0.11
Third quarter	0.15	0.11
Fourth quarter	0.15	0.12
Total	$0.54	$0.45

Stock Exchange Listing and Transfer Agent

Cascade’s stock is traded on the New York Stock Exchange under the symbol CAE.

Cascade’s registrar and transfer agent is Mellon Shareholder Services, L.L.C., Shareholder Relations, P.O. Box 3315, South Hackensack, N.J., 07606, (800) 522-6645.

Item 6.                        Selected Financial Data

	Year Ended January 31
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts and employees)
Income statement data(1):
Net sales	$450,503	$385,719	$297,756	$258,829	$252,715
Operating income	$63,894	$47,777	$32,025	$32,744	$13,433
Income from continuing operations	$42,051	$28,490	$18,506	$17,707	$5,302
Net income	$42,051	$28,490	$18,506	$17,707	$4,127
Cash flow data:
Cash flows from operating activities	$50,425	$37,808	$26,241	$23,941	$34,836
Cash flows from investing activities(2)	$(31,723)	$(14,857)	$(19,612)	$(7,718)	$(3,201)
Cash flows from financing activities	$(13,191)	$(16,892)	$(14,715)	$(18,056)	$(16,405)
Stock information:
Basic earnings per share:
Income from continuing operations	$3.40	$2.34	$1.55	$1.55	$0.47
Net income	$3.40	$2.34	$1.55	$1.55	$0.36
Diluted earnings per share:
Income from continuing operations	$3.27	$2.24	$1.49	$1.45	$0.44
Net income	$3.27	$2.24	$1.49	$1.45	$0.34
Book value per common share(3)	$20.69	$17.82	$15.18	$12.70	$10.03
Dividends declared	$0.54	$0.45	$0.41	$0.10	$—
Balance sheet information:
Cash and marketable securities	$58,497	$31,985	$31,586	$29,501	$25,611
Working capital(4)	$124,962	$94,154	$81,720	$71,201	$66,011
Property, plant and equipment, net	$75,374	$82,027	$75,244	$65,863	$61,412
Total assets	$361,283	$328,092	$292,819	$262,317	$247,286
Total debt	$29,922	$40,564	$53,934	$63,851	$79,668
Shareholders’ equity	$259,406	$217,883	$183,688	$144,748	$113,267
Other:
Capital expenditures(1)(5)	$10,580	$13,581	$11,403	$10,665	$7,303
Depreciation(1)	$14,562	$13,912	$12,152	$10,532	$10,349
Amortization(1)	$1,443	$658	$512	$261	$4,399
Share-based compensation expense(6)	$2,278	$2,493	$—	$—	$—
Interest expense, net of interest income	$1,762	$3,008	$3,554	$4,228	$5,322
Diluted weighted average shares outstanding	12,850	12,796	12,409	12,194	12,233
Number of employees	1,900	1,800	1,700	1,500	1,400

(1)          Except net income, excludes for all periods the data for the Company’s hydraulic cylinder division, which was sold in January 2002.

(2)          Includes $6.2 million and $11.7 million in fiscal 2005 and 2004, respectively, for business acquisitions.

(3)          Defined as equity divided by number of common shares outstanding at year end.

(4)          Defined as current assets less current liabilities.

(5)          Excludes $5.4 million and $5.8 million in fiscal 2005 and 2004, respectively, of additions to property, plant, and equipment from business acquisitions.

(6)          See Notes 2 and 10 to the Consolidated Financial Statements for additional information on share-based compensation.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of certain significant factors that have affected our financial condition as of January 31, 2006, and the results of operations and cash flows for the fiscal years ended January 31, 2006, 2005 and 2004. This information should be read in conjunction with our consolidated financial statements and notes thereto under Item 8, “Financial Statements and Supplementary Data” of this report.

OVERVIEW

Our businesses globally manufacture and distribute material handling load engagement products primarily for the lift truck industry.  We operate our business in four geographic segments:  North America, Europe, Asia Pacific and China. A further discussion of the nature of our business is contained in Item 1, “Business” of this report.

RECENT TRENDS AND DEVELOPMENTS AFFECTING OUR RESULTS

Development of European Business

The level of profitability in our European businesses in recent years has been well below the returns realized in our other geographic segments. As previously noted, we compete in Europe with several privately-owned companies with a strong presence in local and regional markets. This high level of competition has resulted in a market where price is the primary competitive factor, which results in our lower gross margins. In recent years we completed several acquisitions in Germany and Italy to improve our competitive position and market share. Fiscal 2006 was the first full year with these acquisitions integrated into our operations and we did see modest improvement in profitability.

During fiscal 2006 we initiated several additional steps to continue the development of our European business:

•       We appointed a Vice President with responsibility for all European operations.

•       We closed a manufacturing facility in Hoorn, The Netherlands. Production was moved to manufacturing facilities in Almere, The Netherlands and Verona, Italy. This closure allowed us to eliminate excess capacity for attachment products and will result in lower overall production costs.

•       We began the process for realigning our European sales force.

•       We initiated efforts to improve product quality, on-time delivery, consolidate purchasing efforts and streamline administrative functions.

Europe is the world’s largest forklift truck market and improving our market and financial performance still remains our highest priority. We will be working on these initiatives throughout fiscal 2007 and into early 2008. We believe these initiatives will allow us to increase sales and lower production and selling and administrative costs. While we do not expect to achieve the returns we are currently realizing outside of Europe, we believe we will see improvement in our overall profitability in the region.

Use of Available Cash

Since fiscal 2001 our focus has been to use cash flows from operating activities to reduce our outstanding debt levels. At January 31, 2006 our balance of cash and marketable securities of $58.5 million exceeds our balance of notes payable and long-term debt of $29.9 million. In evaluating our current liquidity situation there are several options we have considered:

•       Dividends—The quarterly dividend was increased from $0.12 per share to $0.15 per share in fiscal 2006. We anticipate the Board of Directors will continue to regularly evaluate the adequacy of the current quarterly dividend policy.

•       China expansion—As previously noted we anticipate over the next eighteen months to make additional investments in China.  This is discussed further below.

•       Acquisition strategy—We have developed our business in North America through the continued leverage of our core strengths in manufacturing. In evaluating growth and acquisition opportunities we have noted a high correlation between the manufacturing of materials handling products for lift trucks and a broader range of attachments for use on construction vehicles. This includes channels of distribution through a dealer network, engineering requirements and use of  high variability manufacturing. We believe the overall market for construction attachments is significantly larger than the market for lift truck attachments. We are currently pursuing opportunities to expand through acquisitions in the construction attachment sector.

Expansion in China

During fiscal 2006 we announced plans for a major expansion of our operations in China. At the present time we estimate this investment over the next 18 months will be approximately $15 million. We expect the investment will include equipment and process upgrades at existing facilities, construction of new facilities and possibly acquisitions. We are currently moving forward with this initiative and expect to begin realizing the benefits from this investment in the second half of fiscal 2007. This investment will lower our overall production costs and allow us to manufacture locally certain components currently manufactured in the United States.

Share-based Compensation Expense

We have granted awards in the form of both stock options and stock appreciation rights under share-based compensation plans to management and directors. These awards are a key component in our compensation structure. During the years ended January 31, 2006 and 2005, we incurred stock-based compensation expense related to these awards of $2.3 million and $2.5 million, respectively. Under the current accounting rules for share-based compensation expense and assuming a level of stock awards consistent with recent years, we expect stock-based compensation expense for fiscal 2007 to exceed $5 million. The expense in years after fiscal 2007 could continue to increase absent significant modifications to our current plans and the number and types of awards. We are currently evaluating alternatives available to us to address the needs for a competitive compensation structure for management and directors and the cost of these plans to Cascade.

Continued Focus on Cost Structure

We have experienced strong revenue growth in the past year due to generally strong economic conditions around the world and the integration of acquired operations.  However, in most geographic regions in which we operate our current business is relatively mature with future growth of revenues expected to be relatively modest and in line with general economic growth.  Maintaining our current levels of profitability will depend considerably on our ability to reduce our overall cost structure. This focus includes the following areas:

•       Global sourcing of raw materials

•       Consolidation and streamlining of administrative functions

•       Consolidation of information systems

•       Development of global engineering systems

•       Continued development of lean manufacturing techniques

•       Reassessment of management compensation programs

•       Restructuring of our European business

COMPARISON OF FISCAL 2006 AND FISCAL 2005

Consolidated Summary

Net income for fiscal 2006 increased to $42.1 million ($3.27 per diluted share) from $28.5 million ($2.24 per diluted share) in fiscal 2005. This increase is primarily due to net sales growth of 17%. Foreign currency fluctuations were not material in fiscal 2006. We experienced strong sales growth in all regions. Our net sales for fiscal 2006 were at a record level. The net sales increase was due to higher sales volumes and the full year’s effect of sales price increases made throughout fiscal 2005.  Forklift truck shipments globally were up 10% in fiscal 2006 over 2005. Our consolidated gross margin percentage of 32% was consistent between fiscal 2006 and 2005. While we did not experience the same level of material cost increases in fiscal 2006 as 2005, we did experience cost increases reflected in certain components and purchased parts. These increases as well as general cost increases were offset by the combination of price increases and cost reductions.  Operating income as a percentage of net sales increased from 12% to 14%, due primarily to higher sales levels, operating efficiencies and only a 5% increase in selling and administrative and other costs in fiscal 2006. Prior year results also include income of $1.3 million from an insurance litigation settlement.

Selling and administrative costs include share-based compensation expense of $2.3 million and $2.5 million for fiscal 2006 and 2005, respectively. In fiscal 2006 and 2005 we issued stock appreciation rights (SARS) to key management employees and directors under the Cascade Stock Appreciation Rights Plan approved by shareholders in May 2004. Share-based compensation expense for fiscal 2005 was calculated on a mark to market basis with costs allocated over the four year vesting period.  The compensation expense in fiscal 2005 was due to the increase in the price of our common stock from May 2004, the date of grant, to January 31, 2005.

In the first quarter of fiscal 2006 we continued to account for SARS on a mark to market basis. We adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (123R) effective May 1, 2005. We applied the standard using a modified prospective method with no restatement of prior periods. Under SFAS 123R we are accounting for share based-compensation expense for SARS and stock options issued in prior years on a fair value method. Our accounting under SFAS 123R will eliminate the market related expense volatility we experienced when SARS were accounted for on a mark-to-market basis. See Note 10 to our Consolidated Financial Statements (Item 8) for further discussions about our share-based compensation plans and the awards.

North America

	Year Ended January 31
	2006	%	2005	%	Change	Change %
	(In thousands)
Net sales	$250,576	100%	$208,553	100%	$42,023	20%
Cost of goods sold	152,707	61%	128,175	61%	24,532	19%
Gross profit	97,869	39%	80,378	39%	17,491	22%
Selling and administrative	44,676	18%	43,731	21%	945	2%
Amortization	151	—	145	—	6	—
Insurance litigation recovery	—	—	(1,300)	—	1,300	—
Environmental expense	—	—	155	—	(155)	—
Operating income	$53,042	21%	$37,647	18%	$15,395	41%

We experienced a net sales increase of $42 million or 20% in North America for fiscal 2006. The increase was due to higher volumes of shipments and the full year’s benefit of price increases made in fiscal 2005. Foreign currency fluctuations between the U.S. and Canadian dollar accounted for 1% of the increase in net sales.

Historically, we have found that changes in the level of our net sales do not correspond directly to the percentage changes in lift truck industry shipments, but industry statistics do provide an indication of the direction of business activity. North American lift truck industry shipments from 2005 to 2006 increased 11%. We believe we have maintained or increased our overall existing market share in North America during fiscal 2006.

Gross margin percentages in North America were 39% for both fiscal 2006 and 2005. We were essentially able to offset any general cost or material price increases with either cost reductions or sales price increases. We were affected by higher raw material costs and the sale in the United States of certain products manufactured in Canada. Sales of these products are in U.S. dollars but a significant portion of the costs are in Canadian dollars. The value of the U.S. dollar against the Canadian dollar decreased 9% in fiscal 2006.

Selling and administrative costs for fiscal 2006 increased 2% or $945,000 over fiscal 2005. Excluding the effects of currency changes, these costs increased 1% or $491,000, due to miscellaneous general cost increases.

Fiscal 2005 results include income of $1.3 million related to the settlement of insurance litigation. See “Legal Proceedings” (Item 3) in this report for further details.

Europe

	Year Ended January 31
	2006	%	2005	%	Change	Change %
	(In thousands)
Net sales	$132,213	100%	$118,723	100%	$13,490	11%
Cost of goods sold	108,467	82%	95,094	80%	13,373	14%
Gross profit	23,746	18%	23,629	20%	117	—
Selling and administrative	22,474	17%	23,503	20%	(1,029)	(4)%
Amortization	1,264	1%	485	—	779	161%
Operating income (loss)	$8	—	$(359)	—	$367	—

Net sales in Europe for fiscal 2006 increased 11% to $132.2 million. Absent changes in foreign currency rates our net sales increased 13% in fiscal 2006. This increase was primarily the result of increased shipments and to a lesser extent sales price increases. Our sales in Europe for fiscal 2006 benefited from consistent demand in the lift truck market and additional production capacity from acquisitions, in particular from the purchase of a major German competitor in late fiscal 2005.  European lift truck industry shipments in fiscal 2006 increased 3% over fiscal 2005.

The current market in Europe continues to be very competitive. Our European competitors are generally smaller privately-held companies, some of which have a global presence. We believe our acquisitions in Italy and Germany over the last two years provide a solid operating base to build market share and compete more effectively in key European markets. We previously only had a limited presence in these markets.

The gross margin percentage in Europe fell from 20% in fiscal 2005 to 18% in fiscal 2006. The decrease is due primarily to $2.0 million of costs related to the closure of a manufacturing facility in The Netherlands as discussed below. The remainder of the decrease is due to additional maintenance and temporary labor costs in Germany.

During the third quarter of fiscal 2006, we closed our manufacturing facility in Hoorn, The Netherlands.  At January 31, 2006 all production operations in Hoorn have been integrated into other manufacturing facilities in Almere, The Netherlands and Verona, Italy. This closure allowed us to eliminate excess capacity for attachment products and will result in lower overall production costs. The total direct costs for the plant closure of $2.0 million consisted of $1.0 million of employee termination costs and $1.0 million of costs to move production equipment. These costs are recorded in cost of goods sold. The liability recorded on the January 31, 2006 consolidated balance sheet related to the plant closure is not material. The consolidated balance sheet at January 31, 2006 includes current assets of $730,000 which represent property and equipment held for sale from the closure of the Hoorn facility. We expect to begin realizing the full benefit of these changes in Europe in fiscal 2007.

European selling and administrative costs decreased 4% in fiscal 2006. Foreign currency fluctuations contributed to 1% of the decrease. The remaining decrease is due to several factors, including lower warranty costs, reduced spending on information technology consulting and other general cost reductions. Fiscal 2006 costs also include $415,000 of costs related to employee terminations and closure of a German sales office.

Amortization costs increased in fiscal 2006 due to additional amortization of intangible assets in Italy.

Asia Pacific (Excluding China)

	Year Ended January 31
	2006	%	2005	%	Change	Change %
	(In thousands)
Net sales	$45,471	100%	$39,095	100%	$6,376	16%
Cost of goods sold	33,077	73%	27,900	71%	5,177	19%
Gross profit	12,394	27%	11,195	29%	1,199	11%
Selling and administrative	7,738	17%	6,811	18%	927	14%
Operating income	$4,656	10%	$4,384	11%	$272	6%

Asia Pacific net sales grew 16% to $45.5 million in fiscal 2006.  Excluding currency changes, net sales increased 14%.  The increase is due primarily to higher sales in Japan and Australia. Lift truck industry shipments in Asia Pacific increased 10% in fiscal 2006 over fiscal 2005.

The gross margin percentage dropped from 29% in fiscal 2005 to 27% in fiscal 2006. The decrease is due primarily to lower margins in Japan resulting from higher material costs and a change in product mix. We expect lower margins to continue until additional production capacity is added in China.

Selling and administrative costs in Asia Pacific for fiscal 2006 increased 14% over fiscal 2005. Excluding the effect of foreign currency changes, the increase was 13% from fiscal 2005. The increase is due to additional bad debt expenses, employee benefit costs and other general cost increases.

China

	Year Ended January 31
	2006	%	2005	%	Change	Change %
	(In thousands)
Net sales	$22,243	100%	$19,348	100%	$2,895	15%
Cost of goods sold	13,523	61%	11,368	59%	2,155	19%
Gross profit	8,720	39%	7,980	41%	740	9%
Selling and administrative	2,504	11%	1,847	10%	657	36%
Amortization	28	—	28	—	—	—
Operating income	$6,188	28%	$6,105	31%	$83	1%

Net sales in China increased 15% to $22.2 million in fiscal 2006. We have continued to experience net sales growth consistent with the expansion of the Chinese economy. Lift truck industry shipments in China increased 11% in fiscal 2006.

Our gross margin percentage in China decreased to 39% in fiscal 2006. We are seeing more competition in our efforts to maintain and expand our market share in China. We expect this to continue in the coming years. We also had a higher percentage of OEM product sales in fiscal 2006, which have lower gross margins.

As a part of our overall capital expansion plan in China, we are currently taking steps to upgrade equipment and further develop our manufacturing processes at our facility in Xiamen, China. This investment will lower our overall product costs and allow us to manufacture locally certain components currently manufactured in the U.S. On a long-term basis we anticipate exporting these components to our other facilities outside of China.

Selling and administrative costs in China have increased 36% in fiscal 2006. These increases are due to additional employee benefit costs, professional fees and bad debt expenses. While we expect a higher rate of selling and administrative costs in the future as we expand our operations, we expect ongoing increases to be at a lower level.

Non-Operating Items

Our interest expense in fiscal 2006 decreased 23% in comparison with fiscal 2005. The reduction reflects our scheduled paydown of long-term debt in November 2005. See “Financial Condition and Liquidity” for additional discussion of our debt levels and payments.

Consolidated interest income increased $417,000 through increased investing activity in fiscal 2006.

Our effective tax rate for fiscal 2006 decreased to 32% in comparison to 37% in fiscal 2005. This decrease was due to the release of valuation allowances on certain deferred tax assets related to foreign capital loss carryforwards, net operating loss carryforwards, and liabilities for employee benefit obligations. These benefits were reduced by the recording of additional valuation allowances for subsidiaries in Europe which incurred net operating losses.

Fourth Quarter Results

	Three Months Ended January 31
	2006	%	2005	%	Change	Change %
	(In thousands)
Net sales	$108,423	100%	$103,472	100%	$4,951	5%
Cost of goods sold	76,576	71%	71,901	69%	4,675	7%
Gross profit	31,847	29%	31,571	31%	276	1%
Selling and administrative	21,061	19%	21,756	22%	(695)	(3)%
Amortization	248	—	189	—	59	31%
Operating income	10,538	10%	9,626	9%	912	9%
Interest expense (net)	160	—	613	1%	(453)	(74)%
Other expense (income)	(118)	—	253	—	(371)	(147)%
Income before taxes	10,496	10%	8,760	8%	1,736	20%
Provision for taxes	2,231	2%	3,673	3%	(1,442)	(39)%
Net income	$8,265	8%	$5,087	5%	$3,178	62%
Diluted earnings per share	$0.63		$0.39
Operating income (loss) by region:
North America	$11,384		$8,244		$3,140	38%
Europe	(2,291)		(781)		(1,510)	193%
Asia Pacific	497		943		(446)	(47)%
China	948		1,220		(272)	(22)%
	$10,538		$9,626		$912	9%

Net income for the fourth quarter of fiscal 2006 increased to $8.3 million ($0.63 per diluted share) from $5.1 million ($0.39 per diluted share) in the fourth quarter of the prior year. The increase is due to a slight increase in overall gross profit, lower selling and administrative and net interest costs and a lower overall effective tax rate for the current year fourth quarter.

The following are financial highlights from the fourth quarter of fiscal 2006:

•       Sales growth was strong in all markets except for Europe, which experienced an 11% decrease in sales. Excluding the effect of currency changes Europe’s sales decreased 2%. The European market continues to be highly competitive. We believe the small reduction in sales levels in the fourth quarter reflects the short-term effects of our ongoing restructuring efforts in Europe as previously described.

•       Gross margin percentages in the fourth quarter of fiscal 2006 in North America of 38% increased slightly from the prior year.

•       Our overall fourth quarter gross margins in Europe dropped from 19% in the prior year to 14%. This decrease is primarily due to $600,000 of facility closure costs and additional labor and maintenance costs in Germany.

•       Asia Pacific’s drop in operating income was due to higher material costs which we were unable to pass on to customers in the region.

•       Although the level of gross profit increased due to a 22% increase in sales, the gross margin percentage in China decreased from 39% in the fourth quarter of the prior year to 34% in the current year. This decrease reflects a more competitive market than we have experienced in prior years.

•       Consolidated selling and administrative costs were lower primarily due to foreign currency changes and lower marketing and warranty costs in Europe.

•       Net interest costs decreased due primarily to higher levels of interest income from marketable securities. The continued reduction in our debt levels also contributed positively to the decrease in net interest costs.

•       Our effective tax rate decreased to 21% in the fourth quarter of fiscal 2006 from 42% in the prior year. In the current year additional valuation allowances were recorded for subsidiaries in Europe which incurred net operating losses. We have determined it is more likely than not the related deferred tax assets would not be realized. These additional valuation allowances were offset by unrelated reversals of valuation allowances on certain deferred tax assets related to foreign capital loss carryforwards, net operating loss carryforwards and liabilities for employee benefit obligations. We determined during the fourth quarter it was more likely than not these deferred tax assets would be realized. In the fourth quarter of fiscal 2005 the effective rate included additional valuation allowances against deferred tax assets, primarily net operating loss carryforwards in Europe.

COMPARISON OF FISCAL 2005 AND FISCAL 2004

Consolidated Summary

Net income for fiscal 2005 increased to $28.5 million ($2.24 per diluted share) from $18.5 million ($1.49 per diluted share) in fiscal 2004. This increase is primarily due to net sales growth of 21%, excluding currency gains. Additional net sales from acquired companies contributed almost 4%, while foreign currency fluctuations added nearly 5% to net sales. North America, Europe and China all experienced net sales growth of at least 20% during fiscal 2005 as compared to fiscal 2004, due to higher volumes of shipments and sales price increases. Worldwide lift truck industry shipments increased 16% in fiscal 2005. Gross margin slipped slightly in fiscal 2005 due primarily to increases in raw material costs offsetting sales increases. Operating income as a percentage of net sales increased from 11% to 12%, aided in part by income of $1.3 million from an insurance litigation settlement. Lower debt levels in fiscal 2005 resulted in lower interest charges than in fiscal 2004.

North America

	Year Ended January 31
	2005	%	2004	%	Change	Change %
	(In thousands)
Net sales	$208,553	100%	$171,709	100%	$36,844	21%
Cost of goods sold	128,175	61%	108,524	63%	19,651	18%
Gross profit	80,378	39%	63,185	37%	17,193	27%
Selling and administrative	43,731	21%	38,000	22%	5,731	15%
Amortization	145	—	234	—	(89)	(38)%
Insurance litigation recovery	(1,300)	—	—	—	(1,300)	—
Environmental expense	155	—	—	—	155	—
Operating income	$37,647	18%	$24,951	15%	$12,696	51%

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

Selling and administrative costs for fiscal 2005 increased 15% or $5.7 million over fiscal 2004. Excluding the effects of currency changes, these costs increased 14% or $5.3 million, driven primarily by higher levels of incentive pay, professional fees, sales commissions and share-based compensation.

The increase in share-based compensation is exclusively due to awards of stock appreciation rights (SARS). We issued 453,000 SARS, which vest over four years, to key executives and directors under the Cascade Stock Appreciation Rights Plan approved by shareholders in May 2004. See Note 10 to our Consolidated Financial Statements for further discussions about the plan. Share-based compensation is influenced by two factors, the market price of our common stock at the end of the reporting period relative to the market price at the date of grant and the method for recognizing the related compensation cost.

During the period from the date of grant, May 26, 2004 to January 31, 2005 the market price of our common stock increased $15.45 per share, from $21.15 per share to $36.60 per share. This resulted in deferred compensation of $7.0 million recorded as additional paid-in-capital. We incurred $2.5 million of share-based compensation during the year ended January 31, 2005. See “COMPARISON OF FISCAL 2006 AND FISCAL 2005” for further discussion regarding the new accounting principles on accounting for share-based awards.

Europe

	Year Ended January 31
	2005	%	2004	%	Change	Change %
	(In thousands)
Net sales	$118,723	100%	$81,114	100%	$37,609	46%
Cost of goods sold	95,094	80%	63,456	78%	31,638	50%
Gross profit	23,629	20%	17,658	22%	5,971	34%
Selling and administrative	23,503	20%	17,853	22%	5,650	32%
Amortization	485	—	255	—	230	90%
Operating loss	$(359)	—	$(450)	—	$91	—

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

The overall European lift truck market improved in fiscal 2005 with year-to-date orders and shipments increasing approximately 12%. Our increase in sales for certain OEM products exceeded the market increase in lift truck orders and shipments, while the increase in other products fell below the industry trends.

Gross margins in Europe were 20% for fiscal 2005, down slightly from the fiscal 2004 gross margin of 22%. This 2% decrease is due primarily to increases in the cost of steel. We were not able to sufficiently offset the cost increases with customer price increases across all product lines.

Selling and administrative costs for fiscal 2005 increased 32% or $5.7 million over fiscal 2004. Acquisitions added $2.1 million of selling and administrative costs. Higher warranty costs and information technology costs to integrate acquired locations and implement Sarbanes-Oxley accounted for $1.8 million or 10% of the increase. The remaining increase relates to currency changes.

Asia Pacific (Excluding China)

	Year Ended January 31
	2005	%	2004	%	Change	Change %
	(In thousands)
Net sales	$39,095	100%	$32,763	100%	$6,332	19%
Cost of goods sold	27,900	71%	23,660	72%	4,240	18%
Gross profit	11,195	29%	9,103	28%	2,092	23%
Selling and administrative	6,811	18%	5,945	18%	866	15%
Operating income	$4,384	11%	$3,158	10%	$1,226	39%

Asia Pacific net sales grew by 19% or $6.3 million in fiscal 2005 over fiscal 2004. Excluding currency changes, net sales increased 10% or $3.3 million. A significant portion of this increase relates to sales in Japan, Korea and Australia. Lift truck industry shipments increased 12% for Asia Pacific in fiscal 2005.

Gross margins increased to 29% in fiscal 2005, up slightly from 28% in fiscal 2004.

Selling and administrative costs in Asia Pacific for fiscal 2005 increased 15% over fiscal 2004. Excluding the effect of foreign currency changes, the increase was 5% from fiscal 2004, primarily due to employee benefit costs, bad debt expenses and other general cost increases.

China

	Year Ended January 31
	2005	%	2004	%	Change	Change %
	(In thousands)
Net sales	$19,348	100%	$12,170	100%	$7,178	59%
Cost of goods sold	11,368	59%	6,480	53%	4,888	75%
Gross profit	7,980	41%	5,690	47%	2,290	40%
Selling and administrative	1,847	10%	1,301	11%	546	42%
Amortization	28	—	23	—	5	—
Operating income	$6,105	31%	$4,366	36%	$1,739	40%

Net sales in China increased 59% in fiscal 2005. Lift truck industry shipments increased 38% in fiscal 2005. The increase is due to an increase in product shipments, particularly related to additional sales from the expansion of our fork manufacturing operations in Hebei, China. The expanded facility became fully operational in the second quarter of fiscal 2005.

Gross margins decreased from 47% in fiscal 2004 to 41% in fiscal 2005 due to both increased competition and pricing pressure and a higher percentage of OEM product sales which carry lower margins.

Selling and administrative costs increased 42% in fiscal 2005 as we are continuing to expand our sales and service capabilities in China. These costs relate to additional employee benefits, engineering and marketing costs.

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

Fourth Quarter Results

	Three Months Ended January 31
	2005	%	2004	%	Change	Change %
	(In thousands)
Net sales	$103,472	100%	$77,417	100%	$26,055	34%
Cost of goods sold	71,901	69%	54,303	70%	17,598	32%
Gross profit	31,571	31%	23,114	30%	8,457	37%
Selling and administrative	21,756	22%	17,525	23%	4,231	24%
Amortization	189	—	199	—	(10)	(5)%
Operating income	9,626	9%	5,390	7%	4,236	79%
Interest expense (net)	613	1%	837	1%	(224)	(27)%
Other expense (income)	253	—	312	—	(59)	(19)%
Income before taxes	8,760	8%	4,241	6%	4,519	107%
Provision for taxes	3,673	3%	1,942	3%	1,731	89%
Net income	$5,087	5%	$2,299	3%	$2,788	121%
Diluted earnings per share	$0.39		$0.18
Operating income (loss) by region:
North America	$8,244		$3,997		$4,247	106%
Europe	(781)		(470)		(311)	66%
Asia Pacific	943		872		71	8%
China	1,220		991		229	23%
	$9,626		$5,390		$4,236	79%

Net income for the fourth quarter of fiscal 2005 increased to $5.1 million ($0.39 per diluted share) from $2.3 million ($0.18 per diluted share) in the fourth quarter of the prior year. The increase is due to higher sales and gross profit, although our consolidated gross margin percentage only increased slightly from 30% in the prior year to 31% in the current year.

The following are financial highlights from the fourth quarter of fiscal 2005:

•       Higher sales in the fourth quarter of fiscal 2005 were due to strong lift truck markets throughout the world. Currency changes made up 5% of the 34% increase in sales.

•       Gross margin percentages by segments were relatively consistent with the prior year. We did experience increasing material costs throughout the year. We were able to offset most of these cost increases with sales price increases, surcharges and better fixed cost absorption resulting from higher volume. We were more successful in offsetting the cost increases in North America. All remaining markets experienced slight declines in margins in the current year.

•       Consolidated selling and administrative costs increased primarily due to share-based compensation expenses related to stock appreciation rights, warranty costs, professional fees, incentive pay, sales commissions and the strengthening of foreign currencies against the U.S. dollar.

•       The effective tax rate decreased from 46% in the fourth quarter of the prior year to 42% in fiscal 2005. The fiscal 2004 rate was higher due to additional valuation allowances against deferred tax assets, primarily net operating loss carryforwards in Europe.

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the three years ended January 31, 2006 by classifying transactions into three major categories of activities: operating, investing and financing.

Operating

Our main source of liquidity is cash generated from operating activities. This consists of net income adjusted for noncash operating items such as depreciation and amortization, share-based compensation, losses on disposition of assets and deferred income taxes, as well as changes in operating assets and liabilities.

Net cash provided by operating activities was $50.4 million in fiscal 2006 as compared to $37.8 million in fiscal 2005. The increase in fiscal 2006 was due to higher levels of net income, depreciation and amortization and a decrease in accounts receivable. These improvements were offset by an increase in inventories and a decrease in accounts payable and accrued expenses. The increase in inventory was due primarily to higher sales volumes, sourcing of certain raw materials from foreign vendors in markets outside of where our facilities operate and larger quantity purchases to take advantage of volume discounts.

Our net cash provided by operating activities increased to $37.8 million in fiscal 2005 from $26.2 million in fiscal 2004. The increase in fiscal 2005 was due to higher levels of net income and depreciation and amortization and an increase in accounts payable and accrued expenses. These improvements were offset with changes in other operating accounts, primarily accounts receivable and inventory.

Investing

The principal recurring investing activities are capital expenditures. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Capital expenditures by geographic segment were as follows (in thousands):

	Year ended January 31
	2006	2005	2004
North America	$5,923	$8,101	$5,925
Europe	3,189	4,640	4,411
Asia Pacific	336	301	314
China	1,132	539	753
	$10,580	$13,581	$11,403

We believe the level of capital expenditures is sufficient to meet operational requirements. We expect capital expenditures in fiscal 2007 to approximate fiscal 2006 depreciation expense, excluding the capital expansion activities in China. We expect over the next 18 months to make additional investments in China of approximately $15 million.

We held marketable securities of $23.0 million and $1.5 million at January 31, 2006 and 2005, respectively. These securities consisted of auction rate and variable rate demand notes issued by various state agencies throughout the United States. We classify these securities as available-for-sale securities. These securities are insured either through third party agencies, reinsured through the U.S. federal government or secured by a letter of credit from a bank. There were no realized or unrealized gains or losses related to these marketable securities during the fiscal years ended January 31, 2006, 2005 and 2004. The securities held at January 31, 2006 are long-term instruments maturing through 2039; however, the interest rates and maturities are reset approximately every month, at which time we can sell the securities. Accordingly, we have classified the securities as short-term in the consolidated balance sheets. Interest rates on the securities range from 3.0% to 4.3% per annum.

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

During fiscal 2004, we received $9.6 million from Precision Hydraulic Cylinders, Inc. as payment in full of all amounts due from the sale of our hydraulic cylinder division in fiscal 2002.

Financing

We continued with our planned reduction of debt balances in each of the three years ended January 31, 2006. As of January 31, 2006, we had made all scheduled debt payments. Any additional payments to prepay scheduled amounts are subject to penalties. We are continually evaluating our option to make additional debt payments and incur the penalties in light of our current cash position.

The increase in notes payable to banks in fiscal 2006 reflects short-term borrowings of foreign subsidiaries to meet cash flow needs. We expect to reduce the balance of notes payable to banks through additional equity investments or intercompany borrowings.

We declared dividends of $0.54, $0.45 and $0.41 per share in fiscal 2006, 2005, and 2004, respectively.

The issuance of common stock related to the exercise of share-based awards generated $2.8 million, $1.6 million and $1.3 million of cash in fiscal 2006, 2005 and 2004, respectively.

FINANCIAL CONDITION AND LIQUIDITY

Working capital, defined as current assets less current liabilities at January 31, 2006 was $125.0 million as compared to $94.2 million of working capital at January 31, 2005. Our current ratio at January 31, 2006 was 2.9 to 1 in comparison to 2.5 to 1 at January 31, 2005.

Total outstanding debt, including notes payable to banks, at January 31, 2006 was $29.9 million in comparison with $40.6 million at January 31, 2005. Our debt agreements contain covenants relating to net worth and leverage ratios. We are in compliance with debt covenants at January 31, 2006. Borrowing arrangements currently in place with commercial banks provide available lines of credit totaling $25 million, of which $2.1 million were being used through the issuance of letters of credit at January 31, 2006. The lines of credit expire on September 1, 2010. Average interest rates on notes payable to banks were 3.0% at January 31, 2006 and 3.7% at January 31, 2005.

We believe our cash and cash equivalents, marketable securities, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditure and debt retirement requirements for fiscal 2007.

OTHER MATTERS

We maintain defined benefit pension plans in England, Canada and France covering certain employees. We calculate the net periodic pension costs related to our defined benefit plans on an annual basis. Our costs for these plans have increased in recent years due to changes in assumptions in the discount rate to reflect market conditions and actual rates of return on plan assets. We have recorded a minimum pension liability, net of tax, of $2.3 million at January 31, 2006 to reflect the extent our pension liability exceeds the fair value of plan assets. We recently modified certain provisions of our plan in England. These provisions terminate the accrual of future benefits under the plan after November 1, 2005 and commit us to make contributions to the plan of approximately $350,000 for each of the next five years. The termination of the accrual of future benefits qualifies as a curtailment under Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” The effect of this curtailment of benefits had no effect on our results of operations. The unrecognized loss for all defined benefit plans of $3.4 million at January 31, 2006 will continue to be recognized over the remaining service period of the employees. The accumulated benefit obligation and unfunded benefit obligation for all three of our defined benefit plans at January 31, 2006 is $10.6 million and $3.4 million, respectively. We have recorded the unfunded benefit obligation, the minimum pension liability, as a liability and reduction in shareholders’ equity on the consolidated balance sheet at January 31, 2006.

We maintain a postretirement health care benefit plan in the United States consisting of health care coverage for approximately 210 eligible retirees and qualifying dependents. Another 124 current employees, all over 52 years of age, will be eligible to participate upon retirement. No additional employees will be eligible to participate in the plan. The postretirement plan is currently unfunded with an accumulated postretirement benefit obligation of $8.5 million at January 31, 2006. The postretirement liability on our consolidated balance sheet at January 31, 2006 is $5.7 million. The reconciliation of funded status for our postretirement plan at January 31, 2006 includes an unrecognized loss of $3.5 million. This loss will be recognized in future years. The unrecognized loss amortization component in fiscal 2006 is $361,000 of the $906,000 net periodic postretirement benefit cost. The unrecognized loss amortization component in fiscal 2007 will be $443,000 of the $959,000 net periodic postretirement benefit costs. Our cost for this plan has continued to increase due to changes in the discount rate and increasing health care costs. The actual increases in health care costs in recent years have been in excess of our assumed trend rates. We have implemented significant increases in the level of contributions required from eligible retirees and qualifying dependents to mitigate the overall cost of the plan. In addition, recent changes in Medicare laws have reduced overall plan costs. Due to the continued trend of increasing health care costs the overall cost of the plan may continue to rise in future years. We will be continuing to investigate various options with this plan and our defined benefit plans to mitigate future cost increases. We currently fund our postretirement plan on a pay-as-you-go basis.

We are currently engaged in ongoing environmental remediation efforts at both of our Fairview, Oregon and Springfield, Ohio manufacturing facilities. Current estimates provide for some level of remediation activities in Fairview through 2021 and Springfield through 2013. Costs of certain remediation activities at the Fairview facility are shared with The Boeing Company, with Cascade paying 70% of actual remediation costs. Based on the progress of our remediation efforts to date and expected future remediation plans based on discussions with the Oregon Department of Environmental Quality, we lowered the total estimated cost of remediation activities in fiscal 2006 for the Fairview facility by $259,000 and changed the estimated completion date for remediation at the site from 2027 to 2021. We have expanded the remediation work and scope of our testing at our Springfield facility which increased the total estimated cost of remediation and extended our estimated timeline for remediation work to 2013. These changes reflect management’s current estimated plans based on the results of remediation work to date. We have limited remediation activities ongoing in Germany related to an acquisition in fiscal 2005. The liability for all ongoing remediation efforts is $7.9 million and $8.7 million at January 31, 2006 and 2005, respectively. The accrued environmental expenses recorded as a current liability of $1.0 million on the consolidated balance sheet at January 31, 2006 represent our estimated cash expenditure for ongoing remediation activities for the fiscal year ending January 31, 2007.

The following summarizes our contractual obligations and commitments as of January 31, 2006:

	Payment due by period
	Total	Less than 1 year	2-3 years	4-5 years	Greater than 5 years
	(in thousands)
Notes payable to banks	$4,741	$4,741	$—	$—	$—
Long-term debts, including capital leases	25,181	12,681	12,500	—	—
Estimated interest payments	2,669	1,804	865	—	—
Operating leases	6,672	2,150	3,034	1,072	416
Defined benefit pension obligations(1)	10,713	656	1,293	1,312	7,452
Postretirement benefit obligation(2)	—	—	—	—	—
Total	$49,976	$22,032	$17,692	$2,384	$7,868

(1)          Represents current minimum funding requirements for all plans except our plan in England. We have committed to fund this plan with additional contributions of $350,000 a year for five years. The total payments due in the future may vary from these estimates based on actual returns on plan assets, changes in assumptions, plan modifications and actuarial gains and losses. See additional discussion of these key assumptions and estimates in “Critical Accounting Policies and Estimates” below and Note 9 to Consolidated Financial Statements (Item 8).

(2)          Our postretirement benefit obligation related to health care coverage for certain retired employees is funded on a pay-as-you go basis. Payments under the plan are not included herein. See “Critical Accounting Policies and Estimates” below and Note 9 to Consolidated Financial Statements (Item 8).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. We evaluate our estimates and judgments on an on-going basis, including those related to uncollectible receivables, inventories, impairment of goodwill, warranty obligations, environmental liabilities, benefit plans, share-based compensation and deferred taxes. We base our estimates on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies reflect our more significant judgments and estimates in the preparation of our consolidated financial statements.

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

Impairment of Goodwill

We review goodwill for impairment either annually or when events or changes in circumstances indicate the carrying value of the assets might exceed their current fair values. The review is performed for the three reporting units in which we have recorded goodwill, North America, Europe and Australia. Certain factors we consider important which could trigger an impairment review, at an interim date outside of the annual review, include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or our overall business and significant industry or economic trends. The impairment review is based on a discounted projected cash flow model that uses estimates of future sales, sales growth rates, gross margins, expense and capital expenditure levels, a discount rate and estimated terminal values to determine the fair value of the operating entities should an impairment exist. We use our weighted average cost of capital (WACC) to discount future cash flows for goodwill impairment tests. The WACC is the expected rate of return based on our existing debt and equity capital structure. Changes in these and other factors could result in impairments in the carrying value of goodwill, which would require a writedown to the asset’s fair value. If actual results are not consistent with our assumptions and judgments, we could be exposed to a material impairment charge.

During the past year, we have undertaken a number of initiatives in Europe to restructure our European business. Our goodwill impairment test for Europe assumes the future operating results will reflect the benefits of our efforts. While these results are not inconsistent with our past operating results, they do reflect improvements over fiscal 2005 and 2004 results. If we do not realize these improvements it could result in an impairment of our goodwill in Europe in the future.

Warranty Obligations

We offer certain warranties with the sale of our products, which generally range from six months to one year. The warranty obligation is recorded as a liability on the balance sheet and is estimated through historical customer claims, product failure rates, material usage and service delivery costs incurred in correcting a product failure. Changes in these factors and statutory requirements for product warranties in markets in which we sell our products may require an adjustment to the recorded warranty obligations.

Environmental Liabilities

We accrue environmental remediation costs if it is probable a liability has been incurred at the financial statement date and the amount can be reasonably estimated. Our liability for environmental costs, other than for costs of assessments themselves, are generally determined after the completion of investigations and studies and are based on the estimated cost of remediation activities we are then required to undertake. The gross liability is based on our best estimate of undiscounted future costs using currently available technology and applying current regulations, as well as our own historical experience regarding environmental cleanup costs. The reliability and precision of the estimates are affected by numerous factors, such as site evaluation and reevaluation of the degree of remediation required, claims by third parties and changes to environmental laws and regulations. We adjust our liabilities as new remediation requirements are defined, as information becomes available permitting reasonable estimates to be made and to reflect new facts.

Benefit Plans

We make a number of assumptions with regard to both future financial conditions and future actions by plan participants to calculate on an actuarial basis the amount of income or expense and assets and liabilities recognized in association with our defined benefit and postretirement benefit plans. These assumptions include the expected return on plan assets, discount rates, expected increases in compensation levels, health care cost trend rates and expected rates of retirement and life expectancy for plan participants. We review the assumptions on an annual basis and make changes to reflect market conditions and the administration of the plans. While we believe the current assumptions are appropriate in the circumstances, actual results and changes in these assumptions in the future will result in adjustments which could impact the income or expense recognized in future years in relation to these plans.

The assumed rate of return on plan assets for our defined benefit plans was reduced from 7.0% in fiscal 2005 and 2004 to 6.5% in fiscal 2006. We select the assumed rate of return based on information considering historical returns, our current and target asset allocation and the expected returns by asset class. We believe this assumption is reasonable given the asset composition and long-term historic trends. Our discount rate reflects the rate at which the pension benefits could be effectively settled. We lowered our discount rate assumption to determine the January 31, 2006 liability to 4.7% in fiscal 2006 due to the market declines in interest rates during the year. Our most significant defined benefit plan is in England so interest rates on high-quality corporate bonds in that market have more influence on the overall discount rate.

Our discount rate of 5.5% to determine the liability for our postretirement plan at January 31, 2006 remained consistent with the discount rate at January 31, 2005. We determine our discount rate using a “yield curve expected benefit payment” methodology. This methodology uses high-quality fixed-income rates to discount each future years’ expected plan benefit payments. We select our health care cost trend rates based on recent plan experience and expectations about future increases in plan costs. We assume health care costs in fiscal 2007 will increase by 11% and future increases will decline by 1% per year until 5% is reached in 2012. The following presents the sensitivity of the key postretirement plan assumptions (in thousands):

Increase
The following presents the sensitivity of a 1% decrease in the discount rate:
Effect on net periodic benefit cost	$151
Effect on postretirement benefit obligation	$1,079
The following presents the sensitivity of a 1% increase in the health care cost trend:
Effect on net periodic benefit cost	$246
Effect on postretirement benefit obligation	$1,025

Share-based Compensation

Effective May 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (123R). SFAS 123R addresses the accounting for stock-based compensation in which we receive employee services in exchange for our equity instruments. Stock-based compensation is calculated using a fair value method. Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period the award is expected to vest. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our common stock, and expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. We consider many factors when estimating expected forfeitures, including types of awards, award recipient class and historical experience. Significant changes in the assumptions for future awards and actual forfeiture rates could materially impact share-based compensation expense and our results of operations. Subsequent changes in forfeiture rates will be recorded as an adjustment in the period estimates are revised. See Note 10 to the Consolidated Financial Statements (Item 8) for further discussion of our share-based awards and the related accounting treatment.

Deferred Taxes

Our provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment. We are subject to taxation from federal, state and international jurisdictions. The taxes paid to these jurisdictions are subject to audit, although to date the results of any tax audits have been minor.

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. We record a valuation allowance to reduce our deferred tax assets when it is more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers or net operating loss carryforwards, will not be realized. We have recorded on our consolidated balance sheets a valuation allowance against various deferred tax assets. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event we were to determine that we would not be able to realize our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged against income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. We continually evaluate strategies that could allow for the future utilization of our deferred tax assets.

OFF BALANCE SHEET ARRANGEMENTS

At January 31, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges...” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS 151 at the beginning of fiscal 2007 is not expected to have a material impact on our financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires the application of a change in accounting principle be applied to prior accounting periods presented as if that principle had always been used. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 at the beginning of fiscal 2007 is not expected to have a material effect on our results of operations or financial position.

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

The table below illustrates the hypothetical increase or decrease in fiscal 2006 net sales of a 10% change in the U.S. dollar against foreign currencies which impact our operations (in millions):

Euro	$10.1
Canadian dollar	$2.5
British pound	$2.7
Other currencies (representing 11% of consolidated net sales)	$4.9

We enter into foreign currency forward exchange contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The principal currencies hedged are denominated in Japanese yen, Canadian dollars, Euros and British pounds. Our foreign currency forward exchange contracts have terms lasting up to six months, but generally less than one month. We do not enter into derivatives or other financial instruments for trading or speculative purposes. See Note 12 to Consolidated Financial Statements (Item 8).

A majority of our products are manufactured using steel as a primary raw material and steel based components as purchased parts. As such, our cost of goods sold is sensitive to fluctuations in steel prices, either directly through the purchase of steel as raw material or indirectly through the purchase of steel based components.

Presuming that the full impact of commodity steel price increases is reflected in all steel and steel based component purchases, we estimate our gross margin percentage would decrease by approximately 0.3% for each 1.0% increase in commodity steel prices. Based on our statement of income for the year ended January 31, 2006, a 1.0% increase in commodity steel prices would have decreased consolidated gross profit by approximately $1.2 million.

During fiscal 2006, we experienced increases in certain prices for steel and steel components. These increases were less significant than the cost increases we experienced in fiscal 2005. We have continued to move aggressively to offset these increases through a variety of means, including sales price increases, surcharges and alternative sourcing arrangements. We were more successful in North America and Asia Pacific in realizing the full benefits of these mitigating measures. In Europe the measures were not as successful, resulting in some erosion of gross margins for certain products. During fiscal 2007 we are expecting some additional steel price increases and will continue to implement mitigating measures where needed.

Substantially all of our debt at January 31, 2006 has a fixed interest rate. Any additional payments to prepay scheduled amounts of debt are subject to penalties. At January 31, 2006, the penalties to retire all of our long-term debt were $510,000. A hypothetical immediate increase in interest rates by 1% would decrease the fair value of our long-term debt outstanding at January 31, 2006 by $316,000.

Item 8.                        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cascade Corporation

We have completed integrated audits of Cascade Corporation’s January 31, 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of January 31, 2006, and an audit of its January 31, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cascade Corporation and its subsidiaries at January 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(12) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A, that the Company maintained effective internal control over financial reporting as of January 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Portland, Oregon
April 13, 2006

Cascade Corporation
Consolidated Statements of Income

	Year Ended January 31
	2006	2005	2004
	(In thousands, except per share amounts)
Net sales	$450,503	$385,719	$297,756
Cost of goods sold	307,774	262,537	202,120
Gross profit	142,729	123,182	95,636
Selling and administrative expenses	77,392	75,892	63,099
Amortization	1,443	658	512
Insurance litigation recovery	—	(1,300)	—
Environmental expenses	—	155	—
Operating income	63,894	47,777	32,025
Interest expense	2,741	3,570	4,570
Interest income	(979)	(562)	(1,016)
Other (income) expense, net	(95)	(218)	40
Income before provision for income taxes	62,227	44,987	28,431
Provision for income taxes	20,176	16,497	9,925
Net income	42,051	28,490	18,506
Dividends paid on preferred shares of subsidiary	—	—	(30)
Net income applicable to common shareholders	$42,051	$28,490	$18,476
Basic earnings per share	$3.40	$2.34	$1.55
Diluted earnings per share	$3.27	$2.24	$1.49
Basic weighted average shares outstanding	12,354	12,164	11,934
Diluted weighted average shares outstanding	12,850	12,726	12,409

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation
Consolidated Balance Sheets

	As of January 31
	2006	2005
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$35,493	$30,482
Marketable securities	23,004	1,503
Accounts receivable, less allowance for doubtful accounts of $1,415 and $2,182	67,020	70,728
Inventories	56,996	46,212
Deferred income taxes	3,232	3,042
Prepaid expenses and other	5,373	4,592
Total current assets	191,118	156,559
Property, plant and equipment, net	75,374	82,027
Goodwill	78,820	74,786
Deferred income taxes	11,851	9,688
Other assets	4,120	5,032
Total assets	$361,283	$328,092
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$4,741	$2,461
Current portion of long-term debt	12,681	12,916
Accounts payable	25,124	25,778
Accrued payroll and payroll taxes	8,710	7,283
Accrued environmental expenses	984	894
Other accrued expenses	13,916	13,073
Total current liabilities	66,156	62,405
Long-term debt, net of current portion	12,500	25,187
Accrued environmental expenses	6,951	7,799
Deferred income taxes	4,009	3,988
Other liabilities	12,261	10,830
Total liabilities	101,877	110,209
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $.50 par value, 20,000 authorized shares; 12,536 and 12,224 shares issued and outstanding	6,268	6,112
Additional paid-in capital	21,590	20,004
Unamortized deferred compensation	—	(4,506)
Retained earnings	223,867	188,507
Accumulated other comprehensive income	7,681	7,766
Total shareholders’ equity	259,406	217,883
Total liabilities and shareholders’ equity	$361,283	$328,092

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except per share amounts)

						Accumulated
			Additional	Unamortized		Other	Annual
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Income (Loss)
Balance at January 31, 2003	11,398	$5,699	$1,468	$—	$151,925	$(14,344)
Net income	—	—	—	—	18,506	—	$18,506
Dividends ($.41 per share)	—	—	—	—	(4,936)	—	—
Common stock issued	104	52	1,247	—	—	—	—
Exchangeable convertible preferred stock converted to common shares	600	300	8,230	—	—	—	—
Tax benefit from exercise of stock options	—	—	166	—	—	—	—
Translation adjustment	—	—	—	—	—	17,684	17,684
Minimum pension liability adjustment, net of tax benefit of $103	—	—	—	—	—	(2,309)	(2,309)
Balance at January 31, 2004	12,102	6,051	11,111		165,495	1,031	$33,881
Net income	—	—	—	—	28,490	—	$28,490
Dividends ($.45 per share)	—	—	—	—	(5,478)	—	—
Common stock issued	122	61	1,555	—	—	—	—
Tax benefit from exercise of stock options	—	—	340	—	—	—	—
Deferred compensation from stock appreciation rights	—	—	6,998	(6,998)	—	—	—
Amortization of deferred compensation	—	—	—	2,492	—	—	—
Translation adjustment	—	—	—	—	—	6,735	6,735
Balance at January 31, 2005	12,224	6,112	20,004	(4,506)	188,507	7,766	$35,225
Net income	—	—	—	—	42,051	—	$42,051
Dividends ($.54 per share)	—	—	—	—	(6,691)	—	—
Common stock issued	312	156	2,631	—-	—	—	—
Tax benefit from exercise of stock options	—	—	1,183	—	—	—	—
Deferred compensation from stock appreciation rights	—	—	(4,734)	4,734	—	—	—
Share-based compensation	—	—	2,506	(228)	—	—	—
Translation adjustment	—	—	—	—	—	592	592
Minimum pension liability adjustment, net of tax benefit of $393	—	—	—	—	—	(677)	(677)
Balance at January 31, 2006	12,536	$6,268	$21,590	$—	$223,867	$7,681	$41,966

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation
Consolidated Statements of Cash Flows

	Year Ended January 31
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$42,051	$28,490	$18,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,005	14,570	12,664
Share-based compensation	2,278	2,492	—
Deferred income taxes	(2,995)	2,062	1,802
Loss on disposition of assets	385	3	102
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	2,023	(12,803)	(9,810)
Inventories	(12,026)	(8,320)	(2,235)
Prepaid expenses and other	(141)	34	38
Accounts payable and accrued expenses	2,378	8,342	538
Current income tax payable and receivable	245	2,210	3,415
Other assets and liabilities	222	728	1,221
Net cash provided by operating activities	50,425	37,808	26,241
Cash flows from investing activities:
Capital expenditures	(10,580)	(13,581)	(11,403)
Sale of marketable securities	71,549	21,246	25,225
Purchase of marketable securities	(93,050)	(17,791)	(31,227)
Business acquisitions	—	(6,236)	(11,677)
Proceeds from sale of assets	358	314	844
Other assets	—	147	(930)
Proceeds from sale of investment	—	1,044	—
Proceeds from notes receivable	—	—	9,556
Net cash used in investing activities	(31,723)	(14,857)	(19,612)
Cash flows from financing activities:
Cash dividends paid	(6,691)	(5,478)	(4,936)
Payments on long-term debt and capital leases	(12,922)	(13,026)	(12,850)
Notes payable to banks, net	2,452	(344)	1,606
Common stock issued under share-based compensation plans	2,787	1,616	1,299
Excess tax benefit from exercise of share-based compensation awards	1,183	340	166
Net cash used in financing activities	(13,191)	(16,892)	(14,715)
Effect of exchange rate changes	(500)	(1,161)	4,169
Change in cash and cash equivalents	5,011	4,898	(3,917)
Cash and cash equivalents at beginning of year	30,482	25,584	29,501
Cash and cash equivalents at end of period	$35,493	$30,482	$25,584
Supplemental disclosure of noncash information:
See Note 8 to Consolidated Financial Statements

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation
Notes to Consolidated Financial Statements

Note 1—Description of Business

Cascade Corporation is an international company engaged in the manufacture of materials handling products that are widely used on industrial lift trucks and, to a lesser extent, on construction, mining and agricultural vehicles. Accordingly, our sales are largely dependent on the sales of lift trucks and on the sales of replacement parts. Our sales are made throughout the world, but primarily in North America and Europe. We are headquartered in Fairview, Oregon, employing approximately 1,900 people and maintaining operations in 15 countries outside the United States.

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

Marketable Securities

Marketable securities consist of auction rate and variable rate demand note securities issued by various state agencies throughout the United States. We classify these securities as available-for-sale securities. These securities are insured either through third party agencies, reinsured through the federal government or secured by a letter of credit from a bank. The specific identification method is used to determine the cost of securities sold. There are no realized or unrealized gains or losses related to our marketable securities. The securities are long-term instruments maturing through 2039; however, the interest rates and maturities are reset approximately every month, at which time we can sell the securities. Accordingly, we have classified the securities as current assets in our consolidated balance sheets.

Allowances for Trade Accounts Receivable

Trade accounts receivable are stated net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses on accounts receivable resulting from the inability of our customers to make required payments. Such allowances are based on evaluation of the credit worthiness of our customers, an ongoing review of customer payments against terms, historical trends and economic circumstances.

Inventories

Inventories are stated at the lower of average cost or market. Cost is computed on a standard basis, which approximates average cost.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is generally provided using the straight-line method over the estimated useful lives of the assets. Tooling costs are capitalized as machinery and equipment. Useful lives range from thirty to forty years for buildings, fifteen years for land improvements and two to ten years for machinery and equipment. Maintenance and repairs are expensed as incurred and costs of improvements and renewals are capitalized. Upon disposal, cost and accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in operations.

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the fair value of the net identifiable assets acquired. We perform an annual review for impairment at the reporting unit level, North America, Europe and Australia. The tests are performed by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. The factors considered in performing this assessment include current and projected future operating results and, changes in the intended uses of the assets, as well as the effects of obsolescence, demand, competition, and other industry and economic trends. We have completed our annual review for impairment and determined that there has been no impairment of goodwill.

Impairment of Long-Lived Assets

Long-lived assets, primarily property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the assets and eventual disposition in comparison with the carrying value. Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the estimated fair value of the asset.

Common Stock

We follow the practice of recording amounts received upon the exercise of awards by crediting common stock and additional paid-in capital. In addition, we credit additional paid-in-capital upon the recognition of share-based compensation expense. We realize an income tax benefit from the exercise or early disposition of certain stock awards. This benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.

Minimum Pension Liability Adjustment

We record a minimum pension liability adjustment to the extent that the accumulated pension benefit obligation exceeds the fair value of pension plan assets and accrued pension liabilities. This adjustment is reflected as a reduction in shareholders’ equity, net of income tax benefits.

Share-Based Compensation

Prior to May 1, 2005 we accounted for our stock options under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” which permitted the use of intrinsic value accounting. No stock-based compensation cost was reflected in net income for stock options, as all options granted had an exercise price equal to the market price of the underlying common stock on the date of grant. We had adopted disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.”

We also granted awards under a stock appreciation rights (SARS) plan. Under Financial Interpretation No. (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” SARS were accounted for under variable plan accounting. Accordingly, we recorded deferred compensation as a reduction of shareholders’ equity, equal to the excess of the market value of our common stock on the balance sheet date or date of exercise over the base price at the date of grant. The deferred compensation was recognized as an expense over the vesting period based on the periods in which the executives and directors performed services.

In our second quarter of fiscal 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (123R). This standard is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB 25 and FIN 28. SFAS 123R addresses the accounting for share-based compensation in which we receive employee services in exchange for our equity instruments. Under SFAS 123R, we are required to recognize compensation cost for share-based compensation issued to or purchased by employees, net of estimated forfeitures, under share-based compensation plans using a fair value method. We adopted SFAS 123R using the modified prospective method as of May 1, 2005. Accordingly, no prior periods were restated. Under this method, we recorded compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remained outstanding as of the beginning of the period of adoption. See Note 10, “Share-based Compensation” for further details regarding our accounting under SFAS 123R.

The following table illustrates the pro forma effect on net income and earnings per share if we had recorded compensation expense based on the fair value method for all share-based compensation awards (in thousands, except per share amount):

	Year Ended January 31
	2006	2005	2004
	(in thousands, except per share amounts)
Net income applicable to common shareholders—as reported	$42,051	$28,490	$18,506
Add: SARS amortization, net of income taxes of $80 in 2006 and $822 in 2005	(148)	1,671	—
Net income excluding SARS amortization	41,903	30,161	18,506
Deduct: total stock-based compensation, net of income taxes of $140, $499 and $263 determined under fair value based method	(297)	(1,115)	(671)
Net income applicable to common shareholders—pro forma	$41,606	$29,046	$17,835
Basic earnings per share—as reported	$3.40	$2.34	$1.55
Basic earnings per share—pro forma	$3.37	$2.39	$1.49
Diluted earnings per share—as reported	$3.27	$2.24	$1.49
Diluted earnings per share—pro forma	$3.24	$2.28	$1.44

We calculated share-based compensation cost using the Black-Scholes option pricing model. The range of assumptions used to compute share-based compensation are as follows:

	Year Ended January 31
	2006	2005	2004
Risk-free interest rate	4.1%	3.8%	2.3%
Expected volatility	40%	42%	40%
Expected dividend yield	1.1%	2.1%	2.8%
Expected life (in years)	6	5	5
Weighted average fair value at date of grant	$17.86	$7.46	$4.16

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

Foreign Currency Translation

We translate the balance sheets of our foreign subsidiaries using fiscal year-end exchange rates. The cumulative effect on such translations is included in shareholders’ equity. The consolidated statements of income and cash flows are translated using the average exchange rates for the period.

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

Delivery has occurred or services have been rendered—Revenue is recognized when title transfers and risk and rewards of ownership have passed to the customer. This generally occurs upon shipment of our product with “FOB Shipping Point” terms. Shipments with “FOB Destination” terms are recorded as revenue when products are delivered to the customer. Customers are responsible for payment even if the product is not sold to their end customer. Once shipping terms are met we have no continuing obligations or performance criteria requirements.

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

Research and Development Costs

Research and development costs are expensed as incurred and are related to developing new products and to improving existing products or processes. These costs primarily include salaries, supplies, legal costs related to patents and design costs. We incurred research and development costs of $3.3 million, $3.2 million and $3.7 million for the years ended January 31, 2006, 2005 and 2004, respectively.

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

We manage our credit risk on marketable securities by limiting the size of any one holding to 10% of the total issue, requiring a  minimum issue size of $50 million and limiting the investment in any one issue to $5 million, except for obligations of U.S. government agencies.

Accounts receivable are with a large number of customers, primarily equipment manufacturers and dealers, dispersed across a wide geographic base. No single customer accounts for more than 10% of our consolidated net sales or accounts receivable. Our consolidated net sales for the years ended January 31, 2006, 2005 and 2004 to all original equipment manufacturers (OEM) customers were 45%, 40% and 35% of total net sales, respectively. This percentage is consistent with recent years. We perform on-going credit evaluations and do not require collateral. Allowances are maintained for potential credit losses when deemed necessary.

See Note 12 for discussion of foreign currency forward exchange contracts.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation. Such reclassifications had no impact on results of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Significant estimates and judgments made by our management include matters such as the collectibility of accounts receivable, realizability of deferred income tax assets, realizability of goodwill and long-lived assets, warranty liabilities, share based compensation and benefit plan assumptions and future costs of environmental matters.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if convertible securities, stock options or SARS were exercised or converted into common stock using the treasury stock method.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges...” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS 151 at the beginning of fiscal 2007 is not expected to have a material impact on our financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 54 requires the application of a change in accounting principle be applied to prior accounting periods presented as if that principle had always been used. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 at the beginning of fiscal 2007 is not expected to have a material effect on our results of operations or financial position.

Note 3—Inventories

	January 31
	2006	2005
	(In thousands)
Finished goods and components	$37,236	$30,516
Work in process	620	865
Raw materials	19,140	14,831
	$56,996	$46,212

Note 4—Property, Plant and Equipment

	January 31
	2006	2005
	(In thousands)
Land	$6,415	$6,047
Buildings	42,558	44,229
Machinery and equipment	149,259	149,662
	198,232	199,938
Accumulated depreciation	(122,858)	(117,911)
	$75,374	$82,027

Depreciation expense for the years ended January 31, 2006, 2005 and 2004, was $14.6 million, $13.9 million and $12.2 million, respectively.

Note 5—Debt

	January 31
	2006	2005
	(In thousands)
Senior notes, interest at 6.92% payable semi annually, principal due annually through fiscal 2008	$25,000	$37,500
Other debt, principal due semi-annually through fiscal 2007	181	603
	25,181	38,103
Less current portion	(12,681)	(12,916)
Long-term debt	$12,500	$25,187

Our debt agreements contain covenants relating to net worth and leverage ratios. We were in compliance with these covenants at January 31, 2006. The average interest rate on notes payable to banks was 3.0% during fiscal 2006 and 3.7% during fiscal 2005.

Accounts receivable of $3.0 million in certain foreign subsidiaries are pledged as collateral under notes payable to banks.

Borrowing arrangements currently in place with commercial banks provide available lines of credit totaling $25 million, of which $2.1 million were being used at January 31, 2006 through the issuance of letters of credit. Amounts under the lines of credit bear interest at LIBOR (4.81% at January 31, 2006 and 2.96% at January 31, 2005) plus a margin of .8%. Commitment fees on unused amounts are .225%.

Future maturities of long-term debt are as follows (in thousands):

Year ended January 31
2007	$12,681
2008	12,500
$25,181

Note 6—Income Taxes

	Year Ended January 31
	2006	2005	2004
	(In thousands)
Provision (benefit) for income taxes consisted of:
Current:
Federal	$12,397	$8,398	$3,429
State	1,459	1,554	802
Foreign	9,789	7,096	4,231
	23,645	17,048	8,462
Deferred:
Federal	(1,160)	(792)	663
State	13	242	48
Foreign	(2,322)	(1)	752
	(3,469)	(551)	1,463
Total provision for income taxes	$20,176	$16,497	$9,925
Income before provision for income taxes was as follows:
United States	$36,139	$26,536	$17,430
Foreign	26,088	18,451	11,001
	$62,227	$44,987	$28,431
Reconciliation of the federal statutory rate to the effective tax rate is as follows:
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.5	2.1	2.0
Tax on foreign earnings	(1.1)	(1.4)	(1.2)
US export sales	(0.7)	(0.7)	(0.7)
International financing	(0.9)	(1.7)	(3.5)
Stock options	0.6	—	—
Net change in valuation allowance	(1.6)	3.9	5.4
Other	(0.4)	(0.5)	(2.1)
Effective income tax rate	32.4%	36.7%	34.9%

The components of deferred income tax assets and liabilities recorded on the consolidated balance sheet are as follows (in thousands):

	January 31
	2006	2005
Deferred tax assets:
Accruals	$2,075	$2,139
Environmental	2,964	3,248
Employee benefits	4,869	3,454
Foreign tax credits	9,961	9,961
Foreign net operating losses	8,860	8,391
Foreign capital losses	1,175	2,156
Other	1,378	1,502
	31,282	30,851
Less: Valuation allowance	(9,603)	(11,437)
	21,679	19,414
Deferred tax liabilities:
Depreciation	(5,830)	(7,215)
Cumulative translation adjustment	(2,848)	(1,440)
Other	(1,927)	(2,017)
	(10,605)	(10,672)
Total net deferred tax asset	$11,074	$8,742

The net deferred tax asset is presented in our consolidated balance sheets as follows (in thousands):

	January 31
	2006	2005
Deferred income taxes—current asset	$3,232	$3,042
Deferred income taxes—long-term asset	11,851	9,688
Deferred income taxes—long-term liability	(4,009)	(3,988)
	$11,074	$8,742

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

We recorded a valuation allowance for the year ended January 31, 2006 and January 31, 2005 of approximately $9.6 million and $11.4 million, respectively. During the year ended January 31, 2006, the valuation allowance decreased approximately $1.8 million. The net change primarily relates to the realizability of foreign net operating loss and capital loss carryforwards and liabilities for employee benefit plans, net of current year foreign net operating losses. During the year, management determined that for certain foreign jurisdictions, it was more likely than not, we would realize certain existing foreign net operating loss and capital loss carryforwards. Also, we believe it is more likely than not we will realize the tax benefits related to certain liabilities for certain employee benefit plans. In addition, management determined that for certain foreign jurisdictions, it was more likely than not, we would not realize current foreign net operating loss and we would continue to record valuation allowances against these losses.

The increase in the valuation allowance for the years ended January 31, 2005, and 2004, of $2.1 million and $4.1 million, respectively, primarily relates to additional valuation allowances for net operating losses in foreign subsidiaries. Management determined it was more likely than not we would realize our deferred tax assets related to certain net operating loss carryforwards in our Australian subsidiary, for which a valuation allowance had previously been provided. Accordingly, the provision for income taxes included a $1.8 million reduction in expense for this reduction of the valuation allowance for the year ended January 31, 2004.

As of January 31, 2006, we have foreign net operating loss carryforwards of approximately $28.5 million. These foreign net operating loss carryforwards are available to offset future taxable income and have no future expiration dates. The net operating loss carryforwards relate to subsidiaries in Europe and Australia. As of January 31, 2006, we have foreign capital loss carryforwards of approximately $3.4 million. These foreign capital loss carryforwards are available to offset future capital gains and have no future expiration dates.

A deferred tax asset, net of valuation allowance, of $7.9 million has been recognized for U.S. foreign tax credits attributed to unrepatriated foreign earnings. Realization of this deferred tax asset is dependent on generating sufficient foreign-sourced U.S. taxable income. The ten-year expiration period does not begin until the foreign earnings are repatriated. We did not repatriate any accumulated foreign earnings pursuant to the guidelines outlined in the American Jobs Creation Act of 2004.

Note 7—Capital Stock

During fiscal 2004 the holder of our exchangeable preferred stock exchanged 600,000 of those shares for the same amount in common stock. These noncash transactions resulted in a reclassification of $8.5 million in fiscal 2004 from exchangeable preferred stock into common stock and additional paid-in capital and had no effect on earnings per share. No exchangeable preferred stock remains outstanding at January 31, 2006 and 2005.

Note 8—Supplemental Cash Flow Information

	Year Ended January 31
	2006	2005	2004
	(in thousands)
Cash paid during period for:
Interest	$2,858	$3,741	$4,563
Income taxes	$22,079	$14,346	$3,960
Business acquisitions:
Accounts receivable	$—	$54	$5,286
Inventories	—	1,539	3,687
Property, plant and equipment	—	5,405	5,788
Goodwill and intangible assets	—	—	3,562
Accounts payable and other liabilities assumed	—	(762)	(5,481)
Notes payable assumed	—	—	(1,165)
Supplemental disclosure of noncash information:
Minimum pension liability adjustment, net of tax benefit	$677	$—	$2,309
Deferred compensation from stock appreciation rights	$(4,734)	$6,998	$—
Conversion of exchangeable preferred stock to common stock	$—	$—	$8,530

Note 9—Benefit Plans

We sponsor a number of defined contribution retirement plans. We match employee contributions in varying degrees and also make contributions to certain plans based on a percentage of employee wages. Our expense under these plans was $4.0 million, $3.8 million, and $3.6 million for the years ended January 31, 2006, 2005 and 2004, respectively.

We sponsor various defined benefit pension plans covering certain employees in Canada, France and England. Benefits under the defined benefit pension plans are based on years of service and average earnings over a specified period of time. The net periodic cost of our defined benefit pension plans is determined using the projected unit credit method. Several actuarial assumptions are used to determine the defined benefit pension obligations and net periodic pension cost, the most significant of which are the discount rate, the long-term rate of asset return and changes in compensation levels. Our funding policy for defined benefit pension plans is to make annual contributions based on actuarially determined funding requirements. We recently modified certain provisions of our plan in England. These provisions eliminate the accrual of future benefits under the plan after November 1, 2005 and commit us to make contributions to the plan of approximately $350,000 for each of the next five years. The effect of this curtailment of benefits had no effect on our results of operations.

The following table presents the changes in benefit obligations, changes in plan assets and funded status of our defined benefit pension and postretirement benefit plans. Benefit obligation balances presented in the table reflect the projected benefit obligation (PBO) for our defined benefit pension plans and accumulated postretirement benefit obligations (APBO) for the postretirement benefit plan. Both the PBO and APBO include the estimated present value of future benefits that will be paid to plan participants, based on expected future salary growth and employee services rendered through the measurement date. We use a measurement date of January 31 for all defined benefit pension plans and December 31 for the postretirement plan.

	Year Ended January 31			Year Ended January 31
	Defined Benefit			Postretirement Benefit
	2006	2005	2004	2006	2005	2004
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$9,138	$8,578	$7,264	$8,082	$9,389	$9,916
Service cost	199	192	201	127	143	166
Interest cost	465	462	426	433	527	630
Participant contributions	62	66	71	—	—	—
Plan amendments	(48)	—	—	(613)	—	—
Benefits paid	(239)	(174)	(289)	(433)	(415)	(495)
Actuarial (gain) or loss	1,558	261	79	894	(1,562)	(828)
Settlements	—	(561)	—	—	—	—
Exchange rate changes	(422)	314	826	—	—	—
Benefit obligation at end of year	10,713	9,138	8,578	8,490	8,082	9,389
Change in plan assets
Fair value of plan assets at beginning of year	6,627	6,078	5,026	—	—	—
Actual return on plan assets	855	567	522	—	—	—
Employer contributions	167	420	169	433	415	495
Participant contributions	62	66	71	—	—	—
Benefits paid	(229)	(174)	(289)	(433)	(415)	(495)
Settlements	—	(561)	—	—	—	—
Exchange rate changes	(287)	231	579	—	—	—
Fair value of plan assets at end of year	7,195	6,627	6,078	—	—	—
Reconciliation of funded status
Funded status	(3,518)	(2,511)	(2,500)	(8,490)	(8,082)	(9,389)
Unrecognized actuarial loss	3,360	2,511	2,452	3,509	2,977	5,097
Unrecognized prior service cost	—	—	—	(745)	(147)	(162)
Net amount recognized at year-end	$(158)	$—	$(48)	$(5,726)	$(5,252)	$(4,454)
Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$112	$254	$374	$—	$—	$—
Accrued benefit cost	(3,752)	(2,666)	(2,834)	(5,726)	(5,252)	(4,454)
Accumulated other comprehensive income	3,482	2,412	2,412	—	—	—
Net amount recognized at year-end	$(158)	$—	$(48)	$(5,726)	$(5,252)	$(4,454)
Components of net periodic benefit cost
Service cost	$199	$192	$201	$127	$143	$166
Interest cost	464	462	426	433	527	630
Expected return on plan assets	(446)	(422)	(392)	—	—	—
Recognized net actuarial loss	121	141	225	346	533	450
Net periodic benefit cost	$338	$373	$460	$906	$1,203	$1,246
Weighted-average assumptions
Discount rate for benefit obligation	4.7%	5.3%	5.6%	5.5%	5.5%	6.0%
Discount rate for net periodic benefit cost	5.3%	5.6%	5.4%	5.5%	6.0%	6.5%
Expected long-term rate of return on plan assets	6.5%	7.0%	7.0%	—	—	—
Increase in compensation levels based on age	3.0%	2.8%	2.5%	—	—	—

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

Our principal objective is to ensure that plan assets are sufficient to enable all future pension liabilities to be paid when due. Plan assets are allocated with a goal to achieve diversification between and within various asset classes to meet long-term objectives of return, while mitigating against downside risks and considering expected cash flows. The asset allocations for the pension assets at January 31, 2006 and 2005 are as follows:

	Percentage of Plan Assets at January 31
Asset Category	2006	2005	Target allocation
Equity	53%	54%	53%
Debt	45%	46%	47%
Real estate	2%	—	—

Equity includes domestic and international equity securities, such as common, preferred or other capital stock, as well as mutual funds. Debt includes domestic and international debt securities, such as U.S. and other foreign government securities, corporate bonds and commercial paper.

We determine the discount rate for the defined benefit pension plans and postretirement plan each year as of the measurement date, based on a review of interest rates associated with long-term high quality corporate bonds in the geographic region where the plan is maintained.

The accumulated benefit obligation is the actuarial present value of benefits attributed to employee services rendered to date, excluding assumptions about future compensation levels. The accumulated benefit obligation for all defined benefit pension plans was $10.6 million at January 31, 2006 and $9.0 million at January 31, 2005. The minimum pension liability, included in other long-term liabilities, was $3.4 million and $2.3 million as of January 31, 2006 and 2005, respectively. The increase in the liability in fiscal 2006 is the result of changes in assumptions, mainly a decrease in the discount rate and assumed rate of return on plan assets.

We also provide a postretirement benefit plan, consisting of health care coverage to eligible retirees and qualifying dependents in the United States. Benefits under this postretirement benefit plan are generally based on age at retirement and years of service. The net periodic cost of the postretirement plan is determined using the projected unit credit method. Other significant actuarial assumptions include the discount rate, health care cost trend rates (rate of growth for medical costs) and rates of retirement and life expectancy of plan participants. We are accruing the estimated future costs of providing postretirement benefits to eligible active employees during the active service period. Our postretirement plan is not funded and we have no current plans to provide funding other than annual contributions, which represent the benefits paid for the year.

Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement benefit plan. The assumed health care cost trend rates used in measuring the APBO were as follows at January 31:

	January 31
	2006	2005
Health care cost trend rate assumed next year	11%	13%
Ultimate trend rate	4.5%	4.5%
Year ultimate trend rate is reached	2013	2013

The following presents the effect of a 1% change in health care cost trend rates (in thousands):

	1%	1%
	Increase	Decrease
Change in health care cost trend rate:
Effect on service and interest costs	$82	$(67)
Effect on postretirement benefit obligation	1,025	(898)

The fiscal 2007 postretirement benefit costs will be based on a 5.5% discount rate.

Our expected contribution in fiscal 2007 to the defined benefit pension plans is $412,000 and to the postretirement benefit plan is $409,000.

In May 2004, the FASB issued Staff Position No. 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”  FSP 106-2 discusses further the effect of the Act. This Act introduced a federal subsidy to employers whose prescription drug benefits are actuarially equivalent to the new Medicare Part D. We believe our postretirement benefit plan is actuarially equivalent to Part D. FSP 106-2 considers the effect of the two new features introduced in the Act in determining our accumulated postretirement benefit obligation (“APBO”) and net periodic post retirement benefit cost. The effect on the APBO was accounted for as an actuarial experience gain to be amortized into income over the average remaining service period of plan participants. As permitted by FSP 106-2, we have elected to account for the impact of this benefit prospectively beginning in the third quarter of the year ended January 31, 2005. The adoption of FSP 106-2 reduced our accumulated postretirement benefit obligation at June 30, 2004, the date of adoption, from $9.5 million to $8 million. This reduction relates to benefits attributed to past service. Our estimated annual net periodic benefit cost after the adoption of FSP 106-2 was reduced by $286,000 to $1 million. The $286,000 reduction in annual cost included $20,000, $85,000 and $181,000 in service cost, interest cost and amortization of recognized actuarial losses, respectively. The impact on the net periodic benefit cost for the year ended January 31, 2005 and 2006 was not material.

The table below reflects the estimated total pension benefits and other postretirement gross benefit payments to be paid from the plans over the next ten years (in thousands):

		Postretirement Benefit
	Defined Benefit	Gross Benefit Payments	Medicare Subsidy
2007	$243	$937	$120
2008	289	1,021	136
2009	294	1,117	153
2010	299	1,274	167
2011	303	1,401	178
2012 - 2016	1,834	8,450	1,117

Note 10—Share-Based Compensation Plans

We have granted two types of awards, stock options and stock appreciation rights (SARS), under our share-based compensation plans to officers, key managers and directors. Stock options provide the holder the right to receive our common shares at an established price. SARS provide the holder the right to receive an amount, payable in our common shares, equal to the excess of the market value of our common shares on the date of exercise (“intrinsic value”) over the base price at the time the right was granted. The base price may not be less than the market price of our common shares on the date of grant. The prices for all awards are established by our Board of Directors’ Compensation Committee at the time the awards are granted. All awards vest ratably over a four year period and have a term of ten years.

We have reserved 1,400,000 shares of common stock under our stock option plan. As of January 31, 2006 a total of 562,000 shares have been issued upon the exercise of stock options.  No additional stock options can be granted under the terms of the plan. The SARS plan provides for the issuance of 750,000 shares of common stock upon the exercise of SARS of which 21,000 shares have been issued at January 31, 2006. We issue new common shares upon the exercise of all awards.

A summary of the plans’ status at January 31, 2006, 2005, and 2004 together with changes during the periods then ended are presented in the following table (in thousands, except per share amounts):

	Stock Options		Stock Appreciation Rights
		Weighted Average		Weighted Average
	Outstanding	Exercise Price	Outstanding	Exercise Price
	Awards	Per Share	Awards	Per Share
Balance at January 31, 2003	964	$12.78	—	$—
Granted	332	14.12	—	—
Exercised	(104)	12.71	—	—
Forfeited	—	—	—	—
Balance at January 31, 2004	1,192	13.16	—	—
Granted	122	21.15	453	21.15
Exercised	(123)	13.36	—
Forfeited	(6)	13.14	(5)	21.15
Balance at January 31, 2005	1,185	13.96	448	21.15
Granted	—	—	612	35.60
Exercised	(325)	13.64	(41)	21.15
Forfeited	(19)	13.22	—	—
Balance at January 31, 2006	841	$14.10	1,019	$29.83

The following table presents all share-based compensation costs recognized in our statements of income (in thousands):

	Year ended January 31
	2006	2005	2004
Method used to account for share-based compensation	Fair Value/Intrinsic	Intrinsic
Share-based compensation under SFAS 123R	$2,506	$—	$—
Share-based compensation under FIN 28	(228)	2,493	—
	$2,278	$2,493	$—
Tax benefit recognized	$582	$822	$—

A summary of award activity under the plans as of January 31, 2006, is presented below:

		Weighted		Weighted
		Average	Aggregate	Average
		Exercise	Intrinsic	Contractural
	Awards	Price	Value	Life
	(In thousands)		(In thousands)
Outstanding at January 31, 2006	1,860	$22.72	$52,675	8
Outstanding at January 31, 2006 and expected to vest	1,123	$27.07	$26,925	9
Exercisable at January 31, 2006	613	$13.93	$22,758	6

The total intrinsic value of options exercised during the year ended January 31, 2006 was $10.3 million. The total intrinsic value of SARS exercised during the year ended January 31, 2006 was $1.0 million.

A summary of the status of the plans’ nonvested awards as of January 31, 2006 is presented below:

		Weighted Average
		Grant-Date
	Nonvested Awards	Fair Value Per Award
	(In thousands)
Nonvested at February 1, 2005	974	$6.13
Granted	612	$17.86
Vested	(339)	$5.61
Nonvested at January 31, 2006	1,247	$12.03

As of January 31, 2006, there was $10.3 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the plans. That cost is expected to be recognized over a weighted average period of 3.1 years. The following table represents as of January 31, 2006 the share-based compensation costs to be recognized in future periods (in thousands) for awards granted to date:

Fiscal Year	Amount
2007	$3,572
2008	3,289
2009	2,537
2010	891
$10,289

Note 11—Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended January 31
	2006	2005	2004
Basic earnings per share:
Net income	$42,051	$28,490	$18,506
Preferred stock dividends	—	—	(30)
Net income applicable to common shareholders	$42,051	$28,490	$18,476
Weighted average shares of common stock outstanding	12,354	12,164	11,934
	$3.40	$2.34	$1.55
Diluted earnings per share:
Net income applicable to common shareholders	$42,051	$28,490	$18,476
Effect of dilutive securities:
Preferred stock dividend	—	—	30
Net income	$42,051	$28,490	$18,506
Weighted average shares of common stock outstanding	12,354	12,164	11,934
Assumed conversion of exchangeable preferred stock	—	—	101
Dilutive effect of stock options and SARS	496	562	374
Diluted weighted average shares of common stock outstanding	12,850	12,726	12,409
	$3.27	$2.24	$1.49

Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and stock appreciation rights, as well as the assumed conversion of exchangeable preferred stock. All stock options and stock appreciation rights are included in our calculation of incremental shares because they are dilutive.

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

We purchase foreign currency forward exchange contracts with contract terms lasting up to six months, but generally less than one month, to protect against the adverse effects that exchange rate fluctuations may have on foreign currency denominated receivables and payables. These derivatives do not qualify for hedge accounting, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The gains and losses on both the derivatives and the foreign currency denominated receivables and payables are recorded as transaction adjustments in current earnings thereby minimizing the effect on current earnings of exchange-rate fluctuations. During the years ended

January 31, 2006, 2005 and 2004, foreign currency losses, included in other income and expense on the statements of income, were $120,000, $640,000 and $380,000, respectively.

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

At January 31, 2006 and 2005, we had approximately $39.8 million and $46.9 million, respectively, nominal value of contracts in place to buy or sell foreign currency. The fair value of these contracts at January 31, 2006 and 2005 is not material and is recorded in the consolidated financial statements. The principal currencies hedged are denominated in Japanese yen, Canadian dollars, Euros and British pounds.

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

Our specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision impacting our Fairview, Oregon manufacturing facility. The records of decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted at or near the facility since 1996 and current estimates provide for some level of activity to continue through 2021. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. The recorded liability for the ongoing remediation activities at our Fairview facility was $6.7 million and $7.5 million at January 31, 2006 and 2005, respectively.

Springfield, Ohio

In 1994, we entered into a consent order with the Ohio Environmental Protection Agency, which required the installation of remediation systems for the cleanup of groundwater contamination at our Springfield, Ohio facility. The current estimate is that the remediation activities will continue through 2013. The recorded liability for ongoing remediation activities in Springfield was $1.1 million at both January 31, 2006 and 2005.

Presented below is a rollforward of our environmental liabilities and expenses for the three years ended January 31, 2006 (in thousands):

January 31
2003 Balance	Accrued	Cash Payments	2004 Balance	Accrued	Cash Payments	2005 Balance	Accrued	Cash Payments	2006 Balance

Fairview, Oregon	$9,237	$(357)	$(586)	$8,294	$—	$(833)	$7,461	$(259)	$(541)	$6,661
Springfield, Ohio	960	357	(213)	1,104	155	(173)	1,086	259	(207)	1,138
Germany	—	—	—	—	146	—	146		(10)	136
	$10,197	$—	$(799)	$9,398	$301	$(1,006)	$8,693	$—	$(758)	$7,935

On April 22, 2002, the Circuit Court of the State of Oregon for Multnomah County entered judgment in our favor in an action originally brought in 1992 against several insurers to recover various expenses incurred in connection with environmental litigation and related proceedings. The judgment was against two non-settling insurers. We subsequently reached a settlement of all claims with one of the insurers in return for a payment of $1.3 million, which we received October 22, 2004. The judgment against the remaining insurer is in the amount of approximately $800,000. The judgment also requires the insurer to defend us in suits alleging liability because of groundwater contamination emanating from our Fairview, Oregon plant and requires the insurer to pay approximately 3.1% of any liability imposed against us by judgment or settlement on or after March 1, 1997 on account of such contamination. We have appealed the judgment, contending that the remaining insurer should be required to pay a larger share of our past and future expenses and liabilities, additional interest, and increased attorneys fees. The insurer has cross-appealed. The case is now pending before the Oregon Court of Appeals. We have not recorded any amounts that may be recovered from the insurer in our consolidated financial statements.

Lease Commitments

We lease certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended January 31, 2006, 2005, and 2004 totaled $2.4 million, $1.8 million and $1.4 million, respectively. Future minimum rental commitments under these leases as of January 31, 2006 are as follows (in thousands):

2007	$2,150
2008	1,772
2009	1,262
2010	557
2011	515
Thereafter	416
$6,672

Lease Guarantee

We sold our hydraulic cylinder division to Precision Hydraulic Cylinders, Inc. (Precision) on January 15, 2002. Under the terms of the sale, we assigned to Precision an operating lease related to a manufacturing facility in Beulaville, North Carolina. We are a guarantor on the lease in the event Precision fails to comply with the lease terms. The lease requires payments by Precision of approximately $21,000 per month through November 2007. The total value of the lease guarantee using undiscounted cash flows is $462,000 at January 31, 2006.

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

	January 31
	2006		2005
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(In thousands)
Long-term debt, including current portion	$25,828	$25,181	$39,791	$38,103

Note 15—Segment Information

Our operating units have several economic characteristics and attributes, including similar products, distribution patterns and classes of customers. As a result, we aggregate our operating units into four geographic  operating segments related to the manufacturing, distribution and servicing of material handling load engagement products primarily for the lift truck industry. We evaluate performance of each of our operating segments based on operating income before interest, miscellaneous income/expense and income taxes. The accounting policies of the operating segments are the same as those described in the summary of accounting policies.

Revenues and operating results are classified according to the country of origin. Identifiable assets are attributed to the geographic location in which they are located. Net sales, operating results and identifiable assets by geographic region were as follows (in thousands):

	Year Ended January 31
2006	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Sales to unaffliated customers	$250,576	$132,213	$45,471	$22,243	$—	$450,503
Transfers between areas	22,461	2,616	177	5,652	(30,906)	—
Net sales	$273,037	$134,829	$45,648	$27,895	$(30,906)	$450,503
Gross profit	$97,869	$23,746	$12,394	$8,720		$142,729
Selling and administrative	44,676	22,474	7,738	2,504		77,392
Amortization	151	1,264	—	28		1,443
Operating income	$53,042	$8	$4,656	$6,188		$63,894
Property, plant and equipment, net	$34,302	$35,336	$1,567	$4,169		$75,374
Capital expenditures	$5,923	$3,189	$336	$1,132		$10,580
Depreciation expense	$8,032	$5,752	$412	$366		$14,562

	Year Ended January 31
2005	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Sales to unaffliated customers	$208,553	$118,723	$39,095	$19,348	$—	$385,719
Transfers between areas	21,225	1,918	28	3,608	(26,779)	—
Net sales	$229,778	$120,641	$39,123	$22,956	$(26,779)	$385,719
Gross profit	$80,378	$23,629	$11,195	$7,980		$123,182
Selling and administrative(1)	42,586	23,503	6,811	1,847		74,747
Amortization	145	485	—	28		658
Operating income (loss)	$37,647	$(359)	$4,384	$6,105		$47,777
Property, plant and equipment, net	$36,084	$41,004	$1,626	$3,313		$82,027
Capital expenditures	$8,101	$4,640	$301	$539		$13,581
Depreciation expense	$7,585	$5,612	$356	$359		$13,912

	Year Ended January 31
2004	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Sales to unaffliated customers	$171,709	$81,114	$32,763	$12,170	$—	$297,756
Transfers between areas	16,951	2,004	158	824	(19,937)	—
Net sales	$188,660	$83,118	$32,921	$12,994	$(19,937)	$297,756
Gross profit	$63,185	$17,658	$9,103	$5,690		$95,636
Selling and administrative	38,000	17,853	5,945	1,301		63,099
Amortization	234	255	—	23		512
Operating income (loss)	$24,951	$(450)	$3,158	$4,366		$32,025
Property, plant and equipment, net	$35,401	$35,124	$1,579	$3,140		$75,244
Capital expenditures	$5,925	$4,411	$314	$753		$11,403
Depreciation expense	$7,630	$3,955	$303	$264		$12,152

(1)          Includes $1.3 million of income from insurance litigation recovery and $155,000 of environmental expenses in North America.

The following table represents total sales by place of destination:

	Year Ended January 31
	2006	2005	2004
	(In thousands)
United States	$215,815	$180,097	$149,046
Europe, excluding United Kingdom	102,265	92,236	59,104
Canada	26,694	20,960	17,302
United Kingdom	27,113	23,374	19,490
Other countries (less then 5% of total sales individually)	78,616	69,052	52,814
	$450,503	$385,719	$297,756

Note 16—Warranty Obligations

Our warranty obligations, which are recorded in other accrued expenses on the consolidated balance sheet, are as follows:

	January 31
	2006	2005
	(in thousands)
Beginning obligation	$1,911	$1,610
Accruals for warranties issued during the period	2,168	3,083
Accruals for pre-existing warranties	52	15
Settlements during the year	(2,466)	(2,797)
Ending obligation	$1,665	$1,911

Note 17—Goodwill

The change in the amount of goodwill between January 31, 2006 and 2005 relates primarily to fluctuations in foreign currency. We have no goodwill in China. The following table provides a breakdown of goodwill by geographic region:

	January 31
	2006	2005
	(in thousands)
North America	$65,978	$60,577
Europe	9,840	11,211
Asia Pacific	3,002	2,998
	$78,820	$74,786

Note 18—Supplementary Quarterly Financial Information (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share amounts)
Year ended January 31, 2006
Net sales	$114,515	$114,966	$112,599	$108,423
Gross profit	$37,488	$36,570	$36,824	$31,847
Net income	$12,208	$10,750	$10,828	$8,265
Net income per share:
Basic	$1.00	$0.87	$0.87	$0.66
Diluted	$0.95	$0.84	$0.84	$0.63
Year ended January 31, 2005
Net sales	$93,529	$92,376	$96,342	$103,472
Gross profit	$31,376	$29,351	$30,884	$31,571
Net income	$8,210	$6,502	$8,691	$5,087
Net income per share:
Basic	$0.68	$0.54	$0.71	$0.42
Diluted	$0.65	$0.51	$0.68	$0.39

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

Note 20—Accumulated Other Comprehensive Income (Loss)

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
	(in thousands)
Balance at January 31, 2003	$(14,344)	$—	$(14,344)
Translation adjustment	17,684	—	17,684
Minimum pension liability adjustment, net of tax benefit of $103	—	(2,309)	(2,309)
Balance at January 31, 2004	3,340	(2,309)	1,031
Translation adjustment	6,735	—	6,735
Balance at January 31, 2005	10,075	(2,309)	7,766
Translation adjustment	592	—	592
Minimum pension liability adjustment, net of tax benefit of $393	—	(677)	(677)
Balance at January 31, 2006	$10,667	$(2,986)	$7,681

Note 21—Proceeds from Notes Receivable

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

Schedule II

Cascade Corporation
Valuation and Qualifying Accounts
(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Years ended January 31:
2006
Allowance for doubtful accounts receivable	$2,182	$129	$(896)	$1,415
Valuation allowances—deferred tax assets	$11,437	$1,283	$(3,117)	$9,603
2005
Allowance for doubtful accounts receivable	$2,023	$571	$(412)	$2,182
Valuation allowances—deferred tax assets	$9,525	$2,057	$(145)	$11,437
2004
Allowance for doubtful accounts receivable	$1,801	$807	$(585)	$2,023
Valuation allowances—deferred tax assets	$7,313	$4,109	$(1,897)	$9,525

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework”. Based on our assessment we concluded that, as of January 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of our internal control over financial reporting as of January 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the three months ended January 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, on September 21, 2005 our Chief Financial Officer certified to the New York Stock Exchange that he was not aware of any violation by Cascade of the New York Stock Exchange’s corporate governance listing standards.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Information regarding our directors is set forth under the heading “Proposal 1: Election of Directors” in the Company’s Proxy Statement for its 2006 Annual Meeting to be filed within 120 days after our fiscal year end of January 31, 2006, (“Proxy Statement”) and is incorporated into this report by reference. Information regarding our executive officers is set forth in Part I, Item 4A of this report.

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

PART IV

Item 15.   Exhibits and Financial Statement Schedules

The individual financial statements of the registrant and its subsidiaries have been omitted since Cascade is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together exceed 5% of the total consolidated assets at January 31, 2006, except indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the year of its origination.

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
10.4

1999 Amendment and Restatement of the Cascade Corporation 1995 Senior Managers’ Incentive Stock Option Plan filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-103581) filed with the Commission on March 4, 2003.(1)(2)

10.5

Form of Stock Option Agreement for 1999 Amendment and Restatement of the Cascade Corporation 1995 Senior Managers’ Incentive Stock Option Plan filed as Exhibit 10.5 to Form 10-K filed with the Commission on April 18, 2005.(1)(2)

10.6	Cascade Corporation Stock Appreciation Rights Plan.(2)
10.7	Form of Stock Appreciation Rights Agreement for Cascade Corporation Stock Appreciation Rights Plan filed as Exhibit 10.7 to Form 10-K filed with the Commission on April 18, 2005.(1)(2)
10.8	Summary of Non-Employee Director and Named Executive Officer Compensation Arrangements.(2)
14	Code of Ethics and Business Responsibilities for Directors, Officers, and Employees.
21	Subsidiaries of the registrant.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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

/s/ ROBERT C. WARREN, JR.	President and Chief Executive Officer, and Director	April 14, 2006
Robert C. Warren, Jr.	(Principal Executive Officer)	Date
/s/ RICHARD S. ANDERSON	Senior Vice President and Chief Financial Officer	April 14, 2006
Richard S. Anderson	(Principal Financial and Accounting Officer)	Date
/s/ JAMES S. OSTERMAN		April 14, 2006
James S. Osterman	Director	Date
/s/ NICHOLAS R. LARDY		April 14, 2006
Nicholas R. Lardy	Director	Date
/s/ DUANE C. MCDOUGALL		April 14, 2006
Duane C. McDougall	Director	Date
/s/ HENRY W. WESSINGER II		April 14, 2006
Henry W. Wessinger II	Director	Date
/s/ NANCY A. WILGENBUSCH		April 14, 2006
Nancy A. Wilgenbusch	Director	Date

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation, as amended, filed as Exhibit 4.1 to the Registration Statement on Form S-8 (Registration No. 333-111860) filed with the Commission on January 12, 2004.(1)
3.2	Bylaws, as amended.
10.1	Severance Agreement dated May 25, 2000, with Richard S. Anderson, filed as Exhibit 3 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)
10.2	Severance Agreement dated May 25, 2000, with Terry H. Cathey, filed as Exhibit 2 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)
10.3	Severance Agreement dated May 25, 2000, with Robert C. Warren, Jr., filed as Exhibit 1 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)
10.4

1999 Amendment and Restatement of the Cascade Corporation 1995 Senior Managers’ Incentive Stock Option Plan filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-103581) filed with the Commission on March 4, 2003.(1)(2)

10.5

Form of Stock Option Agreement for 1999 Amendment and Restatement of the Cascade Corporation 1995 Senior Managers’ Incentive Stock Option Plan filed as Exhibit 10.5 to Form 10-K filed with the Commission on April 18, 2005. (1)(2)

10.6	Cascade Corporation Stock Appreciation Rights Plan.(2)
10.7	Form of Stock Appreciation Rights Agreement for Cascade Corporation Stock Appreciation Rights Plan filed as Exhibit 10.7 to Form 10-K filed with the Commission on April 18, 2005. (1)(2)
10.8	Summary of Non-Employee Director and Named Executive Officer Compensation Arrangements.(2)
14	Code of Ethics and Business Responsibilities for Directors, Officers, and Employees.
21	Subsidiaries of the registrant.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)           Incorporated by reference.

(2)           Indicates management contract or compensatory plan or arrangement.