Form 10-Q
period 2006-04-30
CASCADE CORP
filed 2006-06-08
CIK 18061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of May 22, 2006 was 12,552,573.

Forward-Looking Statements

This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 2) contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include, but are not limited to:

•                  Competitive factors in, and the cyclical nature of, the materials handling industry;

•                  Fluctuations in lift truck orders or deliveries;

•                  Availability and cost of raw materials;

•                  General business and economic conditions in North America, Europe, Asia Pacific and China;

•                  Actions by foreign governments;

•                  Assumptions relating to pension and other post-retirement costs;

•                  Foreign currency fluctuations;

•                  Pending litigation;

•                  Environmental matters;

•                  Effectiveness of our capital expenditures and cost reduction initiatives.

We undertake no obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASCADE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—in thousands, except per share amounts)

	Three Months Ended
	April 30
	2006	2005
Net sales	$117,774	$114,515
Cost of goods sold	81,085	77,027
Gross profit	36,689	37,488

Selling and administrative expenses	19,852	18,118
Gain on sale of assets	(662)	(28)
Amortization	302	176

Operating income	17,197	19,222
Interest expense	532	750
Interest income	(355)	(107)
Other income	(34)	(202)

Income before provision for income taxes	17,054	18,781
Provision for income taxes	6,020	6,573

Net income	$11,034	$12,208

Basic earnings per share	$0.88	$1.00
Diluted earnings per share	$0.84	$0.95

Basic weighted average shares outstanding	12,542	12,229
Diluted weighted average shares outstanding	13,174	12,827

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited—in thousands, except per share amounts)

	April 30	January 31
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$40,127	$35,493
Marketable securities	22,104	23,004
Accounts receivable, less allowance for doubtful accounts of $1,496 and $1,415	78,920	67,020
Inventories	55,397	56,996
Deferred income taxes	3,399	3,232
Prepaid expenses and other	4,593	5,373
Total current assets	204,540	191,118
Property, plant and equipment, net	76,485	75,374
Goodwill	80,410	78,820
Deferred income taxes	12,446	11,851
Other assets	3,998	4,120
Total assets	$377,879	$361,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$4,532	$4,741
Current portion of long-term debt	12,681	12,681
Accounts payable	21,997	25,124
Accrued payroll and payroll taxes	8,988	8,710
Accrued environmental expenses	982	984
Income taxes payable	5,693	2,373
Dividends payable	1,882	—
Other accrued expenses	11,527	11,543
Total current liabilities	68,282	66,156
Long-term debt, net of current portion	12,500	12,500
Accrued environmental expenses	6,764	6,951
Deferred income taxes	4,231	4,009
Other liabilities	12,690	12,261
Total liabilities	104,467	101,877

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $.50 par value, 20,000 authorized shares; 12,548 and 12,536 shares issued and outstanding	6,274	6,268
Additional paid-in capital	22,652	21,590
Retained earnings	233,019	223,867
Accumulated other comprehensive income	11,467	7,681
Total shareholders’ equity	273,412	259,406
Total liabilities and shareholders’ equity	$377,879	$361,283

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited—in thousands, except per share amounts)

					Accumulated
			Additional		Other	Year-To-Date
	Common Stock		Paid-In	Retained	Comprehensive	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Income (Loss)
Balance at January 31, 2006	12,536	$6,268	$21,590	$223,867	$7,681

Net income	—	—	—	11,034	—	$11,034
Dividends ($0.15 per share)	—	—	—	(1,882)	—	—
Common stock issued	12	6	108	—	—	—
Excess tax benefit from exercise of share-based compensation awards	—	—	23	—	—	—
Share-based compensation	—	—	931	—	—	—
Translation adjustment	—	—	—	—	3,786	3,786

Balance at April 30, 2006	12,548	$6,274	$22,652	$233,019	$11,467	$14,820

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—in thousands)

	Three Months Ended
	April 30
	2006	2005
Cash flows from operating activities:
Net income	$11,034	$12,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,784	3,730
Share-based compensation	931	(228)
Deferred income taxes	(586)	(532)
Gain on disposition of assets	(662)	(28)
Changes in operating assets and liabilities:
Accounts receivable	(10,355)	(8,915)
Inventories	2,754	(2,116)
Prepaid expenses and other	130	122
Accounts payable and accrued expenses	(3,742)	(3,323)
Income taxes payable and receivable	3,262	2,564
Other assets and liabilities	85	491
Net cash provided by operating activities	6,635	3,973

Cash flows from investing activities:
Capital expenditures	(3,251)	(2,014)
Sales of marketable securities	7,000	1,000
Purchases of marketable securities	(6,100)	(12,550)
Proceeds from sale of assets	1,521	163
Net cash used in investing activities	(830)	(13,401)

Cash flows from financing activities:
Cash dividends paid	—	(1,467)
Payments on long-term debt and capital leases	—	(13)
Notes payable to banks, net	(366)	(1,065)
Common stock issued under share-based compensation plans	114	189
Excess tax benefit from exercise of share-based compensation awards	23	23
Net cash used in financing activities	(229)	(2,333)

Effect of exchange rate changes	(942)	586

Change in cash and cash equivalents	4,634	(11,175)
Cash and cash equivalents at beginning of period	35,493	30,482
Cash and cash equivalents at end of period	$40,127	$19,307

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

Note 2—Interim Financial Information

The accompanying consolidated financial statements for the interim periods ended April 30, 2006 and 2005 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included on Form 10-K in our Annual Report for the fiscal year ended January 31, 2006.

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

Revenues and operating results are classified according to the region of origin. Property, plant and equipment are attributed to the geographic location in which they are located. Net sales, operating results and other financial information by geographic region were as follows (in thousands):

	Three Months Ended April 30
2006	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Sales to unaffliated customers	$66,615	$33,221	$11,137	$6,801	$—	$117,774
Transfers between areas	5,994	405	92	1,667	(8,158)	—
Net sales	$72,609	$33,626	$11,229	$8,468	$(8,158)	$117,774
Gross profit	$25,958	$5,344	$2,749	$2,638		$36,689
Selling and administrative	11,468	5,852	1,948	584		19,852
Loss (gain) on sale of assets	4	(662)	(4)	—		(662)
Amortization	89	207	—	6		302
Operating income (loss)	$14,397	$(53)	$805	$2,048		$17,197
Property, plant and equipment	$34,351	$35,655	$1,548	$4,931		$76,485
Capital expenditures	$2,003	$347	$71	$830		$3,251
Depreciation expense	$2,041	$1,272	$104	$65		$3,482

	Three Months Ended April 30
2005	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Sales to unaffliated customers	$61,617	$36,704	$10,913	$5,281	$—	$114,515
Transfers between areas	6,090	685	91	1,210	(8,076)	—
Net sales	$67,707	$37,389	$11,004	$6,491	$(8,076)	$114,515
Gross profit	$23,992	$8,294	$3,151	$2,051		$37,488
Selling and administrative	10,428	5,495	1,798	397		18,118
Loss (gain) on sale of assets	—	20	(48)	—		(28)
Amortization	37	132	—	7		176
Operating income	$13,527	$2,647	$1,401	$1,647		$19,222
Property, plant and equipment	$35,192	$39,613	$1,631	$3,293		$79,729
Capital expenditures	$1,266	$592	$96	$60		$2,014
Depreciation expense	$1,974	$1,385	$106	$89		$3,554

Note 4—Goodwill

The change in the amount of goodwill between April 30, 2006 and January 31, 2006 related entirely to fluctuations in foreign currency. We have no goodwill in China. The following table provides a breakdown of goodwill by geographic region (in thousands):

	April 30	January 31
	2006	2006
North America	$67,210	$65,978
Europe	10,198	9,840
Asia Pacific	3,002	3,002
	$80,410	$78,820

Note 5—Marketable Securities

Marketable securities consist of auction rate and variable rate demand notes issued by various state agencies throughout the United States. We classify these securities as available-for-sale securities. These securities are insured either through third party agencies, reinsured through the U.S. government, or secured by a letter of credit from a bank. The specific identification method is used to determine the cost of securities sold. There are no realized or unrealized gains or losses related to our marketable securities. These securities are long-term instrument maturing through 2040, however, the interest rates and maturities are reset approximately every month, at which time we can sell the securities. Accordingly, we have classified these securities as current assets in our consolidated balance sheets.

Note 6—Inventories

Inventories stated at the lower of average cost or market are presented below by major class (in thousands).

	April 30	January 31
	2006	2006
Finished goods and components	$36,027	$37,236
Work in process	605	620
Raw materials	18,765	19,140
	$55,397	$56,996

Note 7—Share-Based Compensation Plans

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

We have reserved 1,400,000 shares of common stock under our stock option plan. As of April 30, 2006 a total of 576,000 shares have been issued upon the exercise of stock options.  No additional stock options can be granted under the terms of the plan. The SARS plan provides for the issuance of 750,000 shares of common stock upon the exercise of SARS of which 21,000 shares have been issued at April 30, 2006. We issue new common shares upon the exercise of all awards.

A summary of the plans’ status at April 30, 2006 together with changes during the three months then ended are presented in the following table (in thousands, except per share amounts):

	Stock Options		Stock Appreciation Rights
	Weighted Average	Weighted Average
	Outstanding	Exercise Price	Outstanding	Exercise Price
	Awards	Per Share	Awards	Per Share

Balance at January 31, 2006	841	$14.10	1,019	$29.83
Granted	—	—	—	—
Exercised	(14)	15.71	—	—
Forfeited	—	—	—	—

Balance at April 30, 2006	827	$14.08	1,019	$29.83

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

We accounted for SARS using variable plan accounting under Financial Interpretation No. (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,”  Accordingly, we recorded deferred compensation as a reduction of shareholders’ equity, equal to the excess of the market value of our common stock on the balance sheet date or date of exercise over the base price at the date of grant. The deferred compensation was recognized as an expense over the vesting period based on the periods in which the executives and directors performed services.

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

The following table illustrates the pro forma effect on net income and earnings per share if we had recorded compensation expense based on the fair value method for all share-based compensation awards (in thousands, except per share amount):

	Three Months Ended April 30
	2006	2005
Net income - as reported	$11,034	$12,208
Add: SARS amortization, net of taxes of $80	—	(148)
Net income excluding SARS amortization	11,034	12,060
Deduct: total stock-based compensation, net of income tax benefits of $140 determined under fair value based method	—	(297)
Net income - pro forma	$11,034	$11,763

Basic earnings per share - as reported	$0.88	$1.00
Basic earnings per share - pro forma	$0.88	$0.96
Diluted earnings per share - as reported	$0.84	$0.95
Diluted earnings per share - pro forma	$0.84	$0.92

We calculate share-based compensation cost using the Black-Scholes option pricing model. Additional information regarding the assumptions used to calculate the fair value of our share-based compensation plans is presented in Note 10 to our consolidated financial statements included in our Form 10-K for the year ended January 31, 2006.

The following table presents all share-based compensation costs recognized in our statements of income (in thousands):

	Three Months Ended April 30
	2006	2005
Method used to account for share-based compensation	Fair Value	Intrinsic
Share-based compensation under SFAS 123R	$931	$—
Share-based compensation under FIN 28	—	(228)
	$931	$(228)
Tax benefit (expense) recognized	$249	$(80)

As of April 30, 2006, there was $9.4 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the plans. That cost is expected to be recognized over a weighted average period of 2.9 years. The following table represents as of April 30, 2006 the share-based compensation costs to be recognized in future periods (in thousands) for awards granted to date:

Fiscal year	Amount
2007	$2,641
2008	3,289
2009	2,537
2010	891
$9,358

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

It is reasonably possible that changes in estimates will occur in the near term and the related adjustments to environmental liabilities may have a material impact on our net income and operating cash flows. Unasserted claims are not currently reflected in our environmental liabilities. It is also reasonably possible that these changes or claims may also have a material impact on our net income and operating cash flows if asserted. We cannot estimate the impact of these potential changes or claims at this time.

Our specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision affecting our Fairview, Oregon manufacturing facility. The Records of Decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted since 1996 and current estimates provide for some level of activity to continue through 2021. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. We have a liability for the ongoing remediation activities at our Fairview facility of $6.5 million and $6.7 million at April 30, 2006 and January 31, 2006, respectively.

Springfield, Ohio

In 1994, we entered into a consent order with the Ohio Environmental Protection Agency, which required the installation of remediation systems for the cleanup of groundwater contamination at our Springfield, Ohio facility. The current estimate is that the remediation activities will continue through 2013. Our liability for ongoing remediation activities at our Springfield facility was $1.1 million at both April 30, 2006 and January 31, 2006.

Insurance Litigation

On April 22, 2002, the Circuit Court of the State of Oregon for Multnomah County entered judgment in our favor in an action originally brought in 1992 against several insurers to recover various expenses incurred in connection with environmental litigation and related proceedings. The judgment was against two non-settling insurers. We subsequently reached a settlement of all claims with one of the insurers in return for a payment of $1.3 million, which we received October 22, 2004. The trial court judgment against the remaining insurer, Employers Reinsurance Corp. (ERC) is in the amount of approximately $800,000. The judgment also requires ERC to defend us in suits alleging liability because of groundwater contamination emanating from our Fairview, Oregon plant and requires ERC to pay approximately 3.1% of any costs incurred after March 1, 1997 on account of such contamination. We appealed the judgment to the Oregon Court of Appeals contending ERC should pay a larger share of our expenses from both before and after March 1, 1997, together with additional interest and attorneys fees. ERC cross-appealed the judgment.

On May 17, 2006, the Oregon Court of Appeals ruled in our favor and reversed the trial court judgment in part. The Court of Appeals ruling would obligate ERC to pay 100% of our unreimbursed environmental expenses up to its policy limits, plus increased interest and attorneys fees.  We estimate the Court of Appeals ruling could result in an eventual recovery of up to $14.0 million, in addition to the increased interest and attorneys fees and unreimbursed costs of environmental defense.  However, any determination of our ultimate recovery is subject to possible discretionary review of the Court of Appeals decision by the Oregon Supreme Court as well as further proceedings at the trial court level. We have not recorded any amounts that may be recovered from ERC in our consolidated financial statements.

Legal Proceedings

We are subject to legal proceedings, claims and litigation, in addition to the environmental matters previously discussed, arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect the ultimate costs to be material to our consolidated financial position, result of operations, or cash flows.

Lease Guarantee

We sold our hydraulic cylinder division to Precision Hydraulic Cylinders, Inc. (Precision) on January 15, 2002. Under the terms of the sale, we assigned to Precision an operating lease related to a manufacturing facility in Beulaville, North Carolina. We are a guarantor on the lease in the event Precision fails to comply with the lease terms. The lease requires payments by Precision of approximately $21,000 per month through November 2007. The total value of the lease guarantee using undiscounted cash flows was approximately $400,000 at April 30, 2006.

Note 9—Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended April 30
	2006	2005
Basic earnings per share:
Net income	$11,034	$12,208
Weighted average shares of common stock outstanding	12,542	12,229
	$0.88	$1.00

Diluted earnings per share:
Net income	$11,034	$12,208
Weighted average shares of common stock outstanding	12,542	12,229
Dilutive effect of stock options and stock appreciation rights	632	598
Diluted weighted average shares of common stock outstanding	13,174	12,827
	$0.84	$0.95

Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and stock appreciation rights. All stock options and stock appreciation rights are included in our calculation of incremental share because they are dilutive.

Note 10—Supplemental Cash Flow Information

The following table presents information that supplements the consolidated statements of cash flow (in thousands):

	For the Three Months Ended April 30
	2006	2005
Cash paid during the period for:
Interest	$58	$85
Income taxes	$3,477	$4,301

Supplemental disclosure of noncash information:
Dividends declared	$1,882	$—

Note 11—Benefit Plans

The following table represents the net periodic cost related to our defined benefit plans in Canada, England and France and our postretirement benefit plan in the United States (in thousands):

	Defined Benefit		Postretirement Benefit
	Three Months Ended April 30		Three Months Ended April 30
	2006	2005	2006	2005
Net periodic benefit cost:
Service cost	$21	$51	$34	$32
Interest cost	125	119	114	108
Expected return on plan assets	(123)	(114)	—	—
Recognized net actuarial loss	35	32	92	86
	$58	$88	$240	$226

Note 12—Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 (SFAS 151), “Inventory Costs, an amendment of ARB No. 43,
Chapter 4.”  This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “….under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges…” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 were effective for us on February 1, 2006. The adoption of SFAS 151 did not have a material impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires the application of a change in accounting principle be applied to prior accounting periods presented as if that principle had always been used. When a pronouncement includes specific transition provision, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 at the beginning of fiscal 2007 did not have an effect on our consolidated financial statements.

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

	2006	2005
Balance at January 31	$1,665	$1,911
Accruals for warranties issued during the period	715	503
Accruals for pre-existing warranties	(40)	52
Settlements during the period	(598)	(548)
Balance at April 30	$1,742	$1,918

Note 14—Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in and the components of accumulated other comprehensive income (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
Balance at January 31, 2006	$10,667	$(2,986)	$7,681
Translation adjustment	3,786	—	3,786
Balance at April 30, 2006	$14,453	$(2,986)	$11,467

Note 15—Gain on Sale of Assets

During the first quarter of fiscal 2007, we recognized a $715,000 gain on the sale of our manufacturing facility in Hoorn, The Netherlands. We had closed this facility in fiscal 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our businesses globally manufacture and distribute material handling load engagement products primarily for the lift truck industry. We operate our business in four geographic segments:  North America, Europe, Asia Pacific and China. All references to fiscal periods are defined as periods ending in the year ended January 31, 2006 (fiscal 2006) and the year ending January 31, 2007 (fiscal 2007).

COMPARISON OF FIRST QUARTER OF FISCAL 2007 AND FISCAL 2006

Consolidated Summary

Net income for the first quarter of fiscal 2007 decreased to $11.0 million ($0.84 per diluted share) from record net income of $12.2 million ($0.95 per diluted share) for the first quarter of fiscal 2006. Net sales for the first quarter of fiscal 2007 were $117.8 million or 3% greater than the first quarter of fiscal 2006. Excluding the effect of foreign currency fluctuations, net sales in North America and Asia Pacific each grew 7% in the first quarter of fiscal 2007 as compared to the same quarter of the prior year. The increased sales levels reflect strong lift truck markets in both of these geographic regions.  Sales in Europe decreased 3%, excluding foreign currency changes.

The gross margin percentage of 31% in the first quarter of fiscal 2007 was down from 33% in the prior year.  The decrease is primarily due to several factors:

•                  Lower margins in Europe due to manufacturing inefficiencies and higher costs at our manufacturing facility in Germany

•                  Lower shipment levels of products in Europe

•                  Higher steel costs for certain steel grades, parts and components throughout the world

Selling and administrative costs increased by 10% in the first quarter of fiscal 2007 over the comparable quarter of the prior year.  Excluding foreign currency changes, selling and administrative costs increased 11%. The increase is primarily due to higher share-based compensation costs. Selling and administrative costs as a percentage of net sales were 17% and 16% for first quarter of fiscal 2007 and 2006, respectively.

North America

	Three Months Ended April 30
	2006	%	2005	%	Change	Change %
	(In thousands)
Net sales	$66,615	100%	$61,617	100%	$4,998	8%
Cost of goods sold	40,657	61%	37,625	61%	3,032	8%
Gross profit	25,958	39%	23,992	39%	1,966	8%

Selling and administrative	11,468	17%	10,428	17%	1,040	10%
Loss on sale of assets	4	—	—	—	4	—
Amortization	89	—	37	—	52	—
Operating income	$14,397	22%	$13,527	22%	$870	6%

North America net sales increased 8% in the first quarter of fiscal 2007 over the same quarter of fiscal 2006. Currency changes accounted for 1% of the sales increase. Higher volumes of shipments from North American plants accounted for virtually all of the increase. Shipments benefited from a strong North American lift truck market in the first quarter of fiscal 2007 in comparison with the prior year.

Historically, we have found that changes in the level of our net sales do not correspond directly to the percentage changes in lift truck industry shipments, but industry statistics do provide an indication of the direction of business activity. North American lift truck industry shipments in the first quarter were up 6% in comparison with the prior year.

Gross margin percentage for the first quarter of fiscal 2007 in North America was the same as the prior year at 39%. The effect of sales price increases implemented in the second quarter of fiscal 2006 has been offset by material and other cost increases.

Selling and administrative costs for the first quarter of fiscal 2007 increased 10% over the same quarter of the prior year. The increase is due primarily to an increase in share-based compensation costs, resulting from the adoption of the new accounting standard for share-based compensation in the second quarter of fiscal 2006.

Preliminary industry data suggests the lift truck market in North America will continue to grow at approximately the same rate through the second quarter.

Europe

	Three Months Ended April 30
	2006	%	2005	%	Change	Change %
	(In thousands)
Net sales	$33,221	100%	$36,704	100%	$(3,483)	(9)%
Cost of goods sold	27,877	84%	28,410	77%	(533)	(2)%
Gross profit	5,344	16%	8,294	23%	(2,950)	(36)%

Selling and administrative	5,852	18%	5,495	16%	357	6%
Loss (gain) on sale of assets	(662)	(2)%	20	—	(682)	—
Amortization	207	—	132	—	75	57%
Operating income	$(53)	—	$2,647	7%	$(2,700)	—

Net sales in Europe for the first quarter of fiscal 2007 decreased to $33.2 million, a 9% decrease over the same quarter of fiscal 2006.  Foreign currency changes made up 6% of the sales decrease. The remaining 3% decrease can be attributed entirely to lower shipment volumes of OEM products. With the continued rationalization of production between our European manufacturing facilities we had planned some reduction of shipment volumes but actual shipment levels still fell below expected shipment levels. We have experienced some loss of market share for certain products over the past six to nine months. We are taking steps to gain back this lost market share through an expansion of our existing sales staff and focused marketing efforts with certain customers.

Industry lift truck shipments in Europe increased 13% for the first quarter compared to the prior year. In particular the Eastern European market is expanding very rapidly with a 38% increase in lift truck industry shipments in the first quarter of fiscal 2007. Our sales to Eastern Europe and the Middle East (part of our European organization) fell short of the industry growth in these regions. We have recently expanded our presence in this market with the addition of sales staff in the Czech Republic and Turkey. We expect to see the benefits of these additional sales resources by the second half of fiscal 2007.

The gross margin percentage in Europe declined to 16% compared to 23% in the first quarter of fiscal 2006. This decrease can be primarily attributed to the following factors:

•                  Manufacturing inefficiencies and higher costs at our manufacturing facility in Germany resulted in overall operating results for this location which fell short of our expectations. We have made certain management changes to address the poor performance.

•                  Failure to fully recover material cost increases. We are pursuing various sourcing strategies to reduce our overall material costs and mitigate the effect of additional price increases.

•                  We have yet to realize the full benefits from the closure of our Hoorn, The Netherlands facility in fiscal 2006.

In addition to the previously mentioned initiatives, we are continuing our efforts to improve overall product quality, on-time delivery and reduce administrative costs through streamlining of support functions. Based on our current plans we hope to see continued improvement in margins through the remainder of fiscal 2007.

Selling and administrative costs in Europe, excluding foreign currency changes, increased 13% for the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 due primarily to higher sales and marketing costs.

The gain on the sale of assets in the first quarter of fiscal 2007 relates primarily to the sale of our manufacturing facility in Hoorn, The Netherlands. We closed this facility in fiscal 2006.

Preliminary industry data suggest the lift truck market will continue to grow but at a much more modest rate than the first quarter.

Asia Pacific

	Three Months Ended April 30
	2006	%	2005	%	Change	Change %
	(In thousands)
Net sales	$11,137	100%	$10,913	100%	$224	2%
Cost of goods sold	8,388	75%	7,762	71%	626	8%
Gross profit	2,749	25%	3,151	29%	(402)	(13)%

Selling and administrative	1,948	18%	1,798	16%	150	8%
Gain on sale of assets	(4)	—	(48)	—	44	—
Operating income	$805	7%	$1,401	13%	$(596)	(43)%

Asia Pacific net sales increased to $11.1 million, a 2% increase in the first quarter of fiscal 2007 over fiscal 2006. Excluding the effect of foreign currencies, net sales increased 7% for the quarter. All Asia Pacific markets, which primarily includes Japan, Australia and Korea, experienced sales increases during the first quarter. Industry lift truck shipments, excluding China, were up 10% in the first quarter over the prior year.

Gross margin percentages in the Asia Pacific region decreased to 25% in the first quarter of fiscal 2007 when compared to 29% in the same quarter of the prior year. This increase is due to higher material costs which we have not been able to pass through to customers with higher prices. We are working to mitigate the effect of these increases on our gross margins, but for the present time do not anticipate any significant improvements through the remainder of fiscal 2007.

Selling and administrative costs in the Asia Pacific region increased 8% for the first quarter of fiscal 2007 as compared to fiscal 2006. Excluding foreign currency changes the selling and administrative expenses increased 14% over the prior year.   This increase is due to additional employee costs, primarily for management positions created to support corporate initiatives.

Preliminary industry data indicates continued growth in the Asia Pacific region for the second quarter.

China

	Three Months Ended April 30
	2006	%	2005	%	Change	Change %
	(In thousands)
Net sales	$6,801	100%	$5,281	100%	$1,520	29%
Cost of goods sold	4,163	61%	3,230	61%	933	29%
Gross profit	2,638	39%	2,051	39%	587	29%

Selling and administrative	584	9%	397	8%	187	47%
Amortization	6	—	7	—	(1)	—
Operating income	$2,048	30%	$1,647	31%	$401	24%

Net sales in China increased 29% in the first quarter of fiscal 2007 in comparison with the prior year. Excluding currency changes, net sales increased 26%. This increase is due to higher sales of all products and reflects strong growth in the Chinese lift truck market. Lift truck industry shipments increased 23% in the first quarter of fiscal 2007.

We believe our sales increase in China also reflects increasing application rates for our attachment products. The application rate relates to the percentage of new lift truck sales which include attachments. Historically, application rates in China and emerging markets have been lower than in more mature markets such as Europe and North America.

Gross margin percentages in China remained consistent with the prior year at 39%. To date any effects of rising costs have been offset by additional gross profit from higher sales volumes in the region.

Selling and administrative costs increased 47% in the first quarter compared to the prior year. Currency changes made up 3% of this increase. The remaining 44% increase is due to additional sales and marketing costs and professional fees.

Preliminary industry statistics indicate continued growth at approximately the same rate for the second quarter.

Non-Operating Items

Interest expense was lower in the first quarter of fiscal 2007 as compared to the same quarter of fiscal 2006 due to the reduction in long-term debt from scheduled debt payments in the fourth quarter of fiscal 2006. See “Financial Condition and Liquidity” for additional discussion of debt levels and payments.

The effective tax rate in the first quarter of fiscal 2007 of 35% was consistent with the prior year.

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended April 30, 2006 and April 30, 2005 by classifying transactions into three major categories of activities: operating, investing and financing.

Operating

Our main source of liquidity is cash generated from operating activities. This consists of net income adjusted for noncash operating items such as depreciation and amortization, losses and gains on the disposal of assets, share-based compensation, deferred income taxes, and changes in operating assets and liabilities.

Net cash provided by operating activities from continuing operations was $6.6 million in the first three months of fiscal 2007 compared to $4.0 million for the same period in fiscal 2006. The increase in fiscal 2007 was due to changes in inventories and current income taxes payable and receivable. These increases were partially offset by lower levels of net income and changes in accounts receivable.

Investing

Our capital expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods, expansion of production capacity and replacement for normal wear and tear. Capital expenditures by geographic segments were as follows (in thousands):

	Three Months Ended
	April 30
	2006	2005
North America	$2,003	$1,266
Europe	347	592
Asia Pacific	71	96
China	830	60
	$3,251	$2,014

We expect capital expenditures in the rest of fiscal 2007 to approximate depreciation expense, excluding expenditures related to our expansion plans in China. We anticipate investing up to $18 million in China by the middle of fiscal 2008 of which $1.0 million has been spent to date. Depreciation expense for the first three months in fiscal 2007 and fiscal 2006 was $3.5 million and $3.6 million, respectively.

We held marketable securities of $22.1 million at April 30, 2006. These securities consist of auction rate and variable rate demand notes issued by various state agencies throughout the United States. We classify these securities as available-for-sale securities. These securities are either insured through first party agencies, reinsured through the U.S. federal government, or secured by a letter of credit from a bank.  There were no realized or unrealized gains or losses related to our marketable securities during the first three months of fiscal 2007 and fiscal 2006. These securities are long-term instruments maturing through 2040; however, the interest rates and maturities are reset approximately every month, at which time we can sell the securities. Accordingly, we have classified these securities as current assets in our consolidated balance sheets. Interest rates on tax free securities range from 3.1% to 3.9% per annum.

Financing

We declared dividends totaling $0.15 and $0.12 per share during the first three months of fiscal 2007 and 2006, respectively. The dividend of $0.15 per share declared by our Board of Directors on April 11, 2006 was paid on May 15, 2006. A dividend payable of $1.9 million is recorded on our consolidated balance sheet of April 30, 2006 and presented as a noncash item in Note 10 to the consolidated financial statements in this Form 10-Q.

FINANCIAL CONDITION AND LIQUIDITY

Our working capital, defined as current assets less current liabilities at April 30, 2006 was $136.3 million as compared to $125.0 million at January 31, 2006. Our current ratio at April 30, 2006 was 3.0 to 1 as compared to 2.9 to 1 at January 31, 2006.

Total outstanding debt, including notes payable to banks and capital leases, at April 30, 2006 was $29.7 million was substantially unchanged from January 31, 2006. Our debt agreements contain covenants relating to net worth and leverage ratios. We were in compliance with these covenants at April 30, 2006. Borrowing arrangements currently in place with commercial banks provide lines of credit totaling $25 million, of which $2.8 million was used to issue letters of credit at April 30, 2006. The lines of credit expire on September 1, 2010. Average interest rates on notes payable to banks was 2.7% at April 30, 2006 and 3.0% at January 31, 2006.

Our current plans are to fund the existing postretirement obligation as costs are incurred and defined benefit obligations will be funded to meet minimum statutory funding requirements, or any additional funding requirements which we have committed to provide in specific plan agreements. Currently these additional funding requirements are limited to contributions of $350,000 for each of the next five years to a defined benefit plan in England.

We believe that our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditure, acquisition and debt retirement requirements for the next twelve months.

OTHER MATTERS

The U.S. dollar weakened in comparison with the Euro, Canadian Dollar and British Pound from January 31, 2006 to April 30, 2006.  The net result was these foreign currency translation adjustments increased shareholders’ equity by $3.8 million in the first quarter of fiscal 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial position and results of operations is based on our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. We evaluate our estimates and judgments on an on-going basis, including those related to uncollectible receivables, inventories, goodwill and long-lived assets, warranty obligations, environmental liabilities and deferred taxes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth on Form 10-K in our Annual Report for the year ended January 31, 2006. We have presented below any updates to these policies and estimates from the information disclosed in our fiscal 2006 form 10-K.

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

We disclosed in our Form 10-K for the year ended January 31, 2006 that our goodwill impairment test for Europe assumed operating results in fiscal 2007 and future years would be improved over prior year actual results. These improvements reflected a number of initiatives in Europe to restructure our European business. During the first quarter of fiscal 2007 our European reporting unit incurred an operating loss. As we previously discussed in our review of Europe’s first quarter results the operating loss can be attributed entirely to the performance of our German manufacturing facility. We have made management changes at this location which we believe will improve our performance for the remainder of fiscal 2007.  In addition we are continuing to pursue other initiatives and improvements in Europe to improve our overall results. Because of these factors, we do not believe Europe’s first quarter operating loss would trigger an interim impairment review at this time. We will continue to evaluate our actual results to determine if existing factors, such as additional operating losses, would require an interim goodwill impairment review. If we do not realize these improvements and our actual results are not consistent with our assumptions and judgments, we could be exposed to a material impairment of our goodwill in Europe in the future.

OFF BALANCE SHEET ARRANGEMENTS

At April 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151 (SFAS 151), “Inventory Costs, an amendment of ARB No. 43,
Chapter 4.”  This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “….under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges…” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 were effective for us on February 1, 2006. The adoption of SFAS 151 did not have a material impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires the application of a change in accounting principle be applied to prior accounting periods presented as if that principle had always been used. When a pronouncement includes specific transition provision, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 at the beginning of fiscal 2007 did not have an effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rate and interest rate fluctuations. A significant portion of our revenues and expenses are denominated in foreign currencies. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of the foreign currencies in relation to the U.S. dollar. The table below illustrates the hypothetical increase in net sales for the first quarter of fiscal 2007 resulting from a 10% weaker U.S. dollar during the quarter, measured against foreign currencies that affect our operations (in millions):

Euro	$2.5
Canadian dollar	0.7
British pound	0.7
Chinese renminbi	0.7
Other currencies (representing net sales of less than 11% of consolidated net sales)	1.2

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

A majority of our products are manufactured using steel as a primary raw material and steel based components as purchased parts. As such, our cost of goods sold is sensitive to fluctuations in steel prices, either directly through the purchase of steel as raw material or indirectly through the purchase of steel based components. Presuming that the full impact of commodity steel cost increases is reflected in all steel and steel based component purchases, we estimate our gross profit percentage sensitivity to be approximately 0.3% for each 1.0% increase in commodity steel cost without offsetting sales price increases. For example, if the price of commodity steel increases 1.0%, and the full impact of that increase is reflected in all raw material and component purchases, the net decrease in the gross profit percentage would be approximately 0.3%. Based on our statement of income for the quarter ended April 30, 2006, a 1% increase in commodity steel costs without offsetting sales price increases would have decreased consolidated gross profit by approximately $325,000.

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

Substantially all of our debt at April 30, 2006 had a fixed interest rate and was denominated in U.S. dollars. Any additional payments to prepay scheduled amounts of debt are subject to penalties. At April 30, 2006, the penalties to retire all of our long-term debt were $354,000. A hypothetical immediate increase in market interest rates by 1% would decrease the fair value of our long-term debt outstanding at April 30, 2006 by $256,000.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the three months ended April 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There are no material changes from risk factors previously disclosed in our Form 10-K for the year ended January 31, 2006.

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

CASCADE CORPORATION
June 8, 2006

/s/ RICHARD S. ANDERSON
Richard S. Anderson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350