Form 10-Q
period 2006-07-31
CASCADE CORP
filed 2006-09-08
CIK 18061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2006

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

The number of shares outstanding of the registrant’s common stock as of August 24, 2006 was 12,602,201.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited — in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 31		July 31
	2006	2005	2006	2005
Net sales	$119,376	$114,966	$237,150	$229,481
Cost of goods sold	81,023	78,396	162,108	155,423
Gross profit	38,353	36,570	75,042	74,058

Selling and administrative expenses	19,897	18,927	39,749	37,045
Loss (gain) on disposition of assets	45	1	(617)	(27)
Amortization	305	767	607	943

Operating income	18,106	16,875	35,303	36,097
Interest expense	493	698	1,025	1,448
Interest income	(527)	(170)	(882)	(277)
Other expense (income)	(287)	65	(321)	(137)

Income before provision for income taxes	18,427	16,282	35,481	35,063
Provision for income taxes	6,504	5,532	12,524	12,105

Net income	$11,923	$10,750	$22,957	$22,958

Basic earnings per share	$0.95	$0.87	$1.83	$1.87
Diluted earnings per share	$0.91	$0.84	$1.75	$1.79

Basic weighted average shares outstanding	12,569	12,302	12,555	12,266
Diluted weighted average shares outstanding	13,074	12,856	13,133	12,808

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except per share amounts)

	July 31	January 31
	2006	2006

ASSETS
Current assets:
Cash and cash equivalents	$43,849	$35,493
Marketable securities	22,004	23,004
Accounts receivable, less allowance for doubtful accounts of $1,521 and $1,415	78,336	67,020
Inventories	54,849	56,996
Deferred income taxes	3,550	3,232
Prepaid expenses and other	5,564	5,373
Total current assets	208,152	191,118
Property, plant and equipment, net	76,452	75,374
Goodwill	79,753	78,820
Deferred income taxes	12,803	11,851
Other assets	4,014	4,120
Total assets	$381,174	$361,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$4,389	$4,741
Current portion of long-term debt	12,593	12,681
Accounts payable	22,475	25,124
Accrued payroll and payroll taxes	9,091	8,710
Accrued environmental expenses	979	984
Income taxes payable	337	2,373
Other accrued expenses	10,371	11,543
Total current liabilities	60,235	66,156
Long-term debt, net of current portion	12,500	12,500
Accrued environmental expenses	6,261	6,951
Deferred income taxes	3,959	4,009
Other liabilities	12,934	12,261
Total liabilities	95,889	101,877

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $.50 par value, 20,000 authorized shares; 12,600 and 12,536 shares issued and outstanding	6,300	6,268
Additional paid-in capital	24,282	21,590
Retained earnings	243,055	223,867
Accumulated other comprehensive income	11,648	7,681
Total shareholders’ equity	285,285	259,406
Total liabilities and shareholders’ equity	$381,174	$361,283

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited—in thousands, except per share amounts)

					Accumulated
			Additional		Other	Year-To-Date
	Common Stock		Paid-In	Retained	Comprehensive	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Income (Loss)
Balance at January 31, 2006	12,536	$6,268	$21,590	$223,867	$7,681

Net income	—	—	—	22,957	—	$22,957
Dividends ($0.30 per share)	—	—	—	(3,769)	—	—
Common stock issued	64	32	692	—	—	—
Excess tax benefit from exercise of share-based compensation awards	—	—	118	—	—	—
Share-based compensation	—	—	1,882	—	—	—
Translation adjustment	—	—	—	—	3,967	3,967

Balance at July 31, 2006	12,600	$6,300	$24,282	$243,055	$11,648	$26,924

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—in thousands)

	Six Months Ended
	July 31
	2006	2005
Cash flows from operating activities:
Net income	$22,957	$22,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,494	8,339
Share-based compensation	1,882	369
Deferred income taxes	(1,363)	(298)
Gain on disposition of assets	(617)	(27)
Changes in operating assets and liabilities:
Accounts receivable	(9,586)	(4,377)
Inventories	3,557	(3,167)
Prepaid expenses and other	(802)	(1,071)
Accounts payable and accrued expenses	(4,544)	(5,183)
Income taxes payable and receivable	(2,092)	51
Other assets and liabilities	(491)	1,024
Net cash provided by operating activities	16,395	18,618

Cash flows from investing activities:
Capital expenditures	(6,248)	(5,287)
Sales of marketable securities	7,100	10,150
Purchases of marketable securities	(6,100)	(24,050)
Proceeds from disposition of assets	1,607	190
Net cash used in investing activities	(3,641)	(18,997)

Cash flows from financing activities:
Cash dividends paid	(3,769)	(2,947)
Payments on long-term debt	(88)	(228)
Notes payable to banks, net	(530)	(115)
Common stock issued under share-based compensation plans	724	1,812
Excess tax benefit from exercise of share-based compensation awards	118	720
Net cash used in financing activities	(3,545)	(758)

Effect of exchange rate changes	(853)	(2,923)

Change in cash and cash equivalents	8,356	(4,060)
Cash and cash equivalents at beginning of period	35,493	30,482
Cash and cash equivalents at end of period	$43,849	$26,422

Supplemental disclosure of cash flow information:
See Note 10 to the consolidated financial statements

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Description of Business

Cascade Corporation is an international company engaged in the manufacture of materials handling products that are widely used on industrial fork lift trucks and, to a lesser extent, construction, mining and agricultural vehicles. Accordingly, our sales are largely dependent on sales of lift trucks and on the sales of replacement parts. Our sales are made throughout the world. We are headquartered in Fairview, Oregon, employing approximately 1,900 people and maintaining operations in 15 countries outside the United States.

Note 2—Interim Financial Information

The accompanying consolidated financial statements for the interim periods ended July 31, 2006 and 2005 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included on Form 10-K in our Annual Report for the fiscal year ended January 31, 2006.

Note 3—Segment Information

Our operating units have similar economic characteristics and attributes, including similar products, distribution patterns and classes of customers. As a result, we aggregate our operating units into four geographic operating segments related to the manufacturing, distribution and servicing of material handling load engagement products primarily for the lift truck industry. We evaluate performance of each of our operating segments based on operating income before interest, miscellaneous income/expense and income taxes. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies contained in Note 2 of our consolidated financial statements included in our Form 10-K for the fiscal year ended January 31, 2006.

Revenues and operating results are classified according to the region of origin. Property, plant and equipment are attributed to the geographic location in which they are located. Net sales, operating results and other financial information by geographic region were as follows (in thousands):

	Three Months Ended July 31
2006	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Net sales	$65,847	$33,827	$12,319	$7,383	$—	$119,376
Transfers between areas	6,510	432	76	1,704	(8,722)	—
Net sales and transfers	$72,357	$34,259	$12,395	$9,087	$(8,722)	$119,376
Gross profit	$26,081	$6,273	$2,979	$3,020	$—	$38,353
Selling and administrative	11,503	5,548	2,130	716	—	19,897
Loss (gain) on disposition of assets	5	45	(6)	1	—	45
Amortization	89	208	—	8	—	305
Operating income	$14,484	$472	$855	$2,295	$—	$18,106
Property, plant and equipment	$33,951	$35,586	$1,501	$5,414		$76,452
Capital expenditures	$1,724	$645	$73	$555		$2,997
Depreciation expense	$2,065	$1,162	$108	$70		$3,405

2005	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Net sales	$61,793	$35,297	$12,024	$5,852	$—	$114,966
Transfers between areas	5,382	881	82	1,429	(7,774)	—
Net sales and transfers	$67,175	$36,178	$12,106	$7,281	$(7,774)	$114,966
Gross profit	$24,063	$6,691	$3,478	$2,338	$—	$36,570
Selling and administrative	10,897	5,383	1,960	687	—	18,927
Loss (gain) on disposition of assets	(1)	1	1	—	—	1
Amortization	37	723	—	7	—	767
Operating income	$13,130	$584	$1,517	$1,644	$—	$16,875
Property, plant and equipment	$35,334	$37,184	$1,563	$3,330		$77,411
Capital expenditures	$1,980	$1,158	$78	$57		$3,273
Depreciation expense	$2,002	$1,649	$101	$90		$3,842

	Six Months Ended July 31
2006	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Net sales	$132,462	$67,048	$23,456	$14,184	$—	$237,150
Transfers between areas	12,504	837	168	3,371	(16,880)	—
Net sales and transfers	$144,966	$67,885	$23,624	$17,555	$(16,880)	$237,150
Gross profit	$52,039	$11,617	$5,728	$5,658	$—	$75,042
Selling and administrative	22,971	11,400	4,078	1,300	—	39,749
Loss (gain) on disposition of assets	9	(617)	(10)	1	—	(617)
Amortization	178	415	—	14	—	607
Operating income	$28,881	$419	$1,660	$4,343	$—	$35,303
Capital expenditures	$3,727	$992	$144	$1,385		$6,248
Depreciation expense	$4,106	$2,433	$212	$136		$6,887

2005	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Net sales	$123,410	$72,001	$22,937	$11,133	$—	$229,481
Transfers between areas	11,472	1,566	173	2,639	(15,850)	—
Net sales and transfers	$134,882	$73,567	$23,110	$13,772	$(15,850)	$229,481
Gross profit	$48,055	$14,985	$6,629	$4,389	$—	$74,058
Selling and administrative	21,325	10,878	3,758	1,084	—	37,045
Loss (gain) on disposition of assets	(1)	21	(47)	—	—	(27)
Amortization	74	855	—	14	—	943
Operating income	$26,657	$3,231	$2,918	$3,291	$—	$36,097
Capital expenditures	$3,246	$1,750	$174	$117		$5,287
Depreciation expense	$3,976	$3,034	$207	$179		$7,396

Note 4—Goodwill

The change in the amount of goodwill between July 31, 2006 and January 31, 2006 related entirely to fluctuations in foreign currency. We have no goodwill recorded in China. The following table provides a breakdown of goodwill by geographic region (in thousands):

	July 31	January 31
	2006	2006
North America	$66,411	$65,978
Europe	10,342	9,840
Asia Pacific	3,000	3,002
	$79,753	$78,820

Note 5—Marketable Securities

Marketable securities consist of auction rate and variable rate demand notes issued by various state agencies throughout the United States. We classify these securities as available-for-sale securities. These securities are insured either through third party agencies, reinsured through the U.S. government, or secured by a letter of credit from a bank. The specific identification method is used to determine the cost of securities sold. There are no realized or unrealized gains or losses related to our marketable securities. These securities are long-term instruments maturing through 2040, however, the interest rates and maturities are reset approximately every month, at which time we can sell the securities. Accordingly, we have classified these securities as current assets in our consolidated balance sheets.

Note 6—Inventories

Inventories stated at the lower of average cost or market are presented below by major class (in thousands).

	July 31	January 31
	2006	2006
Finished goods and components	$36,218	$37,236
Work in process	510	620
Raw materials	18,121	19,140
	$54,849	$56,996

Note 7—Share-Based Compensation Plans

We have granted two types of awards, stock options and stock appreciation rights (SARS), under our share-based compensation plans to officers, key managers and directors. Stock options provide the holder the right to purchase our common shares at an established price. SARS provide the holder the right to receive an amount, payable in our common shares, equal to the excess of the market value of our common shares on the date of exercise (“intrinsic value”) over the base price at the time the right was granted. The base price may not be less than the market price of our common shares on the date of grant. The prices for all awards are established by our Board of Directors’ Compensation Committee at the time the awards are granted. All awards vest ratably over a four year period and have a term of ten years.

We have reserved 1,400,000 shares of common stock under our stock option plan. As of July 31, 2006 a total of 615,000 shares have been issued upon the exercise of stock options.  No additional stock options can be granted under the terms of the plan. The SARS plan provides for the issuance of 750,000 shares of common stock upon the exercise of SARS of which 34,000 shares have been issued at July 31, 2006. We issue new common shares upon the exercise of all awards.

A summary of the plans’ status at July 31, 2006 together with changes during the six months then ended are presented in the following table (in thousands, except per share amounts):

	Stock Options		Stock Appreciation Rights
		Weighted Average		Weighted Average
	Outstanding	Exercise Price	Outstanding	Exercise Price
	Awards	Per Share	Awards	Per Share

Balance at January 31, 2006	841	$14.10	1,019	$29.83
Granted	—	—	255	37.05
Exercised	(52)	15.80	(37)	25.93
Forfeited	(25)	17.76	(115)	31.51

Balance at July 31, 2006	764	$13.87	1,122	$31.43

Prior to May 1, 2005 we accounted for stock options under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” which permitted the use of intrinsic value accounting. No stock-based compensation cost was reflected in net income for stock options, as all options granted had an exercise price equal to the market price of the underlying common stock on the date of grant.

We accounted for SARS using variable plan accounting under Financial Interpretation No. (FIN) 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,”  Accordingly, we recorded deferred compensation as a reduction of shareholders’ equity, equal to the excess of the market value of our common stock on the balance sheet date or date of exercise over the base price at the date of grant. The deferred compensation was recognized as an expense over the vesting period based on the periods in which the officers and directors performed services.

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

The following table illustrates the pro forma effect on net income and earnings per share if we had recorded compensation expense based on the fair value method for all share-based compensation awards (in thousands, except per share amounts):

	Three Months Ended July 31		Six Months Ended July 31
	2006	2005	2006	2005
Net income - as reported	$11,923	$10,750	$22,957	$22,958
Add: SARS amortization, net of taxes of $80	—	—	—	(148)
Net income excluding SARS amortization	11,923	10,750	22,957	22,810
Deduct: total stock-based compensation, net of income tax benefits of $140 determined under fair value based method	—	—	—	(297)
Net income - pro forma	$11,923	$10,750	$22,957	$22,513

Basic earnings per share - as reported	$0.95	$0.87	$1.83	$1.87
Basic earnings per share - pro forma	$0.95	$0.87	$1.83	$1.84
Diluted earnings per share - as reported	$0.91	$0.84	$1.75	$1.79
Diluted earnings per share - pro forma	$0.91	$0.84	$1.75	$1.76

We calculate share-based compensation cost using the Black-Scholes option pricing model. The range of assumptions used to compute share-based compensation are as follows:

	Granted in Fiscal 2007 Grant	Granted Prior to Fiscal 2007

Risk-free interest rate	5.0%	2.3 – 4.1%
Expected volatility	41%	40 – 42%
Expected dividend yield	1.6%	1.1 – 2.8%
Expected life (in years)	6	5 – 6
Weighted average fair value at date of grant	$15.24	$4.16 – 17.86

The following table presents all share-based compensation costs recognized in our statements of income (in thousands):

	Three Months Ended July 31		Six Months Ended July 31
	2006	2005	2006	2005
Method used to account for share-based compensation	Fair Value	Fair Value	Fair Value	Fair Value / Intrinsic
Share-based compensation under SFAS 123R	$951	$597	$1,882	$597
Share-based compensation under FIN 28	—	—	—	(228)
	$951	$597	$1,882	$369
Tax benefit recognized	$265	$177	$514	$97

As of July 31, 2006, there was $11.6 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the plans. That cost is expected to be recognized over a weighted average period of 3 years. The following table represents as of July 31, 2006 the share-based compensation costs to be recognized in future periods (in thousands) for awards granted to date:

Fiscal year	Amount
2007	$2,151
2008	4,087
2009	3,336
2010	1,734
2011	305
$11,613

Note 8—Commitments and Contingencies

Environmental Matters

We are subject to environmental laws and regulations, which include obligations to remove or mitigate environmental effects of past disposal and release of certain wastes and substances at various sites. We record liabilities for affected sites when environmental assessments indicate probable cleanup and the costs can be reasonably estimated. Our liabilities for environmental costs, other than for costs of assessments themselves, are generally determined after the completion of investigations and studies or our commitment to a formal plan of action, such as an approved remediation plan, and are based on our best estimate of undiscounted future costs using currently available technology, applying current regulations, as well as our own historical experience regarding environmental cleanup costs. The reliability and precision of the cost estimates are affected by numerous factors, such as different stages of site evaluation and reevaluation of the degree of remediation required. We adjust our liabilities as new remediation requirements are defined, as information becomes available permitting reasonable estimates to be made and to reflect new and changing facts.

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

Our specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision affecting our Fairview, Oregon manufacturing facility. The Records of Decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted since 1996 and current estimates provide for some level of activity to continue through 2021. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. We have accrued a liability for the ongoing remediation activities at our Fairview facility of $6.2 million and $6.7 million at July 31, 2006 and January 31, 2006, respectively.

Springfield, Ohio

In 1994, we entered into a consent order with the Ohio Environmental Protection Agency, which required the installation of remediation systems for the cleanup of groundwater contamination at our Springfield, Ohio facility. The current estimate is that the remediation activities will continue through 2013. Our accrued liability for ongoing remediation activities at our Springfield facility was $1.1 million at both July 31, 2006 and January 31, 2006.

Insurance Litigation

On April 22, 2002, the Circuit Court of the State of Oregon for Multnomah County entered judgment in our favor in an action originally brought in 1992 against several insurers to recover various expenses incurred in connection with environmental litigation and related proceedings. The judgment was against two non-settling insurers. We subsequently reached a settlement of all claims with one of the insurers in return for a payment of $1.3 million, which we received October 22, 2004. The trial court judgment against the remaining insurer, Employers Reinsurance Corp. (ERC), is in the amount of approximately $800,000. The judgment also requires ERC to defend us in suits alleging liability because of groundwater contamination emanating from our Fairview, Oregon plant and requires ERC to pay approximately 3.1% of any costs incurred after March 1, 1997 on account of such contamination. We appealed the judgment to the Oregon Court of Appeals contending ERC should pay a larger share of our expenses from both before and after March 1, 1997, together with additional interest and attorneys fees.

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

Lease Guarantee

We sold our hydraulic cylinder division to Precision Hydraulic Cylinders, Inc. (Precision) on January 15, 2002. Under the terms of the sale, we assigned to Precision an operating lease related to a manufacturing facility in Beulaville, North Carolina. We are a guarantor on the lease in the event Precision fails to comply with the lease terms. The lease requires payments by Precision of approximately $21,000 per month through November 2007. The total value of the lease guarantee using undiscounted cash flows was approximately $336,000 at July 31, 2006.

Note 9—Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended July 31		Six Months Ended July 31
	2006	2005	2006	2005
Basic earnings per share:
Net income	$11,923	$10,750	$22,957	$22,958
Weighted average shares of common stock outstanding	12,569	12,302	12,555	12,266
	$0.95	$0.87	$1.83	$1.87

Diluted earnings per share:
Net income	$11,923	$10,750	$22,957	$22,958
Weighted average shares of common stock outstanding	12,569	12,302	12,555	12,266
Dilutive effect of stock options and stock appreciation rights	505	554	578	542
Diluted weighted average shares of common stock outstanding	13,074	12,856	13,133	12,808
	$0.91	$0.84	$1.75	$1.79

Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and stock appreciation rights. For both the three and six month periods ended July 31, 2006 unexercised SARS totaling 772,500 awards were excluded from the calculation of diluted earnings per share because they were antidilutive. No unexercised SARS were excluded from the calculation of diluted earnings per share for the three or six month periods ended July 31, 2005. All stock options were included in our calculation of diluted earnings per share because they were dilutive.

Note 10—Supplemental Cash Flow Information

The following table presents information that supplements the consolidated statements of cash flow (in thousands):

	For the Six Months Ended July 31
	2006	2005
Cash paid during the period for:
Interest	$1,016	$1,439
Income taxes	$15,862	$12,088

Supplemental disclosure of noncash information:
Deferred compensation from stock appreciation rights	$—	$(4,734)

Note 11—Benefit Plans

The following table represents the net periodic cost related to our defined benefit plans in Canada, England and France and our postretirement benefit plan in the United States (in thousands):

	Defined Benefit		Postretirement Benefit
	Three Months Ended July 31		Three Months Ended July 31
	2006	2005	2006	2005
Net periodic benefit cost:
Service cost	$22	$46	$34	$32
Interest cost	128	109	114	109
Expected return on plan assets	(125)	(105)	—	—
Recognized net actuarial loss	36	29	92	87
	$61	$79	$240	$228

	Defined Benefit		Postretirement Benefit
	Six Months Ended July 31		Six Months Ended July 31
	2006	2005	2006	2005
Net periodic benefit cost:
Service cost	$43	$97	$68	$64
Interest cost	253	228	228	217
Expected return on plan assets	(248)	(219)	—	—
Recognized net actuarial loss	71	61	184	173
	$119	$167	$480	$454

Note 12—Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 (SFAS 151), “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “….under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges…” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 were effective for us on February 1, 2006. The adoption of SFAS 151 did not have a material impact on our financial position or results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FASB Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the impact of FASB Interpretation No. 48 on our financial statements. Application of this interpretation is required for our financial statements for the fiscal year ended January 31, 2008.

Note 13—Warranty Obligations

We record a liability on our consolidated balance sheet for costs related to warranties with the sales of our products. This liability is estimated through historical customer claims, product failure rates, material usage and service delivery costs incurred in correcting a product failure. Our warranty obligations, which are recorded in other accrued expenses on the consolidated balance sheets, were as follows (in thousands):

	2006	2005
Balance at January 31	$1,665	$1,911
Accruals for warranties issued during the period	1,385	1,065
Accruals for pre-existing warranties	(29)	52
Settlements during the period	(1,285)	(1,063)
Balance at July 31	$1,736	$1,965

Note 14—Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in and the components of accumulated other comprehensive income (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
Balance at January 31, 2006	$10,667	$(2,986)	$7,681
Translation adjustment	3,967	—	3,967
Balance at July 31, 2006	$14,634	$(2,986)	$11,648

Note 15—Gain on Sale of Assets

During the first quarter of fiscal 2007, we recognized a $715,000 gain on the sale of our manufacturing facility in Hoorn, The Netherlands. We had closed this facility in fiscal 2006.

Note 16—Subsequent Event

On September 5, 2006, our Board of Directors authorized a share repurchase program of up to $80 million over a two year period. Repurchases will be made on an on-going basis based on market conditions, relevant securities laws and other factors. It is anticipated that a majority of the share repurchases will be funded through cash flow from operations and existing cash balances. The Board also authorized increasing our revolving credit facility from $25 million to $125 million to provide short-term funding, if needed, for the share repurchase program and to fund our planned expansion into the construction attachment market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our businesses globally manufacture and distribute material handling load engagement products primarily for the lift truck industry. We operate in four geographic segments: North America, Europe, Asia Pacific and China. All references to fiscal periods are defined as periods ending in the year ended January 31, 2006 (fiscal 2006) and the year ending January 31, 2007 (fiscal 2007).

COMPARISON OF SECOND QUARTER OF FISCAL 2007 AND FISCAL 2006

Consolidated Summary

Net income for the second quarter of fiscal 2007 increased 11% to $11.9 million ($0.91 per diluted share) from $10.8 million ($0.84 per diluted share) for the second quarter of fiscal 2006. Net sales for the second quarter of fiscal 2007 were $119.4 million or 4% greater than the second quarter of fiscal 2006. Excluding the effect of foreign currency fluctuations, net sales in North America, Asia Pacific and China grew 6%, 3% and 23%, respectively, in the second quarter of fiscal 2007 as compared to the same quarter of the prior year. The increased sales levels in North America are generally reflective of a change in product mix and higher selling prices. The increased sales in Asia Pacific and China reflect higher volumes of business in these geographic regions. Net sales in Europe decreased 7% in the current year due to lower sales of both OEM and attachment products.

The gross margin percentage of 32% in the second quarter of fiscal 2007 was consistent with the prior year. On a consolidated basis the effect of any price increases over the last year have been offset by increases in material and other costs.

Selling and administrative costs increased by 5% in the second quarter of fiscal 2007 over the comparable quarter of the prior year. Excluding foreign currency changes, costs increased 3% over the second quarter of the prior year. This is primarily due to general increases in expense levels and higher share-based compensation costs, which increased from $597,000 in the second quarter of fiscal 2006 to $951,000 in the second quarter of fiscal 2007. We adopted the new accounting standard for share-based compensation, Statement of Financial Account Standards No. 123R “Share-based Payment”, in the second quarter of fiscal 2006. Selling and administrative costs as a percentage of net sales were 17% and 16% for the second quarter of fiscal 2007 and 2006, respectively.

North America

	Three Months Ended July 31
	2006	%	2005	%	Change	Change %
	(In thousands)
Net sales	$65,847	100%	$61,793	100%	$4,054	7%
Cost of goods sold	39,766	60%	37,730	61%	2,036	5%
Gross profit	26,081	40%	24,063	39%	2,018	8%

Selling and administrative	11,503	18%	10,897	18%	606	6%
Loss (gain) on disposition of assets	5		(1)		6
Amortization	89		37		52

Operating income	$14,484	22%	$13,130	21%	$1,354	10%

North America net sales increased $4.1 million or 7% in the second quarter of fiscal 2007 over the same quarter of fiscal 2006. Currency changes accounted for 1% of the increase in sales. These results reflect a change in product mix and the impact of price increases implemented in the last three quarters of fiscal 2006. Fiscal 2007 second quarter results include the full effect of these increases, whereas the prior year results include only a portion of the increases made in the prior year.

Our experience has been that changes in the level of our net sales do not correspond directly to the percentage changes in lift truck industry shipments, but industry statistics do provide an indication of the direction of business activity. North American lift truck industry shipments in the second quarter of fiscal 2007 were 4% lower than the second quarter of fiscal 2006.

Gross margin percentages increased modestly from 39% to 40% for the second quarter of fiscal 2007. Price increases in fiscal 2006 were made to offset material cost increases.

Selling and administrative costs for the second quarter of fiscal 2007 increased 6% over the same quarter of the prior year. The two primary reasons for the increase are an additional $267,000 of share-based compensation costs and the effect of currency changes.

Europe

	Three Months Ended July 31
	2006	%	2005	%	Change	Change %
	(In thousands)
Net sales	$33,827	100%	$35,297	100%	$(1,470)	(4)%
Cost of goods sold	27,554	82%	28,606	81%	(1,052)	(4)%
Gross profit	6,273	18%	6,691	19%	(418)	(6)%

Selling and administrative	5,548	16%	5,383	15%	165	3%
Loss on disposition of assets	45		1		44
Amortization	208	1%	723	2%	(515)

Operating income	$472	1%	$584	2%	$(112)	(19)%

Net sales in Europe for the second quarter of fiscal 2007 decreased $1.5 million or 4% over the same quarter of fiscal 2006. Excluding currency changes sales decreased 7%. This decrease is a continuation of a trend we experienced in the first quarter. While some of the decline is a result of loss in market share for certain products, based on recent orders, it appears the decline also reflects the timing of certain major account orders.

Industry lift truck shipments in Europe increased 10% for the second quarter compared to the prior year. The expansion of the Eastern European market continued to be strong in the second quarter. While this market is still only about 10% of the total European market, it does present us an opportunity to expand our operations into a new emerging market. We have expanded our presence in this market by adding additional sales staff and allocating additional sales resources to focus on capturing a significant portion of this market growth.

The gross margin percentage in Europe declined from 19% for the second quarter of fiscal 2006 to 18% for the second quarter of fiscal 2007. The decreased margin is primarily due to a larger percentage of sales of OEM products which carry lower margins. Second quarter fiscal 2006 margins were negatively effected by $275,000 of costs related to the closure of our manufacturing facility in Hoorn, The Netherlands. Initiatives we are pursuing to increase margins include the evaluation of sourcing options for raw materials, further rationalization of existing European facilities and improvements in manufacturing processes.

Selling and administrative costs in Europe increased 3% for the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006 due to currency changes.

In addition to the previously mentioned initiatives, we are continuing our efforts to improve overall product quality and on-time delivery and reduce administrative costs through streamlining of support functions. We plan to see gradual improvement in gross margins and operating income through the remainder of fiscal 2007.

In the second quarter of fiscal 2006 we recorded additional amortization expense for intangible assets related to our fiscal 2004 acquisition in Italy. Current year results do not include these additional expenses.

Asia Pacific

	Three Months Ended July 31
	2006	%	2005	%	Change	Change %
	(In thousands)
Net sales	$12,319	100%	$12,024	100%	$295	2%
Cost of goods sold	9,340	76%	8,546	71%	794	9%
Gross profit	2,979	24%	3,478	29%	(499)	(14)%

Selling and administrative	2,130	17%	1,960	16%	170	9%
Loss (gain) on disposition of assets	(6)		1		(7)
Amortization	—		—		—

Operating income	$855	7%	$1,517	13%	$(662)	(44)%

Asia Pacific, excluding China, posted a net sales increase of 2% in the second quarter of fiscal 2007 over fiscal 2006. Excluding the effect of foreign currencies, net sales increased 3%. This increase reflects additional sales in both Korea and Japan.

Gross margin percentages in this region decreased from 29% to 24%. The decrease is due to higher material costs which could not be passed on to customers through higher sales prices. To some degree, the change in gross margin is also a result of increased sales of lower margin OEM products. We are continuing to pursue opportunities to recover this lost margin but do not anticipate significant improvements in the near future.

Selling and administrative costs increased 9% for the second quarter of fiscal 2007 due primarily to additional personnel and travel costs to support corporate initiatives.

China

	Three Months Ended July 31
	2006	%	2005	%	Change	Change %
	(In thousands)
Net sales	$7,383	100%	$5,852	100%	$1,531	26%
Cost of goods sold	4,363	59%	3,514	60%	849	24%
Gross profit	3,020	41%	2,338	40%	682	29%

Selling and administrative	716	10%	687	12%	29	4%
Loss on disposition of assets	1		—		1
Amortization	8		7		1

Operating income	$2,295	31%	$1,644	28%	$651	40%

Net sales in China increased 26% in the second quarter of fiscal 2007, including a 3% increase for currency changes. We continue to benefit from a strong economy and lift truck market in China for all products. Lift truck industry shipments in China increased 42% in the second quarter of fiscal 2007.

Gross margin percentages increased to 41% in the second quarter of fiscal 2007 from 40% in the prior year. We have seen a trend of either constant or increasing margins for most products sold in China. The exception to that trend is for OEM products for which we are currently experiencing higher material costs on steel imported into the country. We have identified a local steel supplier and expect to begin realizing the benefits of this lower cost steel in the second half of fiscal 2007.

We plan to open a global purchasing office in China in the last half of fiscal 2007 to continue our efforts for sourcing lower cost material, components and parts for use in both China and our other manufacturing facilities throughout the world.

Selling and administrative costs have increased 4% in the second quarter of fiscal 2007 due to additional costs needed to support the expansion of our operations in China and currency changes.

Non-Operating Items

The effective tax rate increased from 34% in the prior year to 35% in the second quarter of fiscal 2007. The change was primarily related to an increase in valuation allowances for pre-tax losses in Europe. Valuation allowances increased $465,000 and $306,000 in the second quarter of fiscal 2007 and 2006, respectively.

Lift Truck Market Outlook

Based on our review of preliminary industry data the following is the general lift truck market outlook for the remainder of fiscal 2007:

•                  The market in North America will remain flat through the remainder of the year.

•                  Europe will continue to grow but at a more modest rate than experienced for the first two quarters.

•                  The market in Asia Pacific will continue to grow at approximately the same rate through the remainder of the year.

•                  The market in China will continue to experience robust growth through the remainder of the year.

COMPARISON OF THE FIRST SIX MONTHS OF FISCAL 2007 AND FISCAL 2006

Consolidated Summary

Net income for the first six months of fiscal 2007 of $23.0 million ($1.75 per diluted share) was consistent with the $23.0 million ($1.79 per diluted share) for the first six months of fiscal 2006. Net sales for the first six months of fiscal 2007 were $237.2 million or 3% greater than the first six months of fiscal 2006. Excluding the effect of foreign currency fluctuations, net sales in North America, Asia Pacific and China grew 6%, 6%, and 25%, respectively in the first six months of fiscal 2007 as compared to the same period of the prior year. Net sales in Europe decreased 5% in the first six months of fiscal 2007.

The gross margin percentage in the first six months of fiscal 2007 of 32% was consistent with the prior year. Although the trends in geographic regions might be slightly different, on a consolidated level the margins have remained constant as increases in sales, primarily through price increases, have essentially offset the effect of increasing material and other costs.

Selling and administrative costs increased by 7% in the first six months of fiscal 2007 over the comparable period of the prior year. The effect of foreign currency changes on selling and administrative costs in the current year as compared to the prior year was not material. The increase is due primarily to higher share-based compensation costs in the current year. Total share-based compensation costs were $1.9 million and $369,000 in the first six months of fiscal 2007 and 2006, respectively. Selling and administrative costs as a percentage of net sales were 17% and 16% for the first six months of fiscal 2007 and 2006, respectively.

North America

	Six Months Ended July 31
	2006	%	2005	%	Change	Change %
	(In thousands)
Net sales	$132,462	100%	$123,410	100%	$9,052	7%
Cost of goods sold	80,423	61%	75,355	61%	5,068	7%
Gross profit	52,039	39%	48,055	39%	3,984	8%

Selling and administrative	22,971	17%	21,325	17%	1,646	8%
Loss (gain) on disposition of assets	9		(1)		10
Amortization	178		74		104

Operating income	$28,881	22%	$26,657	22%	$2,224	8%

North America net sales were up $9.1 million or 7% in the first six months of fiscal 2007 over the same period of fiscal 2006 primarily due to a change in product mix and higher selling prices implemented to cover higher material costs. Changes in currencies made up 1% of the overall sales increase.

Historically, we have found that changes in the level of our net sales do not correspond directly to the percentage changes in lift truck industry shipments, but industry statistics do provide an indication of the direction of business activity. North American lift truck industry shipments for the first six months of fiscal 2007 as compared to the first six months of fiscal 2006 increased only 1%.

Gross margins for the first six months of fiscal 2007 in North America were consistent with the prior year. As previously noted our margins have remained constant as any increase in selling prices has been offset by the effect of increases in material costs.

Selling and administrative costs for the first six months of fiscal 2007 increased 8% over the same period of the prior year. Currency changes accounted for 2% of this increase. The increase is due primarily to share-based compensation costs which increased from $298,000 in the first six months of fiscal 2006 to $1.5 million in the first six months of fiscal 2007. We have been recording share-based compensation costs under SFAS 123R since the second quarter of fiscal 2006. Prior year share-based compensation costs were lower because in the first quarter of fiscal 2006 we used mark-to-market accounting to account for certain share-based awards. This resulted in income of $212,000 being recorded in the first quarter due to a quarter to quarter drop in the market price of our common stock.

Europe

	Six Months Ended July 31
	2006	%	2005	%	Change	Change %
	(In thousands)
Net sales	$67,048	100%	$72,001	100%	$(4,953)	(7)%
Cost of goods sold	55,431	83%	57,016	79%	(1,585)	(3)%
Gross profit	11,617	17%	14,985	21%	(3,368)	(22)%

Selling and administrative	11,400	17%	10,878	16%	522	5%
Loss (gain) on disposition of assets	(617)	(1)%	21		(638)
Amortization	415		855	1%	(440)

Operating income	$419	1%	$3,231	4%	$(2,812)	(87)%

Net sales in Europe for the first six months of fiscal 2007 decreased $5.0 million or 7% compared to the same period of fiscal 2006.  The changes in foreign currency rates, primarily the Euro and the British Pound, accounted for 2% of the decrease.  The decrease was the result of lower shipment levels out of our European plants.   While a portion of the decrease was anticipated with our continued rationalization of production between our European facilities, we have experienced lower than expected sales overall.  While some of the decline is a result of loss in market share for certain products, based on recent orders, it appears the decline also reflects the timing of certain major account orders.   European lift truck industry shipments have increased 11% in the first six months of fiscal 2007 compared to the prior year.

Gross margins in Europe have decreased from 21% in the first six months of fiscal 2006 to 17% in fiscal 2007.  The decrease in our gross margin is due the following:

•                  Higher costs at our manufacturing facility in Germany during the first quarter of fiscal 2007.  The performance of this facility during the second quarter was in line with our expectations.

•                  We have been unable to fully recover material cost increases through increases in selling prices.  We are continuing to pursue various sourcing strategies to reduce our overall material costs.

During the second quarter of fiscal 2006 we announced the planned closure of our manufacturing facility in Hoorn, The Netherlands.   Production operations in Hoorn were integrated into other manufacturing facilities in Almere, The Netherlands and Verona, Italy.  The closure eliminated excess capacity for attachment products and will reduce overall production costs.  During the second quarter of fiscal 2006 we accrued $275,000 of costs which were recorded in cost of goods

The gain on disposition of assets in fiscal 2007 relates primarily to the sale of our manufacturing facility in Hoorn, The Netherlands.

Selling and administrative costs in Europe increased 5% in the first six months of fiscal 2007 compared to the first six months of fiscal 2006.  Excluding the effects of changing currencies, selling and administrative costs increased 7%.  This increase is primarily due to additional sales and marketing costs and share-based compensation costs.

In the second quarter of fiscal 2006 we recorded additional amortization expense for intangible assets related to our fiscal 2004 acquisition in Italy.  Current year results do not include these additional expenses.

Asia Pacific

	Six Months Ended July 31
	2006	%	2005	%	Change	Change %
	(In thousands)
Net sales	$23,456	100%	$22,937	100%	$519	2%
Cost of goods sold	17,728	76%	16,308	71%	1,420	9%
Gross profit	5,728	24%	6,629	29%	(901)	(14)%

Selling and administrative	4,078	17%	3,758	16%	320	9%
Gain on disposition of assets	(10)		(47)		37
Amortization	—		—		—

Operating income	$1,660	7%	$2,918	13%	$(1,258)	(43)%

Asia Pacific net sales increased 2% in the first six months of fiscal 2007 over fiscal 2006.  Excluding the effect of foreign currencies, net sales increased 6%.  The increase was primarily due to additional sales in Korea and Japan.  Both of these markets continue to post strong sales results for the year.  Sales in Australia have been slightly behind the sales levels in fiscal 2006, which was a record year for this market.

Gross margin percentages in the Asia Pacific region have decreased from 29% in the first six months of fiscal 2006 to 24% in the first six months of fiscal 2007.  The 5% decrease is due to increased sales of lower margin OEM products and higher material costs which could not be passed on to customers through higher sales prices.  We are continuing to pursue opportunities to recover this lost margin but at this time do not expect any significant improvements in the near future.

Selling and administrative costs in the Asia Pacific region increased 9% for the first six months of fiscal 2007 as compared to fiscal 2006.   Excluding currency changes these costs have increased 13% in fiscal 2007.  The increase is due to additional employee and travel costs, primarily for management positions created to support corporate initiatives.

China

	Six Months Ended July 31
	2006	%	2005	%	Change	Change %
	(In thousands)
Net sales	$14,184	100%	$11,133	100%	$3,051	27%
Cost of goods sold	8,526	60%	6,744	61%	1,782	26%
Gross profit	5,658	40%	4,389	39%	1,269	29%

Selling and administrative	1,300	9%	1,084	10%	216	20%
Loss on disposition of assets	1		—		1
Amortization	14		14		—

Operating income	$4,343	31%	$3,291	29%	$1,052	32%

Net sales in China increased 27% in the first six months of fiscal 2007 compared to fiscal 2006.  This increase reflects the strength of the Chinese economy and the Chinese lift truck industry.  Based on Chinese government statistics the gross domestic product increased 10% in the first half of fiscal 2007.  Industry lift truck shipments increased 33% during the same period.  Foreign currency accounted for 3% of the sales increase.

Gross margin percentages increased to 40% in the first six months of fiscal 2007 as compared to 39% in fiscal 2006.  This reflects our higher shipping volumes which were partially offset by higher material costs.  We have several initiatives underway to continue reducing our overall manufacturing costs in China.  The initiatives include the opening of a global purchasing office in China, equipment upgrades and process improvements at our attachment facility in Xiamen and sourcing of steel from China for the manufacturing of OEM products in Hebei.

Selling and administrative costs increased 20% in the first six months of fiscal 2007 as compared to fiscal 2006.  Currency changes made up 3% of this increase.  These increases are primarily due to infrastructure costs to support the expansion of our Chinese operations.  These costs include sales and marketing, information technology and professional fees.

Non-Operating Items

The effective tax rate of 35% in the first six months of fiscal 2007 was comparable to the prior year rate.  Our rate in both periods has been negatively impacted by the recording of additional valuation allowances related to pre-tax losses in Europe.  Valuation allowances related to pre-tax losses increased $943,000 in the first six months of fiscal 2007 and $570,000 in the first six months of fiscal 2006.

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the six months ended July 31, 2006 and July 31, 2005 by classifying transactions into three major categories of activities: operating, investing and financing.

Operating

Our primary source of liquidity is cash generated from operating activities. This consists of net income adjusted for noncash operating items such as depreciation and amortization, losses and gains on disposition of assets, share-based compensation, deferred income taxes and changes in operating assets and liabilities.

Net cash provided by operating activities from continuing operations was $16.4 million in the first six months of fiscal 2007 compared to $18.6 million for the same period in fiscal 2006. The decrease in cash provided by operating activities in fiscal 2007 was due to an increase in accounts receivable.  This decrease was partially offset by lower depreciation and amortization and changes in other operating accounts, primarily inventory, accounts payable and accrued expenses.

Investing

Our capital expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods, expansion of production capacity and replacement for normal wear and tear. Capital expenditures by geographic segments were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31		July 31
	2006	2005	2006	2005

North America	$1,724	$1,980	$3,727	$3,246
Europe	645	1,158	992	1,750
Asia Pacific	73	78	144	174
China	555	57	1,385	117
	$2,997	$3,273	$6,248	$5,287

We expect capital expenditures for the rest of fiscal 2007 to approximate depreciation expense, excluding expenditures related to our expansion plans in China.  Depreciation expense for the first six months in fiscal 2007 and fiscal 2006 was $6.9 million and $7.4 million, respectively.

 We previously announced our plans to invest up to $18 million related to the expansion of our Chinese operations by the end of fiscal 2008.  We expect to spend $9.5 million on the expansion by the end of fiscal 2007.  This investment in China will position us to keep pace with the rapidly expanding Chinese lift truck market and undertake a significant expansion of our business in the Asia Pacific region.  In addition, we will be evaluating whether Chinese manufactured parts and products could be distributed to North America and Europe.

We held marketable securities of $22 million at July 31, 2006.  These securities consist of auction rate and variable demand rate notes issued by various state agencies throughout the United States.  We classify these securities as available-for-sale securities.  These securities are either insured through first party agencies, reinsured through the U.S. federal government, or secured by a letter of credit from a bank.   There were no realized or unrealized gains or losses related to our marketable securities during the first six months of fiscal 2007 and fiscal 2006.  These securities are long-term instruments maturing through 2040; however, the interest rates and maturities are reset approximately every month, at which time we can sell the securities.  Accordingly, we have classified these securities as current assets in our consolidated balance sheets.  Interest rates on tax-free securities range from 3.4% to 4.0% per annum.

Financing

We declared dividends totaling $0.30 and $0.24 per share during the first six months of fiscal 2007 and 2006, respectively.

The issuance of common stock related to the exercise of stock options and stock appreciation rights generated $724,000 and $1.8 million of cash for the first six months in fiscal 2007 and 2006, respectively.

FINANCIAL CONDITION AND LIQUIDITY

Our working capital, defined as current assets less current liabilities, at July 31, 2006 was $147.9 million as compared to $125 million at January 31, 2006. Our current ratio at July 31, 2006 was 3.5 to 1 as compared to 2.9 to 1 at January 31, 2006.

Total outstanding debt, including notes payable to banks at July 31, 2006 of $29.5 million was essentially unchanged from January 31, 2006.  Our debt agreements contain covenants relating to net worth and leverage ratios. We were in compliance with these covenants at July 31, 2006.  Borrowing arrangements currently in place with commercial banks provide lines of credit totaling $25 million, of which $2.5 million was used to issue letters of credit at July 31, 2006.  The lines of credit expire on September 1, 2010.  Average interest rates on notes payable to banks was 3% at July 31, 2006 and 3% at January 31, 2006.

Our current plans are to fund our existing postretirement obligation as costs are incurred.  Any defined benefit obligations will be funded to meet minimum statutory funding requirements or any additional funding requirements which we have committed to in specific plan agreements.  Currently, these additional funding requirements are limited to contributions of $350,000 per each of the next five years to a defined benefit plan in England.

On September 5, 2006, our Board of Directors authorized a share repurchase program of up to $80 million over a two year period.  Repurchases will be made on an on-going basis based on market conditions, relevant securities laws and other factors.  It is anticipated that a majority of the share repurchases will be funded through cash flow from operations and existing cash balances.  In addition we are negotiating an increase in our revolving credit facility from $25 million to $125 million to provide short-term funding, if needed, for the share repurchase program and to fund our planned expansion into the construction attachment market.

We believe that our cash and cash equivalents, marketable securities, expanded credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditure, acquisition, share buyback and debt retirement requirements for the next twelve months.

OTHER MATTERS

The U.S. dollar weakened in the first six months of fiscal 2007 in comparison to most foreign currencies used by our significant foreign operations, which are the Euro, Canadian Dollar and British Pound.  As a result, foreign currency translation adjustments increased shareholders’ equity by $181,000 and $4 million in the second quarter and first six months of fiscal 2007, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial position and results of operations is based on our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  We evaluate our estimates and judgments on an on-going basis, including those related to uncollectible receivables, inventories, goodwill and long-lived assets, warranty obligations, environmental liabilities and deferred taxes.  We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of our critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth in our Form 10-K for the year ended January 31, 2006.  We have presented below any updates to these policies and estimates from the information disclosed in our fiscal 2006 Form 10-K.

Impairment of Goodwill

We review goodwill for impairment either annually or when events or changes in circumstances indicate the carrying value of the assets might exceed their current fair values.  The review is performed for the three reporting units in which we have recorded goodwill, North America, Europe and Australia.  Certain factors we consider important which could trigger an impairment review at an interim date outside of the annual review, include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or our overall business and significant industry or economic trends.

We disclosed in our Form 10-K for the year ended January 31, 2006 that our goodwill impairment test for Europe assumed future operating results would be improved over prior year actual results.  These improvements reflected a number of initiatives in Europe to restructure our European business.  During the first six months of fiscal 2007 the operating income for our European reporting unit has fallen below the level of operating income in the prior year.  As we previously discussed in our review of Europe’s year-to-date results the operating loss can be attributed to the performance of our German manufacturing facility in the first quarter and a decrease in our sales levels.   The performance of our German manufacturing facility in the second quarter was in line with our expectations.  We are uncertain whether lower sales are due to a general slowdown in the European market or an erosion of our European market share.   In addition we are continuing to pursue other initiatives and improvements in Europe to improve our overall results.  Because of these factors, we do not believe Europe’s year-to-date operating results require an interim impairment review at this time.  We will continue to evaluate our actual results to determine if existing factors, such as underperformance relative to our projected future operating results, would require an interim goodwill impairment review.  If we do not realize these improvements and our actual results are not consistent with our assumptions and judgments, we could be exposed to a material impairment of our goodwill in Europe in the future.  Total goodwill in Europe at July 31, 2006 was $10.3 million.

OFF BALANCE SHEET ARRANGEMENTS

At July 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity market or credit risk that could arise if we had engaged in such relationships.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FASB Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We are currently evaluating the impact of FASB Interpretation No. 48 on our financial statements.  Application of this interpretation is required for our financial statements for the fiscal year ending January 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rate and interest rate fluctuations. A significant portion of our revenues and expenses are denominated in foreign currencies. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of the foreign currencies in relation to the U.S. dollar. The table below illustrates the hypothetical increase in net sales for the second quarter of fiscal 2007 resulting from a 10% weaker U.S. dollar during the quarter, measured against foreign currencies that affect our operations (in millions):

Euro	$2.6
Canadian dollar	0.7
British pound	0.7
Chinese renminbi	0.7
Other currencies (representing net sales of 11% of consolidated net sales)	1.3

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

A majority of our products are manufactured using steel as a primary raw material and steel based components as purchased parts. As such, our cost of goods sold is sensitive to fluctuations in steel prices, either directly through the purchase of steel as raw material or indirectly through the purchase of steel based components. Presuming that the full impact of commodity steel cost increases is reflected in all steel and steel based component purchases, we estimate our gross profit percentage sensitivity to be approximately 0.3% for each 1.0% increase in commodity steel cost without offsetting sales price increases. For example, if the price of commodity steel increases 1.0%, and the full impact of that increase is reflected in all raw material and component purchases, the net decrease in the gross profit percentage would be approximately 0.3%. Based on our statement of income for the quarter ended July 31, 2006, a 1% increase in commodity steel costs without offsetting sales price increases would have decreased consolidated gross profit by approximately $324,000.

To date we have been able to mitigate the effect of a portion of the steel cost increases on our gross margin. This has been done through price increases and cost reductions. We intend to continue our efforts to mitigate the impact of any additional steel cost increases. There may be some time lag between the absorption of the steel cost increases and realizing the offsetting benefits of the mitigating measures. It should be noted that there is no assurance that we can fully mitigate all future steel cost increases through price increases and other measures and actual cost increases from steel suppliers could differ from cost increases that have been previously communicated.

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

Substantially all of our debt at July 31, 2006 has a fixed interest rate and is denominated in U.S. dollars. Any additional payments to prepay scheduled amounts of debt are subject to penalties. At July 31, 2006, the penalties to retire all of our long-term debt are $233,000. A hypothetical immediate increase in market interest rates by 1% would decrease the fair value of our long-term debt outstanding at July 31, 2006 by $199,000.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the six months ended July 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There are no material changes from risk factors previously disclosed in our Form 10-K for the year ended January 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held June 6, 2006, the following matter was submitted to a vote of common shareholders:

Election of directors to terms expiring in 2009

Nominee	Votes For	Votes Withheld
Duane C. McDougall	11,010,257	538,388
James S. Osterman	11,241,935	306,710

The following individuals continue to serve as directors:

Director	Term Expires
Nicholas R. Lardy, Ph.D.	2007
Nancy A. Wilgenbusch, Ph.D.	2007
Robert C. Warren, Jr.	2008
Henry W. Wessinger II	2008

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are included with this report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Cascade Corporation.
31.2	Certification of Chief Financial Officer of Cascade Corporation.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE CORPORATION
September 8, 2006

/s/ RICHARD S. ANDERSON
Richard S. Anderson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350