Form 10-Q
period 2006-10-31
CASCADE CORP
filed 2006-12-08
CIK 18061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2006

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

The number of shares outstanding of the registrant’s common stock as of November 27, 2006 was 12,435,245.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASCADE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31		October 31
	2006	2005	2006	2005
Net sales	$122,809	$112,599	$359,959	$342,080
Cost of goods sold	83,356	75,774	245,464	231,197
Gross profit	39,453	36,825	114,495	110,883

Selling and administrative expenses	19,830	19,288	59,579	56,333
Loss (gain) on disposition of assets	45	120	(572)	93
Amortization	368	252	975	1,195

Operating income	19,210	17,165	54,513	53,262
Interest expense	499	729	1,524	2,177
Interest income	(580)	(299)	(1,462)	(576)
Other expense (income)	(119)	68	(440)	(69)

Income before provision for income taxes	19,410	16,667	54,891	51,730
Provision for income taxes	7,127	5,839	19,651	17,944

Net income	$12,283	$10,828	$35,240	$33,786

Basic earnings per share	$0.97	$0.87	$2.80	$2.74
Diluted earnings per share	$0.94	$0.84	$2.69	$2.63

Basic weighted average shares outstanding	12,604	12,403	12,572	12,312
Diluted weighted average shares outstanding	13,050	12,966	13,088	12,848

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands, except per share amounts)

	October 31	January 31
	2006	2006

ASSETS
Current assets:
Cash and cash equivalents	$48,258	$35,493
Marketable securities	15,804	23,004
Accounts receivable, less allowance for doubtful accounts of $1,574 and $1,415	80,979	67,020
Inventories	54,791	56,996
Deferred income taxes	3,833	3,232
Prepaid expenses and other	5,239	5,373
Total current assets	208,904	191,118
Property, plant and equipment, net	78,933	75,374
Goodwill	80,275	78,820
Deferred income taxes	13,051	11,851
Other assets	3,365	4,120
Total assets	$384,528	$361,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$1,092	$4,741
Current portion of long-term debt	12,592	12,681
Accounts payable	24,100	25,124
Accrued payroll and payroll taxes	8,746	8,710
Accrued environmental expenses	973	984
Income taxes payable	1,469	2,373
Other accrued expenses	13,324	11,543
Total current liabilities	62,296	66,156
Long-term debt, net of current portion	12,500	12,500
Accrued environmental expenses	6,093	6,951
Deferred income taxes	4,012	4,009
Other liabilities	13,277	12,261
Total liabilities	98,178	101,877

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $.50 par value, 20,000 authorized shares; 12,412 and 12,536 shares issued and outstanding	6,206	6,268
Additional paid-in capital	13,515	21,590
Retained earnings	253,453	223,867
Accumulated other comprehensive income	13,176	7,681

Total shareholders’ equity	286,350	259,406
Total liabilities and shareholders’ equity	$384,528	$361,283

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited — in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total	Year-To-Date
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Equity	Income
Balance at January 31, 2006	12,536	$6,268	$21,590	$223,867	$7,681	$259,406

Net income	—	—	—	35,240	—	35,240	$35,240
Dividends ($0.45 per share)	—	—	—	(5,654)	—	(5,654)	—
Common stock issued	165	82	1,682	—	—	1,764	—
Excess tax benefit from exercise of share-based compensation awards	—	—	1,054	—	—	1,054	—
Common stock repurchased	(289)	(144)	(13,769)	—	—	(13,913)	—
Share-based compensation	—	—	2,958	—	—	2,958	—
Translation adjustment	—	—	—	—	5,495	5,495	5,495

Balance at October 31, 2006	12,412	$6,206	$13,515	$253,453	$13,176	$286,350	$40,735

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

	Nine Months Ended
	October 31
	2006	2005
Cash flows from operating activities:
Net income	$35,240	$33,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,251	12,208
Share-based compensation	2,958	1,243
Deferred income taxes	(1,853)	(755)
Loss (gain) on disposition of assets	(572)	93
Changes in operating assets and liabilities:
Accounts receivable	(12,130)	(274)
Inventories	3,729	(5,945)
Prepaid expenses and other	(443)	(475)
Accounts payable and accrued expenses	(1,522)	(2,339)
Income taxes payable and receivable	(1,090)	1,147
Other assets and liabilities	(55)	81
Net cash provided by operating activities	35,513	38,770

Cash flows from investing activities:
Capital expenditures	(11,890)	(7,473)
Sales of marketable securities	20,800	17,575
Purchases of marketable securities	(13,600)	(45,050)
Proceeds from disposition of assets	1,669	295
Net cash used in investing activities	(3,021)	(34,653)

Cash flows from financing activities:
Cash dividends paid	(5,654)	(4,812)
Payments on long-term debt	(89)	(243)
Notes payable to banks, net	(3,747)	221
Common stock issued under share-based compensation plans	1,764	2,709
Common stock repurchased	(12,808)	—
Excess tax benefit from exercise of share-based compensation awards	1,054	967
Net cash used in financing activities	(19,480)	(1,158)

Effect of exchange rate changes	(247)	(2,951)

Change in cash and cash equivalents	12,765	8
Cash and cash equivalents at beginning of period	35,493	30,482
Cash and cash equivalents at end of period	$48,258	$30,490

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

Note 2—Interim Financial Information

The accompanying consolidated financial statements for the interim periods ended October 31, 2006 and 2005 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

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

Revenues and operating results are classified according to the region of origin. Property, plant and equipment are attributed to the geographic location in which they are located. Net sales, operating results and other financial information by geographic region were as follows (in thousands):

	Three Months Ended October 31
2006	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Net sales	$68,287	$34,368	$12,551	$7,603	$—	$122,809
Transfers between areas	6,600	213	35	2,175	(9,023)	—
Net sales and transfers	$74,887	$34,581	$12,586	$9,778	$(9,023)	$122,809
Gross profit	$27,334	$5,622	$3,139	$3,358	$—	$39,453
Selling and administrative	11,170	5,754	2,147	759	—	19,830
Loss (gain) on disposition of assets	10	28	(2)	9	—	45
Amortization	89	235	19	25	—	368
Operating income (loss)	$16,065	$(395)	$975	$2,565	$—	$19,210
Property, plant and equipment	$33,189	$35,024	$1,530	$9,190		$78,933
Capital expenditures	$1,159	$475	$131	$3,877		$5,642
Depreciation expense	$1,920	$1,222	$86	$161		$3,389

2005	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Net sales	$65,056	$29,786	$11,895	$5,862	$—	$112,599
Transfers between areas	5,749	534	2	1,593	(7,878)	—
Net sales and transfers	$70,805	$30,320	$11,897	$7,455	$(7,878)	$112,599
Gross profit	$26,430	$4,585	$3,250	$2,560	$—	$36,825
Selling and administrative	11,392	5,336	1,957	603	—	19,288
Loss (gain) on disposition of assets	(1)	121	—	—		120
Amortization	38	207	—	7	—	252
Operating income (loss)	$15,001	$(1,079)	$1,293	$1,950	$—	$17,165
Property, plant and equipment	$34,624	$35,809	$1,455	$3,268		$75,156
Capital expenditures	$1,152	$883	$17	$134		$2,186
Depreciation expense	$2,022	$1,399	$103	$93		$3,617

	Nine Months Ended October 31
2006	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Net sales	$200,749	$101,416	$36,007	$21,787	$—	$359,959
Transfers between areas	19,104	1,050	203	5,546	(25,903)	—
Net sales and transfers	$219,853	$102,466	$36,210	$27,333	$(25,903)	$359,959
Gross profit	$79,373	$17,239	$8,867	$9,016	$—	$114,495
Selling and administrative	34,141	17,154	6,225	2,059	—	59,579
Loss (gain) on disposition of assets	19	(589)	(12)	10		(572)
Amortization	267	650	19	39	—	975
Operating income	$44,946	$24	$2,635	$6,908	$—	$54,513
Capital expenditures	$4,886	$1,467	$275	$5,262		$11,890
Depreciation expense	$6,026	$3,655	$298	$297		$10,276

2005	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Net sales	$188,466	$101,787	$34,832	$16,995	$—	$342,080
Transfers between areas	17,222	2,100	175	4,232	(23,729)	—
Net sales and transfers	$205,688	$103,887	$35,007	$21,227	$(23,729)	$342,080
Gross profit	$74,485	$19,570	$9,879	$6,949	$—	$110,883
Selling and administrative	32,717	16,214	5,715	1,687	—	56,333
Loss (gain) on disposition of assets	(2)	142	(47)	—	—	93
Amortization	112	1,062	—	21	—	1,195
Operating income	$41,658	$2,152	$4,211	$5,241	$—	$53,262
Capital expenditures	$4,398	$2,633	$191	$251		$7,473
Depreciation expense	$5,998	$4,433	$310	$272		$11,013

Note 4—Goodwill

The change in the amount of goodwill between October 31, 2006 and January 31, 2006 related entirely to fluctuations in foreign currency. We have no goodwill recorded in China. The following table provides a breakdown of goodwill by geographic region (in thousands):

	October 31	January 31
	2006	2006
North America	$66,912	$65,978
Europe	10,365	9,840
Asia Pacific	2,998	3,002
	$80,275	$78,820

Note 5—Marketable Securities

Marketable securities consist of auction rate and variable rate demand notes issued by various state agencies throughout the United States. We classify these securities as available-for-sale securities. These securities are insured either through third party agencies, reinsured through the U.S. government, or secured by a letter of credit from a bank. The specific identification method is used to determine the cost of securities sold. There are no realized or unrealized gains or losses related to our marketable securities. These securities are long-term instruments maturing through 2038, however, the interest rates and maturities are reset approximately every month, at which time we can sell the securities. Accordingly, we have classified these securities as current assets in our consolidated balance sheets.

Note 6—Inventories

Inventories stated at the lower of average cost or market are presented below by major class (in thousands).

	October 31	January 31
	2006	2006
Finished goods and components	$34,819	$37,236
Work in process	737	620
Raw materials	19,235	19,140
	$54,791	$56,996

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

We have reserved 1,400,000 shares of common stock under our stock option plan. As of October 31, 2006 a total of 688,000 shares have been issued upon the exercise of stock options.  No additional stock options can be granted under the terms of the plan. The SARS plan provides for the issuance of 750,000 shares of common stock upon the exercise of SARS of which 63,000 shares have been issued at October 31, 2006. We issue new common shares upon the exercise of all awards.

A summary of the plans’ status at October 31, 2006 together with changes during the nine months then ended are presented in the following table (in thousands, except per share amounts):

	Stock Options		Stock Appreciation Rights
		Weighted Average		Weighted Average
	Outstanding	Exercise Price	Outstanding	Exercise Price
	Awards	Per Share	Awards	Per Share
Balance at January 31, 2006	841	$14.10	1,019	$29.83
Granted	—	—	255	37.05
Exercised	(125)	14.94	(112)	27.76
Forfeited	(25)	17.76	(117)	31.57

Balance at October 31, 2006	691	$13.82	1,045	$31.62

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

In our second quarter of fiscal 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (123R). This standard is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB 25 and FIN 28. SFAS 123R addresses the accounting for share-based compensation in which we receive employee services in exchange for our equity instruments. Under SFAS 123R, we are required to recognize compensation cost for share-based compensation issued to or purchased by employees, net of estimated forfeitures, under share-based compensation plans using a fair value method. We adopted SFAS 123R using the modified prospective method as of May 1, 2005. Accordingly, no prior periods were restated. Under this method, we record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remained outstanding as of the beginning of the period of adoption.

The following table illustrates the pro forma effect on net income and earnings per share if we had recorded compensation expense based on the fair value method for all share-based compensation awards (in thousands, except per share amounts):

	Three Months Ended October 31		Nine Months Ended October 31
	2006	2005	2006	2005
Net income - as reported	$12,283	$10,828	$35,240	$33,786
Add: SARS amortization, net of taxes of $80	—	—	—	(148)
Net income excluding SARS amortization	12,283	10,828	35,240	33,638
Deduct: total stock-based compensation, net of income tax benefits of $140 determined under fair value based method	—	—	—	(297)
Net income - pro forma	$12,283	$10,828	$35,240	$33,341
Basic earnings per share - as reported	$0.97	$0.87	$2.80	$2.74
Basic earnings per share - pro forma	$0.97	$0.87	$2.80	$2.71
Diluted earnings per share - as reported	$0.94	$0.84	$2.69	$2.63
Diluted earnings per share - pro forma	$0.94	$0.84	$2.69	$2.60

We calculate share-based compensation cost using the Black-Scholes option pricing model.  The range of assumptions used to compute share-based compensation are as follows:

	Granted in	Granted Prior to
	Fiscal 2007	Fiscal 2007

Risk-free interest rate	5.0%	2.3 - 4.1%
Expected volatility	41%	40 - 42%
Expected dividend yield	1.6%	1.1 - 2.8%
Expected life (in years)	6	5 - 6
Weighted average fair value at date of grant	$15.24	$4.16 - 17.86

The following table presents all share-based compensation costs recognized in our statements of income (in thousands):

	Three Months Ended October 31		Nine Months Ended October 31
	2006	2005	2006	2005
Method used to account for share-based compensation	Fair Value	Fair Value	Fair Value	Fair Value / Intrinsic
Share-based compensation under SFAS 123R	$1,076	$874	$2,958	$1,471
Share-based compensation under FIN 28	—	—	—	(228)
	$1,076	$874	$2,958	$1,243
Tax benefit recognized	$311	$233	$825	$330

As of October 31, 2006, there was $10.5 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the plans, which is expected to be recognized over a weighted average period of 2.8 years. The following table represents as of October 31, 2006 the share-based compensation costs to be recognized in future periods (in thousands) for awards granted to date:

Fiscal year	Amount
2007	$1,075
2008	4,087
2009	3,336
2010	1,734
2011	305
$10,537

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

Our specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision affecting our Fairview, Oregon manufacturing facility. The Records of Decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted since 1996 and current estimates provide for some level of activity to continue through 2021. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. We have accrued a liability for the ongoing remediation activities at our Fairview facility of $6.1 million and $6.7 million at October 31, 2006 and January 31, 2006, respectively.

Springfield, Ohio

In 1994, we entered into a consent order with the Ohio Environmental Protection Agency, which required the installation of remediation systems for the cleanup of groundwater contamination at our Springfield, Ohio facility. The current estimate is that the remediation activities will continue through 2013. Our accrued liability for ongoing remediation activities at our Springfield facility was $1.0 million and $1.1 million at October 31, 2006 and January 31, 2006, respectively.

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

On May 17, 2006, the Oregon Court of Appeals ruled in our favor and reversed the trial court judgment in part. The Court of Appeals ruling would obligate ERC to pay 100% of our unreimbursed environmental expenses up to its policy limits, plus increased interest and attorneys fees.  We estimate the Court of Appeals ruling could result in an eventual recovery of up to $14.0 million, in addition to the interest and attorneys fees and unreimbursed costs of environmental defense.  On October 31, 2006, the Oregon Supreme Court granted ERC’s petition for review of the Court of Appeals ruling.  Our ultimate recovery will depend upon the Oregon Supreme Court’s decision on review as well as possible further proceedings at the trial court level.  We have not recorded any amounts that may be recovered from ERC in our consolidated financial statements.

Legal Proceedings

We are subject to legal proceedings, claims and litigation, in addition to the environmental matters previously discussed, arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect the ultimate costs to be material to our consolidated financial position, result of operations, or cash flows.

Note 9—Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended October 31		Nine Months Ended October 31
	2006	2005	2006	2005
Basic earnings per share:
Net income	$12,283	$10,828	$35,240	$33,786
Weighted average shares of common stock outstanding	12,604	12,403	12,572	12,312
	$0.97	$0.87	$2.80	$2.74

Diluted earnings per share:
Net income	$12,283	$10,828	$35,240	$33,786
Weighted average shares of common stock outstanding	12,604	12,403	12,572	12,312
Dilutive effect of stock options and stock appreciation rights	446	563	516	536
Diluted weighted average shares of common stock outstanding	13,050	12,966	13,088	12,848
	$0.94	$0.84	$2.69	$2.63

Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and stock appreciation rights.  For the three and nine month periods ended October 31, 2006 unexercised SARS totaling 430,000 and 732,000 awards respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.  No unexercised SARS were excluded from the calculation of diluted earnings per share for the three or nine month periods ended October 31, 2005.  All stock options were included in our calculation of diluted earnings per share because they were dilutive.

Note 10—Supplemental Cash Flow Information

The following table presents information that supplements the consolidated statements of cash flow (in thousands):

	For the Nine Months Ended October 31
	2006	2005
Cash paid during the period for:
Interest	$1,082	$1,506
Income taxes	$21,549	$17,088

Supplemental disclosure of noncash information:
Deferred compensation from stock appreciation rights	$—	$(4,734)
Liability for common stock repurchase	$1,105	$—

Note 11—Benefit Plans

The following table represents the net periodic cost related to our defined benefit plans in Canada, England and France and our postretirement benefit plan in the United States (in thousands):

	Defined Benefit		Postretirement Benefit
	Three Months Ended October 31		Three Months Ended October 31
	2006	2005	2006	2005
Net periodic benefit cost:
Service cost	$17	$49	$34	$32
Interest cost	120	115	114	108
Expected return on plan assets	(114)	(111)	—	—
Recognized net actuarial loss	36	31	91	86
Settlements	99	—	—	—
	$158	$84	$239	$226

	Nine Months Ended October 31		Nine Months Ended October 31
	2006	2005	2006	2005
Net periodic benefit cost:
Service cost	$60	$146	$102	$96
Interest cost	373	343	342	325
Expected return on plan assets	(362)	(330)	—	—
Recognized net actuarial loss	107	92	275	259
Settlements	99	—	—	—
	$277	$251	$719	$680

Note 12—Recent Accounting Pronouncements

SFAS 151 - In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 (SFAS 151), “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”  This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “….under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges…” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 were effective for us on February 1, 2006. The adoption of SFAS 151 did not have a material impact on our financial position or results of operations.

SFAS 154 - In May 2005, the FASB issued SFAS No. 154 (SFAS 154), “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires the application of a change in accounting principle be applied to prior accounting periods presented as if that principle had always been used. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 at the beginning of fiscal 2007 did not have an effect on our consolidated financial statements.

FIN 48 - In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FASB Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We are currently evaluating the impact of FASB Interpretation No. 48 on our financial statements.  Application of this interpretation is required for our financial statements for the fiscal year ended January 31, 2008.

SFAS 157 - In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 provides a common definition of fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the impact of SFAS 157 on our financial statements.  Application of SFAS 157 is required for our financial statements for the fiscal year ending January 31, 2008.

SFAS 158 - In September 2006, the FASB issued SFAS No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost.  In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. Presently, we use a December 31 measurement date for the postretirement benefit plan, which will need to change to coincide with our January 31 fiscal year-end date.  Based on amounts as of January 31, 2006, the adoption of SFAS 158 would have increased our postretirement liability by approximately $2.8 million and decreased shareholders’ equity by approximately $1.7 million, net of tax.  The adoption of SFAS 158 will not affect net income and will not change our defined benefit plan liability, which was recorded under previous accounting standards.  Application of SFAS 158 is required for our financial statements for the fiscal year ending January 31, 2007, except for the measurement date provision, which is effective for the fiscal year ending January 31, 2009.  By the time of adoption at January 31, 2007, plan activity and actuarial assumptions could have a significant impact on the actual amounts recorded.

SAB 108 - In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material.  We do not believe SAB 108 will have a material impact on our consolidated financial statements.  Application of SAB 108 is required for our financial statements for the fiscal year ending January 31, 2007.

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

	2006	2005
Balance at January 31	$1,665	$1,911
Accruals for warranties issued during the period	1,922	1,548
Accruals for pre-existing warranties	(13)	52
Settlements during the period	(1,868)	(1,727)
Balance at October 31	$1,706	$1,784

Note 14—Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in and the components of accumulated other comprehensive income (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
Balance at January 31, 2006	$10,667	$(2,986)	$7,681
Translation adjustment	5,495	—	5,495
Balance at October 31, 2006	$16,162	$(2,986)	$13,176

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

COMPARISON OF THIRD QUARTER OF FISCAL 2007 AND FISCAL 2006

Consolidated Summary

 Net income for the third quarter of fiscal 2007 increased 13% to $12.3 million ($0.94 per diluted share) from $10.8 million ($0.84 per diluted share) for the third quarter of fiscal 2006. Net sales for the third quarter of fiscal 2007 were $122.8 million or 9% greater than the third quarter of fiscal 2006. Excluding the effect of foreign currency fluctuations, net sales in North America, Europe, Asia Pacific and China grew 4%, 10%, 4% and 28%, respectively, in the third quarter of fiscal 2007 as compared to the same quarter of the prior year.  The increased revenues reflect higher volumes of business in these geographic regions.

The gross margin percentage of 32% in the third quarter of fiscal 2007 was slightly below the 33% gross margin in the prior year.  Higher material costs globally and some manufacturing inefficiencies in Europe accounted for the decreased margin.

Selling and administrative costs increased by 3% in the third quarter of fiscal 2007 over the comparable quarter of the prior year. Excluding foreign currency changes, costs increased 1% over the third quarter of the prior year. This is primarily due to higher share-based compensation costs, which increased from $874,000 in the third quarter of fiscal 2006 to $1,076,000 in the third quarter of fiscal 2007.  We adopted the new accounting standard for share-based compensation, Statement of Financial Account Standards No. 123R “Share-based Payment”, in the second quarter of fiscal 2006.  Selling and administrative costs, as a percentage of net sales, decreased to 16% in the third quarter of fiscal 2007 from 17% in the prior year.

North America

	Three Months Ended October 31
	2006	%	2005	%	Change	%
	(In thousands)
Net sales	$68,287	100%	$65,056	100%	$3,231	5%
Cost of goods sold	40,953	60%	38,626	59%	2,327	6%
Gross profit	27,334	40%	26,430	41%	904	3%

Selling and administrative	11,170	16%	11,392	18%	(222)	(2%	)
Loss (gain) on disposition of assets	10		(1)		11
Amortization	89		38		51
Operating income	$16,065	24%	$15,001	23%	$1,064	7%

North America net sales increased $3.2 million or 5% in the third quarter of fiscal 2007 over the same quarter of fiscal 2006.  Currency changes accounted for 1% of the increase in sales.  The remaining increase is due to higher volumes of business.

Our experience has been that changes in the level of our net sales do not correspond directly to the percentage changes in lift truck industry shipments, but industry statistics do provide an indication of the direction of business activity.  North American lift truck industry shipments in the third quarter of fiscal 2007 were 10% higher than the third quarter of fiscal 2006.

The gross margin percentage decreased slightly from 41% to 40% for the third quarter of fiscal 2007.  Material cost increases and the impact of a strengthening Euro on purchases from European suppliers account for the decline.

Selling and administrative costs for the third quarter of fiscal 2007 decreased 2% over the same quarter of the prior year.  The primary reasons for the decrease were lower personnel and marketing costs, which were partially offset by higher share-based compensation costs.

Europe

	Three Months Ended October 31
	2006	%		2005	%		Change	%
	(In thousands)
Net sales	$34,368	100%		$29,786	100%		$4,582	15%
Cost of goods sold	28,746	84%		25,201	85%		3,545	14%
Gross profit	5,622	16%		4,585	15%		1,037	23%

Selling and administrative	5,754	17%		5,336	18%		418	8%
Loss on disposition of assets	28			121			(93)
Amortization	235			207	1%		28
Operating loss	$(395)	(1%	)	$(1,079)	(4%	)	$684	63%

Net sales in Europe for the third quarter of fiscal 2007 increased $4.6 million or 15% over the same quarter of fiscal 2006.  Excluding currency changes, sales increased 10%.  This increase reflects higher volumes of business due to a strong European lift truck market.

Industry lift truck shipments in Europe increased 19% for the third quarter compared to the prior year.  The expansion of the Eastern European market continued to be strong in the third quarter.  While this market is still only about 20% of the total current European market, we have taken this opportunity to expand our operations by adding additional sales staff and allocating additional sales resources to focus on capturing a significant portion of this market growth.

The gross margin percentage in Europe increased from 15% for the third quarter of fiscal 2006 to 16% for the third quarter of fiscal 2007. However, third quarter fiscal 2006 margins were negatively affected by $1.0 million of costs related to the closure of our manufacturing facility in Hoorn, The Netherlands.  Excluding these closure costs, the gross margin percentage for fiscal 2006 would have been 19%.

The third quarter fiscal 2007 gross margin was impacted by the following:

•                  Higher costs at our manufacturing facility in Germany due to unanticipated inventory adjustments, manufacturing inefficiencies and training of temporary employees hired to meet increased product demand.  We have made personnel and operational changes to address the situation.

•                  Temporary production disruptions related to modifications initiated at our manufacturing facilities in the United Kingdom and France.  We expect to benefit from these production modifications during the fourth quarter of fiscal 2007 and in fiscal 2008.

Selling and administrative costs in Europe increased 8% for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006.  Excluding currency changes, these costs increased 3% due to additional sales and marketing and share-based compensation costs.

Asia Pacific

	Three Months Ended October 31
	2006	%	2005	%	Change	%
	(In thousands)
Net sales	$12,551	100%	$11,895	100%	$656	6%
Cost of goods sold	9,412	75%	8,645	73%	767	9%
Gross profit	3,139	25%	3,250	27%	(111)	(3%	)

Selling and administrative	2,147	17%	1,957	16%	190	10%
Loss (gain) on disposition of assets	(2)		—		(2)
Amortization	19		—		19
Operating income	$975	8%	$1,293	11%	$(318)	(25%	)

Asia Pacific, excluding China, posted a net sales increase of 6% in the third quarter of fiscal 2007 over fiscal 2006.  Excluding the effect of foreign currencies, net sales increased 4%. This increase reflected additional sales in both Korea and Japan.  Industry lift truck shipment levels in Asia Pacific were consistent for the third quarter compared to the prior year.

Gross margin percentages in this region decreased from 27% to 25%.  The decrease was due to product mix and higher material costs which could not be passed on to customers through higher sales prices.  We are continuing to pursue opportunities to recover this lost margin but do not anticipate significant improvements in the near future.

Selling and administrative costs increased 10% for the third quarter of fiscal 2007 due primarily to additional marketing and employee benefit costs.

China

	Three Months Ended October 31
	2006	%	2005	%	Change	%
	(In thousands)
Net sales	$7,603	100%	$5,862	100%	$1,741	30%
Cost of goods sold	4,245	56%	3,302	56%	943	29%
Gross profit	3,358	44%	2,560	44%	798	31%

Selling and administrative	759	10%	603	11%	156	26%
Loss (gain) on disposition of assets	9		—		9
Amortization	25		7		18
Operating income	$2,565	34%	$1,950	33%	$615	32%

Net sales in China increased 30% in the third quarter of fiscal 2007, including a 2% increase for currency changes.  We continue to benefit from a strong economy and lift truck market in China for all products.  Lift truck industry shipments in China increased 32% in the third quarter of fiscal 2007.

The gross margin percentage remained consistent at 44% in the third quarter of fiscal 2007 compared to the prior year.

We have opened a global purchasing office in China to work with Chinese suppliers in our continuing effort for sourcing lower cost material, components and parts for use in both China and our other manufacturing facilities throughout the world.

Excluding the impact of foreign currency, selling and administrative expense increased 24% in the third quarter of fiscal 2007 compared to the prior year.  The increase is primarily due to higher selling costs and other general cost increases needed to support the expansion of our operations in China.

Non-Operating Items

The effective tax rate increased from 35% in the prior year to 37% in the third quarter of fiscal 2007.  The change was related to state income taxes and increases in valuation allowances for pre-tax losses in The Netherlands and Germany.   Valuation allowances increased $349,000 and $315,000 in the third quarter of fiscal 2007 and 2006, respectively.

Lift Truck Market Outlook

Based on our review of preliminary industry data we believe the general lift truck market outlook for the remainder of fiscal 2007 is as follows:

•                  The market in North America will remain at the current levels through the remainder of the year.

•                  Europe will continue to grow but at a more modest rate than experienced for the first three quarters.

•                  The market in Asia Pacific will remain at the current levels through the remainder of the year.

•                  The market in China will continue to experience robust growth through the remainder of the year.

COMPARISON OF THE FIRST NINE MONTHS OF FISCAL 2007 AND FISCAL 2006

Consolidated Summary

Net income for the first nine months of fiscal 2007 of $35.2 million ($2.69 per diluted share) was 4% higher than net income of $33.8 million ($2.63 per diluted share) for the first nine months of fiscal 2006. Net sales for the first nine months of fiscal 2007 were $360 million or 5% greater than the first nine months of fiscal 2006. Excluding the effect of foreign currency fluctuations, net sales in North America, Asia Pacific and China grew 6%, 5% and 25%, respectively in the first nine months of fiscal 2007 as compared to the same period of the prior year.  Net sales in Europe in the first nine months of fiscal 2007 were consistent with the prior year.

The gross margin percentage in the first nine months of fiscal 2007 of 32% was consistent with the prior year.  Although the trends in geographic regions might be slightly different, on a consolidated level the margins have remained constant as increases in sales, including price increases, and cost reductions from manufacturing efficiencies have essentially offset the effect of increasing material and other costs.

Selling and administrative costs increased 6% in the first nine months of fiscal 2007 over the comparable period of the prior year. The effect of foreign currency changes on selling and administrative costs in the current year as compared to the prior year was not material.   The increase was due primarily to higher share-based compensation costs in the current year.   Total share-based compensation costs were $3.0 million and $1.2 million in the first nine months of fiscal 2007 and 2006, respectively.   Other current year cost increases include selling expenses and costs to support our business expansion in China.  Selling and administrative costs as a percentage of net sales were 17% and 16% for the first nine months of fiscal 2007 and 2006, respectively.

North America

	Nine Months Ended October 31
	2006	%	2005	%	Change	%
	(In thousands)
Net sales	$200,749	100%	$188,466	100%	$12,283	7%
Cost of goods sold	121,376	61%	113,981	61%	7,395	6%
Gross profit	79,373	39%	74,485	39%	4,888	7%

Selling and administrative	34,141	17%	32,717	17%	1,424	4%
Loss (gain) on disposition of assets	19		(2)		21
Amortization	267		112		155
Operating income	$44,946	22%	$41,658	22%	$3,288	8%

North America net sales were up $12.3 million or 7% in the first nine months of fiscal 2007 over the same period of fiscal 2006 due primarily to higher levels of business activity and selling prices implemented to cover higher material costs.   Changes in currencies made up 1% of the overall sales increase.

Historically, changes in the level of our net sales have not corresponded directly to changes in lift truck industry shipments, but industry statistics provide an indication of the direction of business activity.  North American lift truck industry shipments for the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 increased 4%.

Gross margins for the first nine months of fiscal 2007 in North America were consistent with the prior year.  Our margins have remained constant as increases in material costs have been offset by increases in selling prices and cost reductions from manufacturing efficiencies.

Selling and administrative costs for the first nine months of fiscal 2007 increased 4% over the same period of the prior year.  Currency changes accounted for 1% of this increase.  The increase is due primarily to share-based compensation costs which increased from $1.0 million in the first nine months of fiscal 2006 to $2.4 million in the first nine months of fiscal 2007.  We have been recording share-based compensation costs under SFAS 123R since the second quarter of fiscal 2006.  Prior year share-based compensation costs were lower because in the first quarter of fiscal 2006 we used mark-to-market accounting to account for certain share-based awards.  This resulted in income of $212,000 being recorded in the first quarter due to a quarter to quarter drop in the market price of our common stock.

Europe

	Nine Months Ended October 31
	2006	%	2005	%	Change	%
	(In thousands)
Net sales	$101,416	100%	$101,787	100%	$(371)	(0%)
Cost of goods sold	84,177	83%	82,217	81%	1,960	2%
Gross profit	17,239	17%	19,570	19%	(2,331)	(12%)

Selling and administrative	17,154	17%	16,214	16%	940	6%
Loss (gain) on disposition of assets	(589)		142		(731)
Amortization	650		1,062	1%	(412)
Operating income	$24	0%	$2,152	2%	$(2,128)	(99%)

Net sales in Europe for the first nine months of fiscal 2007 decreased slightly compared to the same period of fiscal 2006.  Foreign currency changes had little impact.  While a portion of the decrease was anticipated with our continued rationalization of production between our European facilities, we have experienced lower than expected sales overall.  This is especially true given that European lift truck industry shipments have increased 14% in the first nine months of fiscal 2007 compared to the prior year.  We have taken steps to address this apparent decrease in our European market share through expansion of our Eastern European sales staff and other personnel changes.

Gross margins in Europe have decreased from 19% in the first nine months of fiscal 2006 to 17% in fiscal 2007.  The decrease in our gross margin is due to the following:

•                  Higher costs and unanticipated inventory adjustments at our manufacturing facility in Germany.

•                  Production modifications during the third quarter which led to manufacturing inefficiencies and higher product costs in France and the United Kingdom.  We expect to experience benefits from these production modifications beginning in the fourth quarter of fiscal 2007.

•                  We have been unable to fully recover material cost increases through increases in selling prices.  We are continuing to pursue various sourcing strategies to reduce our overall material costs.

During the second quarter of fiscal 2006 we announced the planned closure of our manufacturing facility in Hoorn, The Netherlands.   Production operations in Hoorn were integrated into other manufacturing facilities in Almere, The Netherlands and Verona, Italy.  The closure eliminated excess capacity for attachment products and reduced overall production costs.  During the first nine months of fiscal 2006, we recorded $1.3 million of costs related to the closure.  Excluding these closure costs, the gross margin percentage for fiscal 2006 would have been 21%.

The gain on disposition of assets in fiscal 2007 relates primarily to the sale of our manufacturing facility in Hoorn, The Netherlands.

Selling and administrative costs in Europe increased 6% in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006.  Excluding the effects of changing currencies, selling and administrative costs increased 7%.  This increase is primarily due to additional sales and marketing costs and share-based compensation costs.

In the second quarter of fiscal 2006 we recorded additional amortization expense for intangible assets related to our fiscal 2004 acquisition in Italy.  Current year results do not include these additional expenses.

Asia Pacific

	Nine Months Ended October 31
	2006	%	2005	%	Change	%
	(In thousands)
Net sales	$36,007	100%	$34,832	100%	$1,175	3%
Cost of goods sold	27,140	76%	24,953	72%	2,187	9%
Gross profit	8,867	24%	9,879	28%	(1,012)	(10%)

Selling and administrative	6,225	17%	5,715	16%	510	9%
Loss (gain) on disposition of assets	(12)		(47)		35
Amortization	19		—		19
Operating income	$2,635	7%	$4,211	12%	$(1,576)	(37%)

Asia Pacific net sales increased 3% in the first nine months of fiscal 2007 over fiscal 2006.  Excluding the effect of foreign currencies, net sales increased 5%.  The increase was primarily due to additional sales in Korea and Japan.  Both of these markets continue to post strong sales results for the year.  Sales in Australia have been slightly behind the sales levels in fiscal 2006, which was a record year for this market.  Asia Pacific lift truck industry shipments for the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 increased 5%.

Gross margin percentages in the Asia Pacific region have decreased from 28% in the first nine months of fiscal 2006 to 24% in the first nine months of fiscal 2007.  The 4% decrease is due to higher material costs which could not be passed on to customers through higher sales prices.  We are continuing to pursue opportunities to recover this lost margin but at this time do not expect any significant improvements in the near future.

Selling and administrative costs in the Asia Pacific region increased 9% for the first nine months of fiscal 2007 as compared to fiscal 2006.   Excluding currency changes, these costs have increased 12% in fiscal 2007.  The increase includes additional personnel, marketing and employee benefit expenses.

China

	Nine Months Ended October 31
	2006	%	2005	%	Change	%
	(In thousands)
Net sales	$21,787	100%	$16,995	100%	$4,792	28%
Cost of goods sold	12,771	59%	10,046	59%	2,725	27%
Gross profit	9,016	41%	6,949	41%	2,067	30%

Selling and administrative	2,059	9%	1,687	10%	372	22%
Loss (gain) on disposition of assets	10		—		10
Amortization	39		21		18
Operating income	$6,908	32%	$5,241	31%	$1,667	32%

Net sales in China increased 28% in the first nine months of fiscal 2007 compared to fiscal 2006. Foreign currency accounted for 3% of the sales increase.  The remaining 25% increase reflects the strength of the Chinese economy and the Chinese lift truck industry.  Industry lift truck shipments increased 33% during the current year.

The gross margin percentage remained consistent at 41% in the first nine months of fiscal 2007 compared to fiscal 2006.  This reflects the benefit of our higher shipping volumes which were partially offset by higher material costs.  We have several initiatives underway to continue reducing our overall manufacturing costs in China.  The initiatives include the opening of a global purchasing office in China, equipment upgrades and process improvements at our attachment facility in Xiamen and sourcing of steel from China for the manufacturing of OEM products in Hebei.

Selling and administrative costs increased 22% in the first nine months of fiscal 2007 as compared to fiscal 2006.  Currency changes made up 3% of this increase.  These increases are primarily due to infrastructure costs to support the expansion of our Chinese operations.  These costs include sales and marketing, information technology and professional fees.

Non-Operating Items

The effective tax rate of 36% in the first nine months of fiscal 2007 was higher than the 35% effective tax rate for the prior year due to additional valuation allowances related to pre-tax losses in The Netherlands and Germany.  Our rate in both periods has been negatively impacted by the recording of valuation allowances related to pre-tax losses in Europe.  Valuation allowances related to pre-tax losses increased $1.3 million in the first nine months of fiscal 2007 and $885,000 in the first nine months of fiscal 2006.

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the nine months ended October 31, 2006 and October 31, 2005 by classifying transactions into three major categories of activities: operating, investing and financing.

Operating

Our primary source of liquidity is cash generated from operating activities. This consists of net income adjusted for noncash operating items such as depreciation and amortization, losses and gains on disposition of assets, share-based compensation, deferred income taxes and changes in operating assets and liabilities.

Net cash provided by operating activities from continuing operations was $35.5 million in the first nine months of fiscal 2007 compared to $38.8 million for the same period in fiscal 2006. The decrease in cash provided by operating activities in fiscal 2007 was due to an increase in accounts receivable.  This decrease was partially offset by higher net income and changes in other operating accounts, primarily inventory, accounts payable and accrued expenses.

Investing

Our capital expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods, expansion of production capacity and replacement for normal wear and tear. Capital expenditures by geographic segments were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31		October 31
	2006	2005	2006	2005
North America	$1,159	$1,152	$4,886	$4,398
Europe	475	883	1,467	2,633
Asia Pacific	131	17	275	191
China	3,877	134	5,262	251
	$5,642	$2,186	$11,890	$7,473

We expect capital expenditures for the rest of fiscal 2007 to approximate depreciation expense, excluding expenditures related to our expansion plans in China.  Depreciation expense for the first nine months in fiscal 2007 and fiscal 2006 was $10.3 million and $11.0 million, respectively.

Our current plans are to spend $15 million on our expansion in China, which includes $5.6 million by the end of fiscal 2007.  As of October 31, 2006, property, plant and equipment included $4.0 million of construction in progress related to the China expansion.  This investment in China will position us to keep pace with the rapidly expanding Chinese lift truck market and undertake a significant expansion of our business in the Asia Pacific region.  In addition, we will be evaluating whether Chinese manufactured parts and products could be distributed to North America and Europe.

We held marketable securities of $16 million at October 31, 2006.  These securities consist of auction rate and variable demand rate notes issued by various state agencies throughout the United States.  We classify these securities as available-for-sale securities.  These securities are either insured through first party agencies, reinsured through the U.S. federal government, or secured by a letter of credit from a bank.   There were no realized or unrealized gains or losses related to our marketable securities during the first nine months of fiscal 2007 and fiscal 2006.  These securities are long-term instruments maturing through 2038; however, the interest rates and maturities are reset approximately every month, at which time we can sell the securities.  Accordingly, we have classified these securities as current assets in our consolidated balance sheets.  Interest rates on tax-free securities range from 3.4% to 3.8% per annum.

Financing

We declared dividends totaling $0.45 and $0.39 per share during the first nine months of fiscal 2007 and 2006, respectively.

The issuance of common stock related to the exercise of stock options and stock appreciation rights generated $1.8 million and $2.7 million of cash for the first nine months in fiscal 2007 and 2006, respectively.

We repurchased $13.9 million of common stock during the first nine months of fiscal 2007.  This amount includes $12.8 million of cash paid and a liability of $1.1 million as of October 31, 2006.  See the “Financial Condition and Liquidity” section for further details.

The decrease in notes payable to banks of approximately $3.7 million in fiscal 2007 reflects the paydown of substantially all of the debt related to our fiscal 2004 Italian acquisition.

FINANCIAL CONDITION AND LIQUIDITY

Our working capital, defined as current assets less current liabilities, at October 31, 2006 was $146.6 million as compared to $125 million at January 31, 2006. Our current ratio at October 31, 2006 was 3.4 to 1 as compared to 2.9 to 1 at January 31, 2006.

Total outstanding debt, including notes payable to banks at October 31, 2006 was $26.2 million as compared to $29.9 million at January 31, 2006.  Our debt agreements contain covenants relating to net worth and leverage ratios. We were in compliance with these covenants at October 31, 2006.  Borrowing arrangements currently in place with commercial banks provide lines of credit totaling $25 million, of which $1.9 million was used to issue letters of credit at October 31, 2006.  The lines of credit expire on September 1, 2010.  Average interest rates on notes payable to banks was 2% at October 31, 2006 and 3% at January 31, 2006.

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

On September 5, 2006, our Board of Directors authorized a share repurchase program of up to $80 million over a two year period.  During the three and nine months ended October 31, 2006, we repurchased and retired 289,000 shares of common stock for $13.9 million.  This amount includes $12.8 million of cash paid during the quarter and a liability of $1.1 million as of October 31, 2006.  Under the current program, we have the option to purchase additional common stock of up to $66.1 million.  Repurchases will continue to be made on an on-going basis based on market conditions, relevant securities laws and other factors.  It is anticipated that a majority of the share repurchases will be funded through cash flow from operations and existing cash balances.  In addition we are increasing our revolving credit facility from $25 million to $125 million to provide short-term funding, if needed, for the share repurchase program and to fund our planned expansion into the construction attachment market.

We believe that our cash and cash equivalents, marketable securities, expanded credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditure, acquisition, share buyback and debt retirement requirements for the next twelve months.

OTHER MATTERS

The U.S. dollar weakened in the first nine months of fiscal 2007 in comparison to most foreign currencies used by our significant foreign operations, which are the Euro, Canadian Dollar and British Pound.  As a result, foreign currency translation adjustments increased shareholders’ equity by $1.5 million and $5.5 million in the third quarter and first nine months of fiscal 2007, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial position and results of operations is based on our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  We evaluate our estimates and judgments on an on-going basis, including those related to uncollectible receivables, inventories, goodwill and long-lived assets, warranty obligations, environmental liabilities and deferred taxes.  We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of our critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth in our Annual Report on Form 10-K for the year ended January 31, 2006.  We have presented below any updates to these policies and estimates from the information disclosed in our fiscal 2006 Form 10-K.

Impairment of Goodwill

 We review goodwill for impairment either annually or when events or changes in circumstances indicate the carrying value of the assets might exceed their current fair values.  The review is performed for the three reporting units in which we have recorded goodwill, North America, Europe and Australia.  Certain factors we consider important which could trigger an impairment review at an interim date outside of the annual review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or our overall business and significant industry or economic trends.

We disclosed in our Form 10-K for the year ended January 31, 2006 that our goodwill impairment test for Europe assumed future operating results would be improved over prior year actual results.  These improvements reflected a number of initiatives in Europe to restructure our European business.  During the first nine months of fiscal 2007 the operating income for our European reporting unit has fallen below the level of operating income in the prior year.  However, cash flow in the current year is higher due to a decrease in capital expenditures in Europe.  We are continuing to pursue other initiatives and improvements in Europe to improve our overall results.  Because of these factors, we do not believe Europe’s year-to-date operating results would trigger an interim impairment review at this time.  We will continue to evaluate our actual results to determine if existing factors, such as underperformance relative to our projected future operating results, would require an interim goodwill impairment review.  If we do not realize these improvements and our actual results are not consistent with our assumptions and judgments, we could be exposed to a material impairment of our goodwill in Europe in the future.  Total goodwill in Europe at October 31, 2006 was $10.4 million.

OFF BALANCE SHEET ARRANGEMENTS

At October 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 151 - In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 (SFAS 151), “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”  This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “….under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges…” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 were effective for us on February 1, 2006. The adoption of SFAS 151 did not have a material impact on our financial position or results of operations.

SFAS 154 - In May 2005, the FASB issued SFAS No. 154 (SFAS 154), “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires the application of a change in accounting principle be applied to prior accounting periods presented as if that principle had always been used. When a pronouncement includes specific transition provisions those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 at the beginning of fiscal 2007 did not have an effect on our consolidated financial statements.

FIN 48 - In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FASB Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We are currently evaluating the impact of FASB Interpretation No. 48 on our financial statements.  Application of this interpretation is required for our financial statements for the fiscal year ended January 31, 2008.

SFAS 157 - In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 provides a common definition of fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the impact of SFAS 157 on our financial statements.  Application of SFAS 157 is required for our financial statements for the fiscal year ending January 31, 2008.

SFAS 158 - In September 2006, the FASB issued SFAS No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost.  In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. Presently, we use a December 31 measurement date for our postretirement benefit plan, which will need to change to coincide with our January 31 fiscal year-end date.  Based on amounts as of January 31, 2006, the adoption of SFAS 158 would have increased our postretirement liability by approximately $2.8 million and decreased shareholders’ equity by approximately $1.7 million, net of tax.  The adoption of SFAS 158 will not affect net income and will not change our defined benefit plan liability, which was recorded under previous accounting standards.  Application of SFAS 158 is required for our financial statements for the fiscal year ending January 31, 2007, except for the measurement date provision, which is effective for the fiscal year ending January 31, 2009.  By the time of adoption at January 31, 2007, plan activity and actuarial assumptions could have a significant impact on the actual amounts recorded.

SAB 108 - In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material.  We do not believe SAB 108 will have a material impact on our consolidated financial statements.  Application of SAB 108 is required for our financial statements for the fiscal year ending January 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rate and interest rate fluctuations. A significant portion of our revenues and expenses are denominated in foreign currencies. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of the foreign currencies in relation to the U.S. dollar. The table below illustrates the hypothetical increase in net sales for the third quarter of fiscal 2007 resulting from a 10% weaker U.S. dollar during the quarter, measured against foreign currencies that affect our operations (in millions):

Euro	$2.6
Canadian dollar	0.6
British pound	0.7
Chinese renminbi	0.8
Other currencies (representing net sales of 11% of consolidated net sales)	1.3

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

A majority of our products are manufactured using steel as a primary raw material and steel based components as purchased parts. As such, our cost of goods sold is sensitive to fluctuations in steel prices, either directly through the purchase of steel as raw material or indirectly through the purchase of steel based components. Presuming that the full impact of commodity steel cost increases is reflected in all steel and steel based component purchases, we estimate our gross profit percentage sensitivity to be approximately 0.3% for each 1.0% increase in commodity steel cost without offsetting sales price increases. For example, if the price of commodity steel increases 1.0%, and the full impact of that increase is reflected in all raw material and component purchases, the net decrease in the gross profit percentage would be approximately 0.3%. Based on our statement of income for the quarter ended October 31, 2006, a 1% increase in commodity steel costs without offsetting sales price increases would have decreased consolidated gross profit by approximately $333,000.

To date we have been able to mitigate the effect of a portion of steel cost increases on our gross margin. This has been done through price increases and production cost reductions. We intend to continue our efforts to mitigate the impact of any additional steel cost increases. There may be some time lag between the absorption of the steel cost increases and realizing the offsetting benefits of the mitigating measures. It should be noted that there is no assurance that we can fully mitigate all future steel cost increases through price increases and other measures and actual cost increases from steel suppliers could differ from cost increases that have been previously communicated.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the three months ended October 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There are no material changes from risk factors previously disclosed in our Form 10-K for the year ended January 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes information about our purchases of our common shares during the three months ended October 31, 2006.

			Total Number of	Maximum Dollar Value
			Shares Purchased as	of Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly Announced	be Purchased Under the
Period	Shares Purchased	Per Share	Plans or Programs (1)	Plans or Programs

September 19 - 30, 2006	88,947	$45.89	88,947	$75,918,000
October 1 - 31, 2006	199,731	49.22	199,731	66,087,000

Total	288,678	$48.20	288,678

(1)          On September 7, 2006, we announced that our Board of Directors had authorized a share repurchase program of up to $80 million over a two-year period.

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
December 8, 2006

/s/ RICHARD S. ANDERSON
Richard S. Anderson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350