Form 10-K
period 2007-01-31
CASCADE CORP
filed 2007-04-16
CIK 18061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2007
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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act. Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of July 31, 2006 was $466,182,462, based on the closing sale price of the common stock on the New York Stock Exchange on that date.

The number of shares outstanding of the registrant’s common stock as of March 15, 2007 was 11,984,653.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be filed within 120 days after the registrant’s fiscal year end of January 31, 2007, to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held June 5, 2007 are incorporated by reference into Part III.

NOTE: All references to fiscal years are defined as year ended January 31, 2007 (fiscal 2007), year ended January 31, 2006 (fiscal 2006) and year ended January 31, 2005 (fiscal 2005).

i

Forward-looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7) contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross profit, expenses, earnings or losses from operations, synergies or other financial items; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include, but are not limited to:

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

•       Foreign currency fluctuations;

•       Pending litigation;

•       Environmental matters;

•       Levels of public and non-residential construction;

•       Effectiveness of our capital expenditures and cost reduction initiatives.

We undertake no obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

ii

PART I

Item 1.                        Business

General

Cascade Corporation (Cascade) was organized in 1943 under the laws of the state of Oregon. The terms “Cascade”, “we”, and “our” include Cascade Corporation and its subsidiaries. Our headquarters are located in Fairview, Oregon, a suburb of Portland, Oregon. We are one of the world’s leading manufacturers of materials handling load engagement devices and related replacement parts, primarily for the lift truck industry and to a lesser extent the construction industry. We also recently began manufacturing construction attachments following our purchase of the assets of Pacific Services & Manufacturing, Inc. (PSM). See “Construction Attachments” in Item 1 for a description of this business.

Products

We manufacture an extensive range of materials handling load engagement products that are widely used on lift trucks and, to a lesser extent, on construction and agricultural vehicles.

Our products are primarily manufactured with the Cascade name and symbol, for which we have secured trademark protection. The primary function of these products is to provide the lift truck with the capability of engaging, lifting, repositioning, carrying and depositing various types of loads and products. We offer a wide variety of functionally different products, each of which has numerous sizes, models, capacities and optional combinations. Products are designed to handle loads with pallets and for specialized application loads without pallets. Examples of specialized products include devices specifically designed to handle loads such as appliances, carpet and paper rolls, baled materials, textiles, beverage containers, drums, canned goods, bricks, masonry blocks, lumber, plywood, and boxed, packaged and containerized products.

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

The manufacturing of our products includes the purchase of raw materials and components: principally rolled bar, plate and extruded steel products; unfinished castings and forgings; hydraulic cylinders and motors; and hardware items such as fasteners, rollers, hydraulic seals and hose assemblies. Certain purchased parts are provided worldwide by a limited number of suppliers. Difficulties in obtaining alternative sources of rolled bar, plate and extruded steel products and other materials from a limited number of suppliers could affect operating results. We are not currently experiencing any shortages in obtaining raw materials, purchased parts, or other steel products.

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

However, many of our products measurably improve overall materials handling and lift truck productivity. Further, we are continually developing products to serve new types of materials handling applications to meet specific customer and industry requirements. In this sense, our products may also be generally considered as a productivity enhancing investment. Historically, this has somewhat cushioned the negative impact of downward trends in the lift truck market on our net sales.

In the emerging industrialized countries, China in particular, lift trucks are replacing manual labor and other less productive methods of materials handling. As such, lift trucks are generally considered productivity enhancing investments in these markets. We believe this makes the lift truck markets in these countries generally less susceptible to downward trends in overall capital goods spending.

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

Our market share and gross profit throughout the world vary by geographic region due to the different competitive environments we face in each of these regions. Fluctuations in gross profit within a geographic region over time are generally due to a change in the competitive environment such as new competitors entering a market or existing entities merging or otherwise leaving the market. Additionally, cyclical variations in product demand directly affect margins as higher manufacturing volumes generally result in greater fixed cost absorption and increased gross profit.

A further discussion of the competition in each geographic region follows:

North America—We are the leading manufacturer in North America and the preferred supplier of many OEMs as well as OEDs (original equipment dealers) and distributors. We compete in this region primarily with smaller regionally-based companies and a limited number of smaller foreign competitors. Our leading position has been achieved within the last ten years primarily as the result of an acquisition which complemented our existing product lines, as well as through our continued focus on providing high quality products and outstanding customer service.

Europe—While we are also a leading manufacturer in Europe, we compete with one Italian public company and several privately-owned companies with a strong presence in local and regional markets. Competition in this region is based principally on price, resulting in lower gross profit.

Asia Pacific—This region includes operations in Japan, Australia, New Zealand, Korea and South Africa. The competitive environment varies somewhat from country to country, and competitors vary in size from smaller regionally-based private companies to some larger lift truck manufacturers. In general, we have established a strong presence throughout the region.

China—We have operated in China for over 20 years and have established a strong presence in the lift truck market. Our competition consists primarily of smaller China-based companies. As a result of the continued growth in China’s economy and the expanded use of lift trucks for various industrial purposes, we have seen in recent years an increase in the number of competitors in the Chinese market, including foreign manufacturers from Europe.

Customers

Our products are marketed and sold primarily to lift truck OEDs, OEMs and distributors globally. Our primary markets are North America, Europe, China and Asia Pacific. In addition to sales to the lift truck market, we sell products to OEMs who manufacture construction, mining, agricultural and industrial vehicles other than lift trucks.

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

Research and Development

Most of our research and development activities are performed at our corporate headquarters in Fairview, Oregon and at our manufacturing facility in Guelph, Ontario, Canada. Our engineering staff develops and designs substantially all of the products we sell and is continually involved in developing products for new applications. We generally do not consider patents to be important to our business.

Environmental Matters

From time to time, we are the subject of investigations, conferences, discussions and negotiations with various federal, state, local and foreign agencies with respect to cleanup of hazardous waste and compliance with environmental laws and regulations. “Risk Factors” (Item 1A), Notes to Consolidated Financial Statements (Item 8), “Legal Proceedings” (Item 3) and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” (Item 7) contain additional information concerning our environmental matters.

Employees

At January 31, 2007, we had approximately 2,100 full-time employees throughout the world. The majority of these employees are not subject to collective bargaining agreements. We believe our relations with our employees are excellent.

Construction Attachments

In December 2006, we acquired the assets of PSM, a manufacturer of construction attachments in Woodinville, Washington. The construction attachments are used on medium and heavy duty construction vehicles used in the infrastructure, demolition, recycling, forestry, utility and general construction markets. The prevailing levels of commercial, infrastructure and general construction activity influence sales of these products. Housing construction has less of an overall influence. These products are sold through construction equipment dealers and major equipment manufacturers throughout the Western United States. We have approximately 100 employees working to design, manufacture and market these products.

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

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through our website at www.cascorp.com when such reports are available on the Securities and Exchange Commission (SEC) website—www.sec.gov. Once filed with the SEC, such documents may be read and/or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.                Risk Factors

In addition to the other information contained in this Form 10-K, the following are certain risks that we believe should be considered carefully in evaluating Cascade’s business. Our business, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks. The risks summarized below do not represent an exclusive list, and additional risks not presently known to the Company or that the Company currently deems immaterial may also impair its business and operations.

Economic or industry downturns

Our business has historically experienced periodic cyclical downturns generally consistent with economic cycles in the markets in which we operate. The level of sales of our products reflects to a significant extent the capital investment decisions of the customers who buy our products and the lift trucks and other vehicles, on which our products are used. These customers have had a tendency to delay capital projects, including the purchase of new equipment or expensive upgrades, during industry or general economic downturns. Past downturns have been characterized by diminished product demand, excess manufacturing capacity and erosion of gross profit. Therefore, a significant downturn in the markets of our customers, including lift truck manufacturers and to a lesser extent construction equipment manufacturers, or in general economic conditions is likely to result in a reduction in demand for our products and could harm our business.

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

Impact of acquisitions

We have at times expanded our business through acquisitions and expect that we will do so in the future if appropriate opportunities arise. If we are not successful in integrating acquisitions, we may not realize the operating results that we anticipate at the time of acquisition. Future acquisitions may require us to incur additional debt and contingent liabilities, which may materially and adversely affect our business, operating results, cash flows and financial condition. The acquisition and integration of businesses involve a number of risks, including:

•       Difficulties in matching the business culture of the acquired business with our culture;

•       Assumption of unexpected liabilities;

•       Demands on management related to the increase in our size after an acquisition;

•       Diversion of management’s attention from existing operations due to the integration of acquired businesses;

•       Difficulties in integrating operations and systems;

•       Difficulties in the assimilation and retention of employees; and

•       Difficulties in retaining customers and integrating customer bases.

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

•       Civil unrest or war in any of the countries in which we operate;

•       Tariffs, quotas, other trade protection measures and import or export licensing requirements;

•       Potentially negative consequences from changes in tax laws;

•       Difficulty in staffing and managing widespread operations;

•       Differing labor regulations;

•       Requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•       Restrictions on our ability to own or operate or repatriate profits from our subsidiaries, make investments or acquire new businesses in foreign jurisdictions;

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

Fluctuations in the value of the U.S. dollar may adversely affect our results of operations. Because our combined financial results are reported in U.S. dollars, translation of sales or earnings generated in other currencies into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings. In addition, our debt service requirements are primarily in U.S. dollars, even though a portion of our cash flow is generated in foreign currencies. Significant changes in the value of these foreign currencies relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar-denominated debt.

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

Loss of senior management

The success of our business is largely dependent on our senior managers, as well as on our ability to attract and retain other qualified personnel. Seven members of our senior management team have been with us for over 20 years, including our President and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, who have each been with us for over 34 years. Our current Chief Operating Officer, Terry Cathey, will be retiring in June 2007. The loss of the services of key management personnel or the failure to attract additional personnel as required could have a material adverse effect on our business, financial condition and results of operations.

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

Underfunded benefit plans

Our obligations under our postretirement benefit plan and certain foreign subsidiaries’ defined benefit pension plans are currently underfunded. At some time in the future we may have to make significant cash payments to fund these plans, which would reduce the cash available for our business.

As of January 31, 2007, our projected benefit obligations under our defined benefit pension plans exceed the fair value of assets by $2.2 million. As of January 31, 2007 our accumulated postretirement benefit obligation under our postretirement benefit plan, which is not funded, was $7.5 million. The underfunding in our defined benefit pension plans is due in part to fluctuations in the financial markets that have caused the valuation of the assets to decrease. We expect that any required cash payments to our plans that are not fully funded will be made from future cash flows from operations. If our cash contributions are insufficient to adequately fund the plans to cover our future obligations, the performance of the assets in our plans does not meet our expectations or assumptions are modified, our contributions could be materially higher than we expect. This would reduce the cash available for our business. Changes in U.S. or foreign laws governing these plans could require us to make additional contributions. During the year ended January 31, 2007, a change to generally accepted accounting principles in the United States required the recording of the full postretirement benefit plan liability on our consolidated balance sheet. In the future, additional changes could require the recording of additional costs related to these plans.

Reliance on lift truck dealers

Approximately 55-60% of our products are sold to the end-user customer through retail dealers. Therefore, a significant portion of our sales is dependent on the quality and effectiveness of these dealers, who are not subject to our control. As a result, poor performance by retail lift truck dealers could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Original equipment manufacturers sourcing practices

We sell 40-45% of our products directly to OEMs, who carry inventories of finished products as part of ongoing operations and adjust those inventories based on their assessments of future needs. Such adjustments can have an impact on our quarterly results.

Item 1B.               Unresolved Staff Comments

None.

Item 2.         Properties

We own and lease various types of properties located throughout the world. Our executive offices are located in Fairview, Oregon. We generally consider the productive capacity of our manufacturing facilities to be adequate and suitable to meet our requirements. Our primary locations are presented below:

Location	Primary Activity		Approximate Square Footage	Status
NORTH AMERICA
Springfield, Ohio	Manufacturing		200,000	Owned
Fairview, Oregon	Manufacturing/Headquarters		155,000	Owned
Guelph, Ontario Canada	Manufacturing		125,000	Owned
Toronto, Ontario Canada	Manufacturing		73,000	Leased
Woodinville, Washington	Manufacturing		68,000	Leased
Warner Robins, Georgia	Manufacturing		65,000	Owned
Findlay, Ohio	Manufacturing		52,000	Owned
EUROPE
Almere, The Netherlands	Manufacturing/European Headquarters		162,000	Owned
Schalksmuhle, Germany	Manufacturing		81,000	Owned
Verona, Italy	Manufacturing		74,000	Leased
Manchester, England	Manufacturing		44,000	Owned
La Machine, France	Manufacturing		37,000	Owned
Brescia, Italy	Manufacturing		19,000	Owned
Sheffield, England	Sales		10,000	Leased
Vaggeryd, Sweden	Sales		2,000	Leased
Epignay, France	Sales		2,000	Leased
Barcelona, Spain	Sales		1,000	Leased
Vantaa, Finland	Sales		500	Leased
ASIA PACIFIC
Brisbane, Australia	Manufacturing		46,000	Leased
Osaka, Japan	Sales/Distribution		16,000	Leased
Inchon, Korea	Manufacturing		12,000	Owned
Auckland, New Zealand	Sales/Distribution		9,000	Leased
Johannesburg, South Africa	Sales/Distribution		9,000	Leased
CHINA
Xiamen, China	Manufacturing		72,000	Leased
Hebei, China	Manufacturing		65,000	Leased
Xiamen, China	Manufacturing	(1)	78,000	Leased
Hebei, China	Manufacturing	(1)	88,000	Leased

(1)          Facility is under construction and should be operational in fiscal 2008.

Item 3.                        Legal Proceedings

Neither Cascade nor any of our subsidiaries are involved in any material pending legal proceedings other than litigation related to environmental matters discussed below. We are insured against product liability, personal injury and property damage claims, which may occasionally arise.

On April 9, 2007, we entered into a settlement agreement with Employers Reinsurance Corporation with respect to litigation to recover various expenses incurred in connection with environmental and related proceedings. The recovery from the settlement, which is expected to approximate $15.5 million, net of expenses, will be recorded in our consolidated financial statements for the first quarter of fiscal 2008. This concludes all litigation against our insurance companies with regards to environmental matters.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

Officers of the Registrant

Robert C. Warren, Jr.—Chief Executive Officer and President(1)—Mr. Warren, 58, has served as President and Chief Executive Officer of Cascade since 1996. He was President and Chief Operating Officer from 1993 until 1996 and was formerly Vice President—Marketing. Mr. Warren joined Cascade in 1972.

Gregory S. Anderson—Senior Vice President—Human Resources(1)—Mr. Anderson, 58, has served in his current position since 2002. He joined Cascade in 1984, and has served as Vice President—Human Resources since 1991.

Richard S. Anderson—Senior Vice President and Chief Financial Officer(1)—Mr. Anderson, 59, has served as Chief Financial Officer since 2001. Mr. Anderson has been employed by Cascade since 1972 and held several positions including his appointments as Vice President—Material Handling Product Group in 1996 and Senior Vice President—International in 1999.

Terry H. Cathey—Senior Vice President and Chief Operating Officer(1)—Mr. Cathey, 59, has served as Chief Operating Officer since 2000. He has been employed by Cascade since 1973 and has held several positions, including his appointments as Vice President—Material Handling Operations in 1996 and Vice President—Manufacturing in 1993.

Herre Y. Hoekstra, Vice President and Managing Director, Europe(1)—Mr. Hoekstra, 45, joined Cascade in 2005. Prior to joining Cascade, Mr. Hoekstra held various management positions with Royal Ten Cate, REMU and Royal Dutch Shell, in The Netherlands.

Michael E. Kern, Vice President—Sales and Marketing(1)—Mr. Kern, 60, has served as Vice President—Sales and Marketing since 2003. He has been employed by Cascade since 1966 and has held several positions, including his appointments as Director of Dealer Marketing and Sales in 2001 and Aftermarket Sales Manager in 1999.

Kevin B. Kreiter, Vice President—Engineering(1)—Mr. Kreiter, 53, has served in his current position since 2006. He has been employed by Cascade since 1979 and has held several positions within the engineering group.

Jeffrey K. Nickoloff, Vice President—Corporate Manufacturing(1)—Mr. Nickoloff, 51, has served in his current position since 2002. He has held several positions with Cascade, including his appointments as Director of North American Manufacturing in 2000 and Plant Manager in 1993. Mr. Nickoloff joined Cascade in 1979.

Joseph G. Pointer, Vice President—Finance(1)—Mr. Pointer, 46, has served as Vice President—Finance since 2000. Prior to joining Cascade in 2000, Mr. Pointer was a partner at PricewaterhouseCoopers LLP in Portland, Oregon.

John A. Cushing—Treasurer—Mr. Cushing, 46, has served as Treasurer since 2001. He previously was Assistant Treasurer from 1999 until 2001. Prior to joining Cascade in 1999, Mr. Cushing was Assistant Treasurer for Fred Meyer, Inc., a retail company in Portland, Oregon.

(1)          These individuals are considered executive officers of Cascade Corporation.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 15, 2007, there were 181 shareholders of record of Cascade’s common stock including blocks of shares held by various depositories. It is our belief that when the shares held by the depositories are attributed to the beneficial owners, the total exceeds 2,000.

Performance Graph

The following graph compares the annual percentage change in the cumulative shareholder return on our common stock with the cumulative total return of the Russell 2000 Index and an industry group of peer companies, in each case assuming investment of $100 on January 31, 2002, and reinvestment of dividends. The stock price performance shown in the graph below is not necessarily indicative of future stock price performance. Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, the stock performance graph shall not be incorporated by reference into any such filings and shall not otherwise be deemed filed under such acts.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cascade Corporation, The Russell 2000 Index
And A Peer Group

*                    $100 invested on 1/31/02 in stock or index—including reinvestment of dividends. Fiscal year ending January 31.

The peer group comprises the following companies: Actuant Corporation., Alamo Group Inc., Ampco-Pittsburgh Corporation, Astec Industries, Inc., Columbus-McKinnon Corporation, Gehl Company, Gulf Island Fabrication, Inc., IDEX Corporation, Lindsay Manufacturing Company, Nordson Corporation.

Market Information

The high and low sales prices of Cascade’s common stock based on intra-day prices on the New York Stock Exchange for each quarter during the last two fiscal years were as follows:

	Year ended January 31
	2007		2006
	High	Low	High	Low
First quarter	$53.96	$37.85	$37.95	$30.61
Second quarter	42.17	35.20	45.90	31.00
Third quarter	52.63	35.75	50.58	39.80
Fourth quarter	55.54	47.15	53.80	46.03

Common Stock Repurchase

On September 7, 2006 we announced that our Board of Directors had authorized a share repurchase program of up to $80 million over a two-year period. The table below summarizes information about our purchases of our common shares during the three months and year ended January 31, 2007.

			Total Number of Shares Purchased as	Maximum Dollar Value of Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly Announced	be Purchased Under the
Period	Shares Purchased	Per Share	Plans or Programs	Plans or Programs
November 1 - 30, 2006	136,956	$52.23	136,956	$58,934,000
December 1 - 31, 2006	138,488	53.53	138,488	51,521,000
January 1 - 31, 2007	192,997	53.57	192,997	41,182,000
Quarter ended January 31, 2007	468,441	$53.17	468,441
Quarter ended October 31, 2006	288,678	$48.20	288,678
Year ended January 31, 2007	757,119	$51.27	757,119

Common Stock Dividends

The common stock dividends declared during each quarter of the last two fiscal years were as follows:

	Year ended
	January 31
	2007	2006
First quarter	$0.15	$0.12
Second quarter	0.15	0.12
Third quarter	0.15	0.15
Fourth quarter	0.16	0.15
Total	$0.61	$0.54

Stock Exchange Listing and Transfer Agent

Cascade’s stock is traded on the New York Stock Exchange under the symbol CAE.

Cascade’s registrar and transfer agent is Mellon Shareholder Services, L.L.C., Shareholder Relations, P.O. Box 3315, South Hackensack, N.J., 07606, (800) 522-6645.

Item 6.         Selected Financial Data

The following selected financial data should be read in conjunction with Cascade’s consolidated financial statements and accompanying notes contained in Item 8 of this Form 10-K.

	Year Ended January 31
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts and employees)
Income statement data:
Net sales	$478,850	$450,503	$385,719	$297,756	$258,829
Operating income	$68,351	$63,894	$47,777	$32,025	$32,744
Net income	$45,481	$42,051	$28,490	$18,506	$17,707
Cash flow data:
Cash flows from operating activities	$57,109	$50,425	$37,808	$26,241	$23,941
Cash flows from investing activities	$(33,582)	$(31,723)	$(14,857)	$(19,612)	$(7,718)
Cash flows from financing activities	$(22,153)	$(13,191)	$(16,892)	$(14,715)	$(18,056)
Stock information:
Basic earnings per share	$3.64	$3.40	$2.34	$1.55	$1.55
Diluted earnings per share	$3.48	$3.27	$2.24	$1.49	$1.45
Book value per common share(1)	$22.51	$20.69	$17.82	$15.18	$12.70
Dividends declared	$0.61	$0.54	$0.45	$0.41	$0.10
Balance sheet information:
Cash and marketable securities	$36,593	$58,497	$31,985	$31,586	$29,501
Working capital(2)	$113,130	$124,962	$94,154	$81,720	$71,201
Property, plant and equipment, net	$84,151	$75,374	$82,027	$75,244	$65,863
Total assets	$397,432	$361,283	$328,092	$292,819	$262,317
Total debt(3)	$51,119	$29,922	$40,564	$53,934	$63,851
Shareholders’ equity	$271,636	$259,406	$217,883	$183,688	$144,748
Other:
Capital expenditures	$18,078	$10,580	$13,581	$11,403	$10,665
Depreciation	$13,753	$14,562	$13,912	$12,152	$10,532
Amortization	$1,472	$1,443	$658	$512	$261
Share-based compensation expense	$4,033	$2,278	$2,492	$—	$—
Interest expense, net of interest income	$400	$1,762	$3,008	$3,554	$4,228
Diluted weighted average shares outstanding	13,071	12,850	12,726	12,409	12,194
Number of employees	2,100	1,900	1,800	1,700	1,500

(1)          Defined as equity divided by number of common shares outstanding at year end.

(2)          Defined as current assets less current liabilities.

(3)          Includes notes payable to banks and current and long-term portion of debt.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of certain significant factors that have affected our financial condition as of January 31, 2007, and the results of operations and cash flows for the fiscal years ended January 31, 2007, 2006 and 2005. This information should be read in conjunction with our consolidated financial statements and notes thereto under Item 8, “Financial Statements and Supplementary Data” of this report.

OVERVIEW

Our businesses globally manufacture and distribute material handling load engagement products primarily for the lift truck industry and to a lesser extent the construction industry. We operate our business in four geographic segments: North America, Europe, Asia Pacific and China. A further discussion of the nature of our business is contained in Item 1, “Business” of this report.

RECENT TRENDS AND DEVELOPMENTS AFFECTING OUR RESULTS

Expansion in China

We have moved forward with a major expansion of our operations in China. The objectives of this expansion are to keep pace with the rapidly expanding Chinese lift truck market, expand our business in the Asia Pacific region and provide production capacity to begin exporting Chinese-made products to other parts of the world. During fiscal 2007 we invested $9 million and plan to invest another $5 million by the end of fiscal 2008. Our expansion to date has included the following:

•       Equipment and production process upgrades at our existing facility in Xiamen—This will allow us to produce a wider selection of products for sale both within China and to the Asia Pacific region. Along with these upgrades we are also increasing our efforts to source more materials and components from within China.

•       Construction of a fork manufacturing facility in Xiamen—Fork products manufactured at this facility will be exported to Europe to supplement our existing manufacturing capabilities in that region. We expect to begin production of forks at this location by the second quarter of fiscal 2008.

•       Construction of a fork manufacturing facility in Hebei—Fork products manufactured at this facility and the existing fork facility in Hebei will be sold within China and the Asia Pacific region. The new facility is expected to begin production by the second quarter of fiscal 2008.

In addition to the capital investment in China, we are taking other steps to build the infrastructure to support the expanded operations. This includes administrative and engineering staff and information systems.

Use of Available Cash and Liquidity Position

During fiscal 2007 we initiated several steps which impact the utilization of available cash and our current liquidity situation:

•       During the third quarter of fiscal 2007 we began a share repurchase program of up to $80 million. Through March 19, 2007 we have purchased 1,063,000 shares of common stock for $56 million. Total shares purchased through January 31, 2007 are disclosed in Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

•       The acquisition of the assets of PSM for approximately $40 million was the first step in our expansion into the construction attachment industry.

•       As previously discussed, our China expansion has required an investment of $9 million in fiscal 2007 and is expected to require an additional $5 million in fiscal 2008.

These steps have reduced our overall net cash (cash/investments less long-term debt) in the short-term. However, if cash generated from operations continues at its present level, we will consider other ways to utilize available cash over the long-term.

Acquisition Strategy

The first step in our strategy to expand our North American business into attachments for construction vehicles was the acquisition of the assets of PSM in December 2006. We are also currently investigating opportunities to expand the business through additional acquisitions. Given the regional nature of these businesses, we would anticipate these acquisitions would be in areas of the United States outside of the Pacific Northwest. Our long-term plans are to develop this business in China as well.

European Business

After several years of marginal or no growth, the overall lift truck industry in Europe was strong in fiscal 2007, with shipments increasing 15% over fiscal 2006. Although industry growth was strong, our overall financial results in Europe for the year were disappointing in terms of sales growth and overall profitability. We continue to believe that improving our operational performance and increasing our market share in Europe, the world’s largest lift truck market, is our highest priority. We are planning and continuing to evaluate additional changes to our European business. These include efforts to realign our European sales force and expand resources available to focus on the growing Eastern European market, import fork products from China and efforts to focus on purchasing improvements and streamlining manufacturing operations and administrative functions.

Global Product Sourcing

Recent changes in the lift truck industry in Europe, including the sale of a lift truck division by one of Europe’s largest lift truck manufacturers and the continued globalization of business, are affecting the dynamics and business model previously used by global lift truck manufacturers. Whereas the previous practice was to source products locally or regionally, the current trend is to look more towards global sourcing. As previously noted a portion of our expansion in China is to produce forks for export into the European market. We believe this is the first step to address what will be a growing trend in the coming years. We believe we are well positioned to take advantage of this trend.

COMPARISON OF FISCAL 2007 AND FISCAL 2006

Executive Summary

	Year Ended January 31
	2007	2006	Change	Change %
	(In thousands except per share amounts)
Net sales	$478,850	$450,503	$28,347	6%
Operating income	$68,351	$63,894	$4,457	7%
Net income	$45,481	$42,051	$3,430	8%
Diluted earnings per share	$3.48	$3.27	$0.21	6%

During fiscal 2007 we posted record levels of consolidated net sales, operating income and net income. This reflects the strength of lift truck markets throughout the world, where shipments were up 12%. Financial results in both North America and China were very strong. Asia Pacific’s operating income fell short of the prior year. Europe had record net sales but incurred an operating loss.

North America

	Year Ended January 31
	2007	%	2006	%	Change	Change %
	(In thousands)
Net sales	$263,312	100%	$250,576	100%	$12,736	5%
Cost of goods sold	160,502	61%	152,707	61%	7,795	5%
Gross profit	102,810	39%	97,869	39%	4,941	5%
Selling and administrative	46,015	18%	44,672	18%	1,343	3%
Loss on disposition of assets	16		4		12
Amortization	598		151		447
Operating income	$56,181	21%	$53,042	21%	$3,139	6%

The following are financial highlights for North America in fiscal 2007 as compared to the prior year:

•       Higher sales are the result of increased volumes of shipments. Foreign currency changes accounted for less than 1% of the increase.

•       North America lift truck industry shipments from 2006 to 2007 increased 4%. We have found that lift truck industry statistics provide an indication of the direction of our business activity. However, changes in our net sales do not correspond directly to the percentage changes in lift truck industry shipments. We believe we have maintained our overall existing market share in North America during fiscal 2007.

•       Gross profit percentages remained consistent during fiscal 2007 and 2006. We have been able to offset the effect of general and material cost increases through either cost reduction activities or sales price increases.

•       Selling and administrative costs increased primarily due to additional share-based compensation costs.

•       Higher amortization costs in fiscal 2007 relate to amortization of intangible assets related to our acquisition of assets of PSM in December 2006.

Europe

	Year Ended January 31
	2007	%	2006	%	Change	Change %
	(In thousands)
Net sales	$137,755	100%	$132,213	100%	$5,542	4%
Cost of goods sold	115,114	84%	108,467	82%	6,647	6%
Gross profit	22,641	16%	23,746	18%	(1,105)	(5%)
Selling and administrative	23,371	17%	22,033	17%	1,338	6%
Loss (gain) on disposition of assets	(588)		441		(1,029)
Amortization	851		1,264	1%	(413)
Operating income (loss)	$(993)	(1%)	$8		$(1,001)

The following are financial highlights for Europe in fiscal 2007 as compared to the prior year:

•       Sales increased 2% due to increased shipment volumes, excluding currency changes. European lift truck industry shipments increased 15% in fiscal 2007. In comparing our sales growth to the current industry statistics, we believe we lost market share in Europe in fiscal 2007.

•       Our gross profit percentage in fiscal 2006 included restructuring costs of $2.0 million related to the closure of a manufacturing facility in The Netherlands. Excluding these costs our fiscal 2006 gross profit percentage was 19%. The decrease in our fiscal 2007 gross profit is due to additional costs, including production inefficiencies at multiple manufacturing facilities and general cost increases.

•       Excluding currency changes, selling and administrative costs increased 2% primarily due to additional sales and marketing costs. Fiscal 2006 costs also included $415,000 of restructuring costs.

•       Gain on the disposition of assets in fiscal 2007 relates to the sale of a manufacturing facility in The Netherlands.

•       Amortization costs decreased due to additional amortization of intangible assets in Italy during fiscal 2006.

European Initiatives

Our performance in Europe continues to fall below our expectations, especially in light of a strong European lift truck market. This being said we still feel our initiatives, which were commenced in the prior year, will over the long-term allow us to achieve improved financial results. We have provided below an overview of these initiatives, our progress to date and additional changes planned in the upcoming year:

•       The developing focus by lift truck manufacturers on global low cost sourcing and our expanded manufacturing capabilities in China will allow us to begin importing Chinese-made products into Europe in fiscal 2008. This will require additional rationalization of our existing European fork production facilities and expansion of our distribution capabilities. We believe we are well positioned in comparison with other European competitors to meet the demands of the currently changing market.

•       We are continuing with efforts to realign the European sales force and modifying our marketing strategy. This includes expanding resources into the Eastern European market, which includes Poland, Czech Republic and Turkey. In addition, we are expanding the management team to strengthen our capabilities in our European production operations.

•       We are continuing our efforts to focus on operational excellence, which includes product quality, on-time deliveries, review of procurement policies and practices and development of products specific to the European market. This includes the utilization of external consultants as needed.

Asia Pacific

	Year Ended January 31
	2007	%	2006	%	Change	Change %
	(In thousands)
Net sales	$48,256	100%	$45,471	100%	$2,785	6%
Cost of goods sold	36,163	75%	33,077	73%	3,086	9%
Gross profit	12,093	25%	12,394	27%	(301)	(2%)
Selling and administrative	8,225	17%	7,803	17%	422	5%
Gain on disposition of assets	(17)		(65)		48
Amortization	19		—		19
Operating income	$3,866	8%	$4,656	10%	$(790)	(17%)

The following are financial highlights for Asia Pacific in fiscal 2007 as compared to the prior year:

•       Strong lift truck markets in Korea and Japan supported our higher sales levels in fiscal 2007. Excluding currency changes, net sales increased 7%. Lift truck industry shipments in Asia Pacific increased 7% in fiscal 2007.

•       Gross profits were down 2% over the prior year due primarily to higher material costs.

•       Selling and administrative costs increased, excluding currency changes. This increase is due to additional personnel, marketing and employee benefit expenses.

China

	Year Ended January 31
	2007	%	2006	%	Change	Change %
	(In thousands)
Net sales	$29,527	100%	$22,243	100%	$7,284	33%
Cost of goods sold	17,091	58%	13,523	61%	3,568	26%
Gross profit	12,436	42%	8,720	39%	3,716	43%
Selling and administrative	3,098	11%	2,499	11%	599	24%
Loss on disposition of assets	37		5		32
Amortization	4		28		(24)
Operating income	$9,297	31%	$6,188	28%	$3,109	50%

The following are financial highlights for China in fiscal 2007 as compared to the prior year:

•       Net sales increased consistent with the continued growth of the Chinese economy. Lift truck shipments in China increased 33% in fiscal 2007.

•       Gross profit percentages increased 3% in fiscal 2007. These increasing margins reflect the benefits from certain production process improvements implemented in Xiamen in fiscal 2007 and the additional sourcing of certain raw materials and components from within China.

•       Selling and administrative costs have increased due to additional costs, primarily professional fees and other general costs, to support our expanding operations in China. As a percentage of net sales these costs are consistent with the prior year.

Non-Operating Items

Our interest expense in fiscal 2007 decreased 16% in comparison with fiscal 2006. The reduction reflects our scheduled paydown of long-term debt in November 2006. See “Financial Condition and Liquidity” for additional discussion of Company debt levels and payments. We anticipate an increase in interest expense as we borrow against our credit facility for various initiatives.

Consolidated interest income increased $915,000 through increased investing activity and higher interest rates in fiscal 2007.

Our effective tax rate for fiscal 2007 increased to 34% in comparison to 32% in fiscal 2006. This increase is due to the reduced tax benefits from international financing and the discontinued special deduction for U.S. export sales, combined with the utilization of previously recorded foreign tax credits.

Lift Truck Market Outlook

Based on our review of industry statistics and data we believe the general lift truck market outlook for fiscal 2008 is as follows:

•       The North American market in fiscal 2008 will be at the business levels experienced in fiscal 2007.

•       Europe’s lift truck industry is expected to grow at a modest rate for fiscal 2008.

•       The market in Asia Pacific is expected to remain at the current levels through the remainder of fiscal 2008.

•       The market in China is expected to continue to experience strong growth through the remainder of fiscal 2008.

Fourth Quarter Results (2007/2006)

	Three Months Ended January 31
	2007	%	2006	%	Change	Change %
	(In thousands)
Net sales	$118,891	100%	$108,423	100%	$10,468	10%
Cost of goods sold	83,406	70%	76,577	71%	6,829	9%
Gross profit	35,485	30%	31,846	29%	3,639	11%
Selling and administrative expenses	21,130	18%	20,674	19%	456	2%
Loss on disposition of assets	20	—	292	—	(272)	—
Amortization	497	—	248	—	249	100%
Operating income	13,838	12%	10,632	10%	3,206	30%
Interest expense, net	338	—	161	—	177	110%
Other income, net	(864)	—	(26)	—	(838)	—
Income before taxes	14,364	12%	10,497	10%	3,867	37%
Provision for taxes	4,123	3%	2,232	2%	1,891	85%
Net income	$10,241	9%	$8,265	8%	$1,976	24%
Diluted earnings per share	$0.80		$0.63
Operating income (loss) by region:
North America	$11,235		$11,384		$(149)	(1%)
Europe	(1,017)		(2,144)		1,127	53%
Asia Pacific	1,231		445		786	177%
China	2,389		947		1,442	152%
	$13,838		$10,632		$3,206	30%

The following are financial highlights from the fourth quarter of fiscal 2007:

•       Sales growth, excluding currency changes, was 10% in Europe, 13% in Asia Pacific and 44% in China. North America’s net sales, excluding $2 million of sales related to the PSM acquisition, decreased 2%. Prior year fourth quarter sales in North America were very strong. We do not believe the decrease in sales in North America is an indication of any loss of market share in the region.

•       Our overall gross profit in Europe was consistent with the prior year after excluding the restructuring costs from the closure of a facility in The Netherlands incurred in the prior year.

•       Selling and administrative costs decreased 2% after excluding currency changes. This decrease is due to lower consulting and general costs in Europe and lower personnel and warranty costs in North America.

•       The decrease in Europe’s operating loss is primarily due to $781,000 of additional restructuring costs incurred in fiscal 2006.

•       Increases in operating income in the Asia Pacific and China regions are a result of strong lift truck markets and higher gross profits. The improved results reflect the benefits of our China expansion, both in terms of lower production costs and the distribution of Chinese-made products to the Asia Pacific region.

•       The effective tax rate in the fourth quarter of fiscal 2007 was 29% as compared to 21% in the prior year. The current quarter rate reflects the benefit of an income tax refund received in China related to the recapitalization of our Chinese subsidiary. The prior quarter rate reflected the release of certain valuation allowances.

COMPARISON OF FISCAL 2006 AND FISCAL 2005

Executive Summary

	Year Ended January 31
	2006	2005	Change	Change %
	(In thousands except per share amounts)
Net sales	$450,503	$385,719	$64,784	17%
Operating income	$63,894	$47,777	$16,117	34%
Net income	$42,051	$28,490	$13,561	48%
Diluted earnings per share	$3.27	$2.24	$1.03	46%

We experienced strong sales growth in all regions in fiscal 2006. Globally forklift truck shipments were up 10%. The net sales increase is due to higher sales volumes and the full year’s effect of price increases made throughout fiscal 2005. The increase in operating income is primarily due to higher sales levels as gross profit remained consistent with the prior year. A lower effective tax rate in fiscal 2006 contributed to a higher level of net income.

North America

	Year Ended January 31
	2006	%	2005	%	Change	Change %
	(In thousands)
Net sales	$250,576	100%	$208,553	100%	$42,023	20%
Cost of goods sold	152,707	61%	128,175	61%	24,532	19%
Gross profit	97,869	39%	80,378	39%	17,491	22%
Selling and administrative	44,672	18%	43,661	21%	1,011	2%
Loss on disposition of assets	4		70		(66)
Amortization	151		145		6
Insurance litigation recovery	—		(1,300)		1,300
Environmental expense	—		155		(155)
Operating income	$53,042	21%	$37,647	18%	$15,395	41%

We experienced a net sales increase of $42 million or 20% in North America for fiscal 2006. The increase is due to higher volumes of shipments and the full year’s benefit of price increases made in fiscal

2005. Foreign currency fluctuations between the U.S. and Canadian dollar accounted for 1% of the increase in net sales. North American lift truck industry shipments from 2005 to 2006 increased 11%. We believe we maintained or increased our market share in North America during fiscal 2006.

Gross profit percentages in North America were 39% for both fiscal 2006 and 2005. We were essentially able to offset any general cost or material price increases with either cost reductions or sales price increases. We were affected by higher raw material costs and the sale in the United States of certain products manufactured in Canada. Sales of these products are in U.S. dollars but a significant portion of the costs are in Canadian dollars. The value of the U.S. dollar against the Canadian dollar decreased 9% in fiscal 2006.

Selling and administrative costs for fiscal 2006 increased 2% or $1.0 million over fiscal 2005. Excluding the effects of currency changes, these costs increased 1% or $491,000, due to miscellaneous general cost increases.

Fiscal 2005 results include income of $1.3 million related to the settlement of insurance litigation.

Europe

	Year Ended January 31
	2006	%	2005	%	Change	Change %
	(In thousands)
Net sales	$132,213	100%	$118,723	100%	$13,490	11%
Cost of goods sold	108,467	82%	95,094	80%	13,373	14%
Gross profit	23,746	18%	23,629	20%	117	0%
Selling and administrative	22,033	17%	23,574	20%	(1,541)	(7%)
Loss (gain) on disposition of assets	441		(71)		512
Amortization	1,264	1%	485	0%	779
Operating income (loss)	$8		$(359)		$367

Net sales in Europe for fiscal 2006 increased 11% to $132.2 million. Absent changes in foreign currency rates our net sales increased 13% in fiscal 2006. This increase was primarily the result of increased shipments and to a lesser extent sales price increases. Our sales in Europe for fiscal 2006 benefited from consistent demand in the lift truck market and additional production capacity from acquisitions, in particular from the purchase of a major German competitor in late fiscal 2005. European lift truck shipments in fiscal 2006 increased 3% over fiscal 2005.

The gross profit percentage in Europe fell from 20% in fiscal 2005 to 18% in fiscal 2006. The decrease is due primarily to $2.0 million of costs related to the closure of a manufacturing facility in The Netherlands as discussed below. The remainder of the decrease is due to additional maintenance and temporary labor costs in Germany.

During the third quarter of fiscal 2006, we closed our manufacturing facility in Hoorn, The Netherlands. At January 31, 2006 all production operations in Hoorn were integrated into other manufacturing facilities in Almere, The Netherlands and Verona, Italy. This closure allowed us to eliminate excess capacity for attachment products. The total direct costs for the plant closure of $2.0 million consisted of $1.0 million of employee termination costs and $1.0 million of costs to move production equipment. These costs are recorded in cost of goods sold. The liability recorded on the January 31, 2006 consolidated balance sheet related to the plant closure is not material. The consolidated balance sheet at January 31, 2006 includes current assets of $730,000 which represent property and equipment held for sale from the closure of the Hoorn facility.

European selling and administrative costs decreased 7% in fiscal 2006. Foreign currency fluctuations made up 1% of the decrease. The decrease is due to several factors, including lower warranty costs, reduced spending on information technology consulting and other general cost reductions. Fiscal 2006 costs also include $415,000 of costs related to employee terminations and closure of a German sales office.

Amortization costs increased in fiscal 2006 due to additional amortization of intangible assets in Italy.

Asia Pacific

	Year Ended January 31
	2006	%	2005	%	Change	Change %
	(In thousands)
Net sales	$45,471	100%	$39,095	100%	$6,376	16%
Cost of goods sold	33,077	73%	27,900	71%	5,177	19%
Gross profit	12,394	27%	11,195	29%	1,199	11%
Selling and administrative	7,803	17%	6,813	18%	990	15%
Gain on disposition of assets	(65)		(2)		(63)
Operating income	$4,656	10%	$4,384	11%	$272	6%

Asia Pacific net sales grew 16% to $45.5 million in fiscal 2006. Excluding currency changes, net sales increased 14%. The increase is due primarily to higher sales in Japan and Australia. Lift truck shipments in Asia Pacific increased 10% in fiscal 2006 over fiscal 2005.

The gross profit percentage dropped from 29% in fiscal 2005 to 27% in fiscal 2006. The decrease is due primarily to lower margins in Japan resulting from higher material costs and a change in product mix.

Selling and administrative costs in Asia Pacific for fiscal 2006 increased 15% over fiscal 2005. Excluding the effect of foreign currency changes, the increase was 13% from fiscal 2005. The increase is due to additional bad debt expenses, employee benefit costs and other general cost increases.

China

	Year Ended January 31
	2006	%	2005	%	Change	Change %
	(In thousands)
Net sales	$22,243	100%	$19,348	100%	$2,895	15%
Cost of goods sold	13,523	61%	11,368	59%	2,155	19%
Gross profit	8,720	39%	7,980	41%	740	9%
Selling and administrative	2,499	11%	1,841	10%	658	36%
Loss on disposition of assets	5		6		(1)
Amortization	28		28		—
Operating income	$6,188	28%	$6,105	31%	$83	1%

Net sales in China increased 15% to $22.2 million in fiscal 2006. Our net sales growth is consistent with the expansion of the Chinese economy. Lift truck shipments in China increased 11% in fiscal 2006.

Our gross profit percentage in China decreased to 39% in fiscal 2006. We are seeing more competition in our efforts to maintain and expand our market share in China. We also had a higher percentage of OEM product sales in fiscal 2006, which have lower gross profits.

As a part of our overall capital expansion plan in China, we are currently taking steps to upgrade equipment and further develop our manufacturing processes at our facility in Xiamen, China.

Selling and administrative costs in China have increased 36% in fiscal 2006. These increases are due to additional employee benefit costs, professional fees and bad debt expenses.

Non-Operating Items

Our interest expense in fiscal 2006 decreased 23% in comparison with fiscal 2005. The reduction reflects lower debt levels due to our scheduled paydown of long-term debt.

Consolidated interest income increased $417,000 through increased investing activity in fiscal 2006.

Our effective tax rate for fiscal 2006 decreased to 32% in comparison to 37% in fiscal 2005. This decrease was due to the release of valuation allowances against certain foreign subsidiary capital losses and accruals, as well as higher levels of pre-tax income in lower tax jurisdictions of foreign entities. These benefits were reduced by the recording of additional valuation allowances against certain foreign subsidiary net operating losses.

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the three years ended January 31, 2007 by classifying transactions into three major categories of activities: operating, investing and financing.

Operating

Our main source of liquidity is cash generated from operating activities. This consists of net income adjusted for noncash operating items such as depreciation and amortization, share-based compensation, gains and losses on disposition of assets and deferred income taxes, as well as changes in operating assets and liabilities.

Net cash provided by operating activities was $57.1 million in fiscal 2007 as compared to $50.4 million in fiscal 2006. The increase in fiscal 2007 was due to higher levels of net income and share-based compensation and a decrease in inventory, excluding the impact of foreign currency. These changes were offset by an increase in accounts receivable and prepaid expenses and a decrease in accounts payable and accrued expenses.

Our net cash provided by operating activities increased to $50.4 million in fiscal 2006 from $37.8 million in fiscal 2005. The increase in fiscal 2006 was due to higher levels of net income and depreciation and amortization.

Investing

The principal recurring investing activities are capital expenditures. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Capital expenditures by geographic segment were as follows (in thousands):

	Year ended January 31
	2007	2006	2005
North America	$6,174	$5,923	$8,101
Europe	2,469	3,189	4,640
Asia Pacific	481	336	301
China	8,954	1,132	539
	$18,078	$10,580	$13,581

China’s capital expenditures for fiscal 2007 include costs related to the construction of two new manufacturing facilities. These facilities are expected to be operational by the second quarter of fiscal 2008. We expect to make additional investments in China of up to $5 million related to the expanded operations.

We believe the level of capital expenditures is sufficient to meet operational requirements. We expect capital expenditures in fiscal 2008, including capital expenditures in China, to be approximately $20 million.

We held marketable securities of $23 million at January 31, 2006. We held no marketable securities at January 31, 2007. These securities consisted of auction rate and variable rate demand notes issued by various state agencies throughout the United States. We classified these securities as available-for-sale securities. These securities were insured either through third party agencies, reinsured through the U.S. federal government or secured by a letter of credit from a bank. There were no realized or unrealized gains or losses related to our marketable securities during the fiscal years ended January 31, 2007, 2006 and 2005. The securities held at January 31, 2006 were long-term instruments maturing through 2039; however, the interest rates and maturities were reset approximately every month, at which time we could sell the securities. Accordingly, we classified the securities as short-term in the consolidated balance sheet. Interest rates on the securities ranged from 3.0% to 4.3% per annum.

During fiscal 2007, we purchased the assets of PSM, a manufacturer of construction attachments located in Woodinville, Washington. The total purchase price for the assets was approximately $40.3 million, net of assumed liabilities.

During fiscal 2005, we completed the acquisition of the assets of Falkenroth Foerdertechnik, GmbH in Schalksmuhle, Germany. The aggregate purchase price paid in cash for Falkenroth, net of assumed liabilities, was $6.2 million.

Proceeds from the sale of securities received as a reversion from a pension plan terminated in 1997 were $1.0 million during fiscal 2005.

Financing

We continue to make our annual $12.5 million senior notes payment, with the final payment to be made during the fourth quarter of fiscal 2008. To fund various initiatives, we entered into a $125 million credit agreement during the fourth quarter of fiscal 2007. Net borrowings against this line of credit was $34 million as of January 31, 2007.

During the third quarter of fiscal 2007, we started a program to repurchase common stock of up to $80 million over a two-year period. As of January 31, 2007 we repurchased 757,000 shares for $36.5 million, net of $2.3 million recorded as a liability on our consolidated balance sheet.

We declared dividends of $0.61, $0.54 and $0.45 per share in fiscal 2007, 2006, and 2005, respectively. Cash paid for dividends was $7.6 million, $6.7 million, and $5.5 million in fiscal 2007, 2006 and 2005, respectively.

The issuance of common stock related to the exercise of share-based awards generated $3.4 million, $2.8 million and $1.6 million of cash in fiscal 2007, 2006 and 2005, respectively.

FINANCIAL CONDITION AND LIQUIDITY

Working capital, defined as current assets less current liabilities at January 31, 2007 was $113.1 million as compared to $125.0 million of working capital at January 31, 2006. Our current ratio, defined as current assets divided by current liabilities, at January 31, 2007 was 2.6 to 1 in comparison to 2.9 to 1 at January 31, 2006.

Total outstanding debt, including notes payable to banks, at January 31, 2007 was $51.1 million in comparison with $29.9 million at January 31, 2006. Our debt agreements contain covenants relating to net worth and leverage ratios. We are in compliance with debt covenants at January 31, 2007. Borrowing arrangements currently in place with commercial banks provide available lines of credit totaling $125 million. As of January 31, 2007, we had outstanding borrowings of $34 million, with an additional $3.2 million committed through the issuance of letters of credit. Average interest rates on notes payable to banks were 4.9% at January 31, 2007 and 3.0% at January 31, 2006.

We believe our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditure and debt retirement requirements for fiscal 2008.

OTHER MATTERS

As of January 31, 2007, we maintain defined benefit pension plans in England and France covering certain employees. We calculate the net periodic pension costs related to our defined benefit plans on an annual basis. We have recorded a minimum pension liability, net of tax, of $1.5 million at January 31, 2007 to reflect the extent our pension liability exceeds the fair value of plan assets. The unrecognized loss for all defined benefit plans of $2.2 million at January 31, 2007 will continue to be recognized over the remaining service period of the employees. The combined accumulated pension obligation and unfunded benefit obligation for our defined benefit plans at January 31, 2007 is $9.8 million and $2.2 million, respectively. We have recorded the unfunded benefit obligation, the minimum pension liability, as a liability and reduction in shareholders’ equity on the consolidated balance sheet at January 31, 2007.

We maintain a postretirement health care benefit plan in the United States consisting of health care coverage for approximately 180 eligible retirees and qualifying dependents. Another 117 current employees, all over 52 years of age, will be eligible to participate upon retirement. No additional employees will be eligible to participate in the plan. The postretirement plan is currently unfunded with an accumulated postretirement benefit obligation of $7.5 million at January 31, 2007. During fiscal 2007 we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” that required us to record a minimum postretirement liability, net of tax, of $657,000 at January 31, 2007. See “Recent Accounting Pronouncements” for additional information. We have recorded the unfunded benefit obligation as a liability and the minimum postretirement liability as a reduction in shareholders’ equity on the consolidated balance sheet at January 31, 2007. During fiscal 2007 our cost for the plan increased due to increasing health care costs, however the January 31, 2007 benefit obligation decreased compared to January 31, 2006 due to an increase to the discount rate and a reduction in the number of participants covered under the plan. The actual increases in health care costs in recent years have been in excess of our assumed trend rates. We have implemented significant increases in the level of contributions required from eligible retirees and qualifying dependents to mitigate the overall cost of the plan. In addition, recent changes in Medicare laws have reduced overall plan costs. Due to the continued trend of increasing health care costs the overall cost of the plan may continue to rise in future years. We will continue to investigate various options with this plan and our defined benefit plans to mitigate future cost increases. We currently have no plans to fund our postretirement plan.

We are currently engaged in ongoing environmental remediation efforts at both of our Fairview, Oregon and Springfield, Ohio manufacturing facilities. Current estimates provide for some level of remediation activities in Fairview through 2019 and Springfield through 2013. Costs of certain remediation activities at the Fairview facility are shared with The Boeing Company, with Cascade paying 70% of actual remediation costs. During fiscal 2007, the environmental liability decreased due to ongoing payments at both the Fairview and Springfield sites. No other adjustments to the liability were deemed necessary. The liability for all ongoing remediation efforts is $6.9 million and $7.9 million at January 31, 2007 and 2006, respectively. The accrued environmental expenses recorded as a current liability of $1.0 million on the consolidated balance sheet at January 31, 2007 represent our estimated cash expenditure for ongoing remediation activities for the fiscal year ending January 31, 2008.

The following summarizes our contractual obligations and commitments as of January 31, 2007:

	Payment due by period
		Less than	2-3	4-5	Greater than
	Total	1 year	years	years	5 years
	(In thousands)
Notes payable to banks	$4,546	$4,546	$—	$—	$—
Long-term debt	46,573	12,573	—	34,000	—
Estimated interest payments	11,137	2,897	4,120	4,120	—
Operating leases	9,030	2,887	4,289	1,854	—
Defined benefit pension obligations(1)	9,899	629	1,247	952	7,071
Postretirement benefit obligation(2)	—	—	—	—	—
Total	$81,185	$23,532	$9,656	$40,926	$7,071

(1)          Represents committed and current minimum funding requirements for all plans. The total payments due in the future may vary from these estimates based on actual returns on plan assets, changes in assumptions, plan modifications and actuarial gains and losses. See additional discussion of these key assumptions and estimates in “Critical Accounting Policies and Estimates” below and Note 8 to Consolidated Financial Statements (Item 8).

(2)          Our postretirement benefit obligation related to healthcare coverage for certain retired employees is funded on a pay-as-you-go basis. Payments under the plan are not included herein. See “Critical Accounting Policies and Estimates” below and Note 8 to Consolidated Financial Statements (Item 8).

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

Impairment of Goodwill

We review goodwill for impairment either annually or when events or changes in circumstances indicate the carrying value of the assets might exceed their current fair values. The review is performed for reporting units including North America, Europe, PSM and Australia. Certain factors we consider important which could trigger an impairment review, at an interim date outside of the annual review, include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or our overall business and significant industry or economic trends. The impairment review is based on a discounted projected cash flow model that uses estimates of future sales, sales growth rates, gross profits, expense and capital expenditure levels, a discount rate and estimated terminal values to determine the fair value of the operating entities should an impairment exist. We use our weighted average cost of capital (WACC) to discount future cash flows for goodwill impairment tests. The WACC is the expected rate of return based on our existing debt and equity capital structure. Changes in these and other factors could result in impairments in the carrying value of goodwill, which would require a writedown to the asset’s fair value. If actual results are not consistent with our assumptions and judgments, we could be exposed to a material impairment charge.

We are continuing to pursue a number of initiatives in Europe to improve our financial performance of our European business. Our goodwill impairment test for Europe assumes the future operating results will reflect the benefits of our efforts. While these results are not inconsistent with our past operating results, they do reflect improvements over our recent financial results. If we do not realize these improvements it could result in an impairment of our goodwill in Europe in the future.

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

The assumed rate of return on plan assets for our defined benefit plans is evaluated on an annual basis. We select the assumed rate of return based on information considering historical returns, our current and target asset allocation and the expected returns by asset class. We believe this assumption is reasonable given the asset composition and long-term historic trends. Our discount rate reflects the rate at which the pension benefits could be effectively settled. We increased our discount rate assumption to determine the January 31, 2007 liability to 5.2% from 4.7% at January 31, 2006 due to the market increases in interest rates during the year. Our most significant defined benefit plan is in England so interest rates on high-quality corporate bonds in that market have more influence on the overall discount rate.

Our discount rate, used to determine the liability for our postretirement plan, increased to 5.75% at January 31, 2007 from the discount rate of 5.5% at January 31, 2006. We determine our discount rate using a “yield curve expected benefit payment” methodology. This methodology uses individual curve rates to discount each future years’ expected plan benefit payments. We select our health care cost trend rates based on recent plan experience and expectations about future increases in plan costs. We assume health care costs in fiscal 2008 will increase by 10% and future increases will decline by 1% per year until 4.5% is reached in 2013. The following presents the sensitivity of the key postretirement plan assumptions (in thousands):

Increase
The following presents the sensitivity of a 1% decrease in the discount rate:
Effect on net periodic benefit cost	$156
Effect on postretirement benefit obligation	$924
The following presents the sensitivity of a 1% increase in the health care cost trend:
Effect on net periodic benefit cost	$235
Effect on postretirement benefit obligation	$905

Share-based Compensation

Effective May 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (123R). SFAS 123R addresses the accounting for stock-based compensation in which we receive employee services in exchange for our equity instruments. Stock-based compensation is calculated using a fair value method. Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the service period the award is expected to vest. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our common stock and expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. We consider many factors when estimating expected forfeitures, including types of awards, award recipient class and historical experience. Significant changes in the assumptions for future awards and actual forfeiture rates could materially impact share-based compensation expense and our results of operations. Subsequent changes in forfeiture rates will be recorded as a cumulative adjustment in the period estimates are revised. See Notes 2 and 9 to the Consolidated Financial Statements (Item 8) for further discussion of our share-based awards and the related accounting treatment.

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

OFF BALANCE SHEET ARRANGEMENTS

At January 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 151—In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 (SFAS 151), “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “.under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 were effective for us on February 1, 2006. The adoption of SFAS 151 did not have a material impact on our financial position or results of operations.

SFAS 154—In May 2005, the FASB issued SFAS No. 154 (SFAS 154), “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires the application of a change in accounting principle be applied to prior accounting periods presented as if that principle had always been used. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 at the beginning of fiscal 2007 did not have an effect on our consolidated financial statements.

FIN 48—In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FASB Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the impact of FASB Interpretation No. 48 on our financial statements. Application of this interpretation is required for our financial statements at the beginning of fiscal year ended January 31, 2008.

SFAS 157—In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 provides a common definition of fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the impact of SFAS 157 on our financial statements. Application of SFAS 157 is required for our financial statements for the fiscal year beginning February 1, 2008.

SFAS 158—In September 2006, the FASB issued SFAS No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87,

88, 106, and 132(R).” This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. Presently, we use a December 31 measurement date for the postretirement benefit plan, which will have to change to coincide with our January 31 fiscal year-end date. We adopted SFAS 158 for our financial statements for the fiscal year ended January 31, 2007, except for the measurement date provision, which is effective for the fiscal year ending January 31, 2009. The impact of adopting SFAS 158 increased the employee benefit liability on our consolidated balance sheet by $1.0 million and decreased shareholders’ equity by $657,000, net of tax.

SAB 108—In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material. Application of SAB 108 did not have an impact on our consolidated financial statements for the fiscal year ending January 31, 2007.

SFAS 159—In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS 159 allows companies the choice to measure many financial instruments and certain other items at fair value. Application of SFAS 159 is required for our financial statements beginning February 1, 2008. We are currently reviewing the impact of this pronouncement on our consolidated financial statements.

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

The table below illustrates the hypothetical increase or decrease in fiscal 2007 net sales of a 10% change in the U.S. dollar against foreign currencies which impact our operations (in millions):

Euro	$10.6
Chinese yuan	$3.0
British pound	$2.8
Canadian dollar	$2.5
Other currencies (representing 11% of consolidated net sales)	$5.2

We enter into foreign currency forward exchange contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The principal currencies hedged are denominated in Japanese yen, Canadian dollars, Euros and British pounds. Our foreign currency forward exchange contracts have terms lasting up to six months, but generally less than one month. We do not enter into derivatives or other financial instruments for trading or speculative purposes. See Note 11 to the Consolidated Financial Statements (Item 8).

A majority of our products are manufactured using steel as a primary raw material and steel based components as purchased parts. As such, our cost of goods sold is sensitive to fluctuations in steel prices, either directly through the purchase of steel as raw material or indirectly through the purchase of steel based components.

Presuming that the full impact of commodity steel price increases is reflected in all steel and steel based component purchases, we estimate our gross profit percentage would decrease by approximately 0.3% for each 1.0% increase in commodity steel prices. Based on our statement of income for the year ended January 31, 2007, a 1.0% increase in commodity steel prices would have decreased consolidated gross profit by approximately $1.3 million.

During fiscal 2007, we experienced some increases in prices for steel and steel components. We have continued to move aggressively to offset these increases through a variety of means, including sales price increases, cost reduction activities and alternative sourcing arrangements. In general we were more successful in North America, China and Asia Pacific in realizing the full benefits of these mitigating measures. In Europe the measures have not been as successful, resulting in some erosion of gross profit for certain products. During fiscal 2008 we are expecting some additional material price increases and will continue to implement mitigating measures where needed.

Item 8.                        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cascade Corporation

We have completed integrated audits of Cascade Corporation’s consolidated financial statements and of its internal control over financial reporting as of January 31, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cascade Corporation and its subsidiaries (the “Company”) at January 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006 and the manner in which it accounts for defined benefit pension and other post retirement plans effective January 31, 2007.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Pacific Services & Manufacturing, Inc. (“PSM”) from its assessment of internal control over financial reporting as of January 31, 2007 because it was acquired by the Company in a purchase business combination during fiscal 2007. We have also excluded PSM from our audit of internal control over financial reporting. PSM is a wholly-owned subsidiary whose total assets and total revenues represent 12% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 31, 2007.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Portland, Oregon

April 13, 2007

Cascade Corporation
Consolidated Statements of Income

	Year Ended January 31
	2007	2006	2005
	(In thousands, except per share amounts)
Net sales	$478,850	$450,503	$385,719
Cost of goods sold	328,870	307,774	262,537
Gross profit	149,980	142,729	123,182
Selling and administrative expenses	80,709	77,007	75,889
Loss (gain) on disposition of assets	(552)	385	3
Amortization	1,472	1,443	658
Insurance litigation recovery	—	—	(1,300)
Environmental expenses	—	—	155
Operating income	68,351	63,894	47,777
Interest expense	2,294	2,741	3,570
Interest income	(1,894)	(979)	(562)
Other income, net	(1,304)	(95)	(218)
Income before provision for income taxes	69,255	62,227	44,987
Provision for income taxes	23,774	20,176	16,497
Net income	$45,481	$42,051	$28,490
Basic earnings per share	$3.64	$3.40	$2.34
Diluted earnings per share	$3.48	$3.27	$2.24
Basic weighted average shares outstanding	12,505	12,354	12,164
Diluted weighted average shares outstanding	13,071	12,850	12,726

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation
Consolidated Balance Sheets

	As of January 31
	2007	2006
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$36,593	$35,493
Marketable securities	—	23,004
Accounts receivable, less allowance for doubtful accounts of $1,515 and $1,415	74,992	67,020
Inventories	58,280	56,996
Deferred income taxes	4,481	3,232
Prepaid expenses and other	8,609	5,373
Total current assets	182,955	191,118
Property, plant and equipment, net	84,151	75,374
Goodwill	99,498	78,820
Deferred income taxes	11,817	11,851
Intangible assets, net	17,026	2,187
Other assets	1,985	1,933
Total assets	$397,432	$361,283
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$4,546	$4,741
Current portion of long-term debt	12,573	12,681
Accounts payable	26,008	25,124
Accrued payroll and payroll taxes	9,391	8,710
Accrued environmental expenses	1,024	984
Other accrued expenses	16,283	13,916
Total current liabilities	69,825	66,156
Long-term debt, net of current portion	34,000	12,500
Accrued environmental expenses	5,838	6,951
Deferred income taxes	2,798	4,009
Employee benefit obligations	9,719	9,114
Other liabilities	3,616	3,147
Total liabilities	125,796	101,877
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, $.50 par value, 20,000 authorized shares; 12,070 and 12,536 shares issued and outstanding	6,035	6,268
Additional paid-in capital	—	21,590
Retained earnings	253,307	223,867
Accumulated other comprehensive income	12,294	7,681
Total shareholders’ equity	271,636	259,406
Total liabilities and shareholders’ equity	$397,432	$361,283

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except per share amounts)

	Common Stock		Additional Paid-In	Unamortized Deferred	Retained	Accumulated Other Comprehensive	Annual Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Income (Loss)
Balance at January 31, 2004	12,102	$6,051	$11,111	$—	$165,495	$1,031
Net income	—	—	—	—	28,490	—	$28,490
Dividends ($.45 per share)	—	—	—	—	(5,478)	—	—
Common stock issued	122	61	1,555	—	—	—	—
Tax benefit from exercise of stock options	—	—	340	—	—	—	—
Deferred compensation from stock appreciation rights	—	—	6,998	(6,998)	—	—	—
Amortization of deferred compensation	—	—	—	2,492	—	—
Translation adjustment	—	—	—	—	—	6,735	6,735
Balance at January 31, 2005	12,224	6,112	20,004	(4,506)	188,507	7,766	$35,225
Net income	—	—	—	—	42,051	—	$42,051
Dividends ($.54 per share)	—	—	—	—	(6,691)	—	—
Common stock issued	312	156	2,631	—	—	—	—
Tax benefit from exercise of stock options	—	—	1,183	—	—	—	—
Deferred compensation from stock appreciation rights	—	—	(4,734)	4,734	—	—	—
Share-based compensation	—	—	2,506	(228)	—	—	—
Translation adjustment	—	—	—	—	—	592	592
Minimum pension liability adjustment, net of tax benefit of $393	—	—	—	—	—	(677)	(677)
Balance at January 31, 2006	12,536	6,268	21,590	—	223,867	7,681	$41,966
Net income	—	—	—	—	45,481	—	$45,481
Dividends ($.61 per share)	—	—	—	—	(7,603)	—	—
Common stock issued	291	145	3,296	—		—	—
Tax benefit from exercise of stock options	—	—	1,083	—	—	—	—
Common stock repurchase	(757)	(378)	(30,002)		(8,438)		—
Share-based compensation	—	—	4,033	—	—	—	—
Translation adjustment	—	—	—	—	—	4,008	4,008
Minimum pension/postretirement liability adjustment, net of tax benefit of $360	—	—	—	—	—	605	605
Balance at January 31, 2007	12,070	$6,035	$—	$—	$253,307	$12,294	$50,094

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Consolidated Statements of Cash Flows

	Year Ended January 31
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$45,481	$42,051	$28,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,225	16,005	14,570
Share-based compensation	4,033	2,278	2,492
Deferred income taxes	(1,132)	(2,995)	2,062
Loss (gain) on disposition of assets	(552)	385	3
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(3,878)	2,023	(12,803)
Inventories	2,898	(12,026)	(8,320)
Prepaid expenses and other	(2,667)	(141)	34
Accounts payable and accrued expenses	863	2,378	8,342
Current income tax payable and receivable	(3,159)	245	2,210
Other assets and liabilities	(3)	222	728
Net cash provided by operating activities	57,109	50,425	37,808
Cash flows from investing activities:
Capital expenditures	(18,078)	(10,580)	(13,581)
Sale of marketable securities	36,604	71,549	21,246
Purchase of marketable securities	(13,600)	(93,050)	(17,791)
Business acquisitions	(40,255)	—	(6,236)
Proceeds from sale of assets	1,747	358	314
Other assets	—	—	147
Proceeds from sale of investment	—	—	1,044
Net cash used in investing activities	(33,582)	(31,723)	(14,857)
Cash flows from financing activities:
Cash dividends paid	(7,603)	(6,691)	(5,478)
Payments on long-term debt and capital leases	(38,033)	(12,922)	(13,026)
Notes payable to banks, net	(2,501)	2,452	(344)
Proceeds from long-term debt	58,000	—	—
Common stock issued under share-based compensation plans	3,441	2,787	1,616
Common stock repurchased	(36,540)	—	—
Excess tax benefit from exercise of share-based compensation awards	1,083	1,183	340
Net cash used in financing activities	(22,153)	(13,191)	(16,892)
Effect of exchange rate changes	(274)	(500)	(1,161)
Change in cash and cash equivalents	1,100	5,011	4,898
Cash and cash equivalents at beginning of year	35,493	30,482	25,584
Cash and cash equivalents at end of period	$36,593	$35,493	$30,482

Supplemental disclosure of noncash information:

See Note 7 to Consolidated Financial Statements

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation
Notes to Consolidated Financial Statements

Note 1—Description of Business

Cascade Corporation is an international company engaged in the manufacture of materials handling products that are widely used on industrial lift trucks and, to a lesser extent, on construction, mining and agricultural vehicles. Accordingly, our sales are largely dependent on the sales of lift trucks and on the sales of replacement parts. Our sales are made throughout the world, but primarily in North America and Europe. We are headquartered in Fairview, Oregon, employing approximately 2,100 people and maintaining operations in 15 countries outside the United States.

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

Marketable Securities

Marketable securities consisted of auction rate and variable rate demand note securities issued by various state agencies throughout the United States. We classified these securities as available-for-sale securities. These securities were insured either through third party agencies, reinsured through the federal government or secured by a letter of credit from a bank. The specific identification method was used to determine the cost of securities sold. There were no realized or unrealized gains or losses related to our marketable securities. The securities were long-term instruments maturing through 2039; however, the interest rates and maturities were reset approximately every month, at which time we could have sold the securities. Accordingly, we have classified the securities as current assets in our consolidated balance sheets.

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

Inventories

Inventories are stated at the lower of average cost or market. Cost is computed on a standard basis, which approximates actual cost.

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

Intangible Assets

Intangible assets represent items such as customer relationships, intellectual property, primarily patents and trade names, and non-compete agreements that are assigned a fair value at the date of acquisition. We amortize these finite-lived assets on a straight-line basis over the periods that expected economic benefits will be provided. Useful lives range from six to ten years for customer relationships, four to ten years for intellectual property and one to five years for other intangible assets.

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the fair value of the net identifiable assets acquired. We perform an annual review for impairment at the reporting unit level, North America, Europe, PSM and Australia. The tests are performed by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. The factors considered in performing this assessment include current and projected future operating results and changes in the intended uses of the assets, as well as the effects of obsolescence, demand, competition, and other industry and economic trends. We have completed our annual review for impairment and determined that there has been no impairment of goodwill.

Impairment of Long-Lived Assets

Long-lived assets, primarily property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the assets and eventual disposition in comparison with the carrying value. Measurement of an impairment loss for long-lived assets that we expect to hold and use is based on the fair value of the asset.

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

During the third quarter of fiscal 2007, we started a program to repurchase common stock of up to $80 million over a two-year period. As of January 31, 2007 we repurchased 757,000 shares for $36.5 million, net of $2.3 million recorded as a liability on our consolidated balance sheet. The repurchase of shares of common stock is recorded as a reduction in additional paid-in capital until the account balance is zero, then future repurchases are recorded as a reduction in retained earnings.

Minimum Pension/Postretirement Liability Adjustment

We record a minimum pension/postretirement liability adjustment to the extent that the accumulated benefit obligation exceeds the fair value of plan assets and accrued pension/postretirement liabilities. This adjustment is reflected as a reduction in shareholders’ equity, net of income tax benefits. During the year ended January 31, 2007, we adopted Statement of Financial Accounting Standards (SFAS) No. 158 (SFAS 158) “Employees’ Accounting for Defined Benefit Pension and Other Post retirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” See Note 8 “Benefit Plans” for further details regarding our accounting under SFAS 158.

Share-Based Compensation

Prior to May 1, 2005 we accounted for our stock options under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” which permitted the use of intrinsic value accounting. No stock-based compensation cost was reflected in net income for stock options, as all options granted had an exercise price equal to the market price of the underlying common stock on the date of grant. We had adopted disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure-an Amendment of FASB Statement No. 123.”

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

In the second quarter of fiscal 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (123R). This standard is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB 25 and FIN 28. SFAS 123R addresses the accounting for share-based compensation in which we receive employee services in exchange for our equity instruments. Under SFAS 123R, we are required to recognize compensation cost for share-based compensation issued to or purchased by employees, net of estimated forfeitures, under share-based compensation plans using a fair value method. We adopted SFAS 123R using the modified prospective method as of May 1, 2005. Accordingly, no prior periods were restated. Under this method, we recorded compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remained outstanding as of the beginning of the period of adoption. See Note 9, “Share-based Compensation” for further details regarding our accounting under SFAS 123R.

The following table illustrates the pro forma effect on net income and earnings per share if we had recorded compensation expense based on the fair value method for all share-based compensation awards (in thousands, except per share amount):

	Year Ended January 31
	2007	2006	2005
	(In thousands, except per share amounts)
Net income—as reported	$45,481	$42,051	$28,490
Add: SARS amortization, net of income taxes of $80 in 2006 and $822 in 2005	—	(148)	1,671
Net income excluding SARS amortization	45,481	41,903	30,161
Deduct: total stock-based compensation, net of income taxes of $140 in 2006 and $499 in 2005, determined under fair value based method	—	(297)	(1,115)
Net income—pro forma	$45,481	$41,606	$29,046
Basic earnings per share—as reported	$3.64	$3.40	$2.34
Basic earnings per share—pro forma	$3.64	$3.37	$2.39
Diluted earnings per share—as reported	$3.48	$3.27	$2.24
Diluted earnings per share—pro forma	$3.48	$3.24	$2.28

We calculated share-based compensation cost using the Black-Scholes option pricing model. The range of assumptions used to compute share-based compensation are as follows:

	Year Ended January 31
	2007	2006	2005
Risk-free interest rate	5.0%	4.1%	3.8%
Expected volatility	41%	40%	42%
Expected dividend yield	1.6%	1.1%	2.1%
Expected life (in years)	6	6	5
Weighted average fair value at date of grant	$15.24	$17.86	$7.46

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

Environmental Remediation

We accrue environmental costs if it is probable a liability has been incurred at the financial statement date and the amount can be reasonably estimated. Recorded liabilities have not been discounted. Environmental compliance and legal costs are expensed as incurred. Assets related to the reimbursement of amounts expended for environmental expenses are recognized only when realization is probable.

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

Collectibility is reasonably assured—Based on our credit management policies, we generally believe collectibility is reasonably assured when product is shipped to a customer. Provisions for uncollectible accounts and return allowances are recorded at the time revenue is recognized based on our historical experience.

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

Research and Development Costs

Research and development costs are expensed as incurred and are related to developing new products and to improving existing products or processes. These costs primarily include salaries, supplies, legal costs related to patents and design costs. We incurred research and development costs of $3.8 million, $3.3 million, and $3.2 million for the years ended January 31, 2007, 2006 and 2005, respectively.

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

We manage our credit risk on marketable securities by limiting the size of any one holding to 5% of the total issue, requiring a minimum issue size of $50 million and limiting the investment in any one issue to $5 million, except for obligations of U.S. government agencies.

Accounts receivable are with a large number of customers, primarily equipment manufacturers and dealers, dispersed across a wide geographic base. No single customer accounts for more than 10% of our consolidated net sales. Our consolidated net sales for the years ended January 31, 2007, 2006 and 2005 to all original equipment manufacturers (OEM) customers were 45%, 45% and 40% of total net sales, respectively. This percentage is consistent with recent years. We perform on-going credit evaluations and do not require collateral. Allowances are maintained for potential credit losses when deemed necessary.

See Note 11 for discussion of foreign currency forward exchange contracts.

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

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if stock options and SARS were exercised or converted into common stock using the treasury stock method.

Recent Accounting Pronouncements

SFAS 151—In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 (SFAS 151), “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “….under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges…” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 were effective for us on February 1, 2006. The adoption of SFAS 151 did not have a material impact on our financial position or results of operations.

SFAS 154—In May 2005, the FASB issued SFAS No. 154 (SFAS 154), “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires the application of a change in accounting principle be applied to prior accounting periods presented as if that principle had always been used. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 at the beginning of fiscal 2007 did not have an effect on our consolidated financial statements.

FIN 48—In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FASB Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the impact of FASB Interpretation No. 48 on our financial statements. Application of this interpretation is required for our financial statements at the beginning of fiscal year ended January 31, 2008.

SFAS 157—In September 2006, the FASB issued SFAS No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 provides a common definition of fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the impact of SFAS 157 on our financial statements. Application of SFAS 157 is required for our financial statements for the fiscal year beginning February 1, 2008.

SFAS 158—In September 2006, the FASB issued SFAS No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. Presently, we use a December 31 measurement date for the postretirement benefit plan, which will need to change to coincide with our January 31 fiscal year-end date. We adopted SFAS 158 for our financial statements for the fiscal year ended January 31, 2007, except for the measurement date provision, which is effective for the fiscal year ending January 31, 2009. The impact of adopting SFAS 158 increased the employee benefit liability on our consolidated balance sheet by $1.0 million and decreased shareholders’ equity by $657,000, net of tax.

SAB 108—In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material. Application of SAB 108 did not have an impact on our consolidated financial statements for the fiscal year ending January 31, 2007.

SFAS 159—In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” SFAS 159 allows companies the choice to measure many financial instruments and certain other items at fair value. Application of SFAS 159 is required for our financial statements beginning February 1, 2008. We are currently reviewing the impact of this pronouncement on our consolidated financial statements.

Note 3—Inventories

	January 31
	2007	2006
	(In thousands)
Finished goods and components	$36,716	$37,236
Work in process	399	620
Raw materials	21,165	19,140
	$58,280	$56,996

Note 4—Property, Plant and Equipment

	January 31
	2007	2006
	(In thousands)
Land	$6,069	$6,415
Buildings	48,201	42,558
Machinery and equipment	164,481	149,259
	218,751	198,232
Accumulated depreciation	(134,600)	(122,858)
	$84,151	$75,374

Depreciation expense for the years ended January 31, 2007, 2006 and 2005, was $13.8 million, $14.6 million and $13.9 million, respectively.

Note 5—Debt

	January 31
	2007	2006
	(In thousands)
$125 million revolving line of credit, variable interest rate payable at 6.06% at January 31, 2007, principal payable in fiscal 2012.	$34,000	$—
Senior notes, interest at 6.92% payable semi-annually, principal due annually through fiscal 2008	12,500	25,000
Other debt	73	181
	46,573	25,181
Less current portion	(12,573)	(12,681)
Long-term debt	$34,000	$12,500

Our debt agreements contain covenants relating to net worth and leverage ratios. We were in compliance with these covenants at January 31, 2007. The average interest rate on notes payable to banks was 4.9% during fiscal 2007 and 3.0% during fiscal 2006.

Borrowing arrangements currently in place with commercial banks provide available lines of credit totaling $125 million, of which $3.2 million were being used at January 31, 2007 through the issuance of letters of credit. Borrowings under lines of credit were $34 million at January 31, 2007. Amounts under the lines of credit bear interest at LIBOR plus a margin, based on certain Company financial ratios. As of January 31, 2007 the interest rate was LIBOR plus a margin of 0.75%. Commitment fees on unused amounts are 0.225%.

Future maturities of long-term debt are as follows (in thousands):

Year ended January 31
2008	$12,573
2012	34,000
$46,573

Note 6—Income Taxes

	Year Ended January 31
	2007	2006	2005
	(In thousands)
Provision (benefit) for income taxes consisted of:
Current:
Federal	$11,056	$12,397	$8,398
State	1,582	1,459	1,554
Foreign	12,268	9,789	7,096
	24,906	23,645	17,048
Deferred:
Federal	(593)	(1,160)	(792)
State	(91)	13	242
Foreign	(448)	(2,322)	(1)
	(1,132)	(3,469)	(551)
Total provision for income taxes	$23,774	$20,176	$16,497
Income before provision for income taxes was as follows:
United States	$36,443	$36,139	$26,536
Foreign	32,812	26,088	18,451
	$69,255	$62,227	$44,987

Reconciliation of the federal statutory rate to the effective tax rate is as follows:

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.3	1.5	2.1
Tax on foreign earnings	0.5	(1.1)	(1.4)
U.S. export sales	(0.3)	(0.7)	(0.7)
International financing	(0.5)	(0.9)	(1.7)
Stock options	0.5	0.6	—
Manufacturing deduction	(0.2)	(0.4)	—
Net change in valuation allowance	(2.0)	(1.6)	3.9
Other	—	—	(0.5)
Effective income tax rate	34.3%	32.4%	36.7%

The components of deferred income tax assets and liabilities recorded on the consolidated balance sheet are as follows (in thousands):

	January 31
	2007	2006
Deferred tax assets:
Accruals	$3,555	$2,075
Environmental	2,556	2,964
Employee benefits	6,230	4,869
Foreign tax credits	6,270	9,961
Foreign net operating losses	9,867	8,860
Foreign capital losses	1,041	1,175
Other	1,033	1,378
	30,552	31,282
Less: Valuation allowance	(8,752)	(9,603)
	21,800	21,679
Deferred tax liabilities:
Depreciation	(4,596)	(5,830)
Cumulative translation adjustment	(1,865)	(2,848)
Other	(1,839)	(1,927)
	(8,300)	(10,605)
Total net deferred tax asset	$13,500	$11,074

The net deferred tax asset is presented in our consolidated balance sheets as follows (in thousands):

	January 31
	2007	2006
Deferred income taxes—current asset	$4,481	$3,232
Deferred income taxes—long-term asset	11,817	11,851
Deferred income taxes—long-term liability	(2,798)	(4,009)
	$13,500	$11,074

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. We consider taxable income in prior carryback years to the extent permitted under the tax law, scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. We believe we will be able to generate sufficient taxable income to realize our deferred tax assets, net of valuation allowances, but changes in our operations due to market conditions could require the recording of additional valuation allowances in the future. It is reasonably possible that a change to the valuation allowance in the next year could be material.

We recorded a valuation allowance for the year ended January 31, 2007 and January 31, 2006 of approximately $8.8 million and $9.6 million, respectively. During the year ended January 31, 2007, the valuation allowance decreased $851,000, net of currency changes. The net change primarily relates to the realizability of foreign tax credits, net of current year foreign net operating losses. During the fourth quarter of fiscal 2007, management determined that it was more likely than not that we would realize certain foreign tax credits and a valuation allowance of $2.1 million against those credits was no longer necessary. Management determined that for certain foreign jurisdictions, it was more likely than not, we would not realize the deferred tax asset resulting from current net operating losses and an additional valuation allowance of $1.6 million was recorded against these losses. The valuation allowance for net operating losses in The Netherlands was also reduced by $837,000 due to a reduction in the statutory tax rate. This change coincided with a reduction in the related deferred tax asset and had no net effect on the provision for income taxes for fiscal 2007.

The decrease in the valuation allowance for the year ended January 31, 2006 of $1.8 million, net of currency changes, primarily relates to the realizability of foreign net operating loss and capital loss carryforwards and liabilities for employee benefit plan, net of current year net operating losses. During the year management determined that for certain foreign jurisdictions, it was more likely than not, we would realize certain existing foreign net operating and capital loss carryforwards and tax benefits related to certain liabilities for employee benefit plans. In addition, management determined that for certain foreign jurisdictions, it was more likely than not, we would not realize current foreign net operating losses and we would continue to record valuation allowances against these losses.

The increase in the valuation allowance for the year ended January 31, 2005 of $2.1 million, primarily relates to additional valuation allowances for net operating losses in foreign subsidiaries.

As of January 31, 2007, we have foreign net operating loss carryforwards of approximately $34.7 million. These foreign net operating loss carryforwards are available to offset future taxable income and have no future expiration dates. The net operating loss carryforwards relate to subsidiaries in Europe and Australia. As of January 31, 2007, we have foreign capital loss carryforwards of approximately $3.4 million. These foreign capital loss carryforwards are available to offset future capital gains and have no future expiration dates.

A deferred tax asset of $6.3 million has been recognized for U.S. foreign tax credits attributed to repatriated foreign earnings. Realization of this deferred tax asset is dependent on generating sufficient foreign-sourced U.S. taxable income over a ten year period ending in fiscal 2017.

Note 7—Supplemental Cash Flow Information

	Year Ended January 31
	2007	2006	2005
	(In thousands)
Cash paid during period for:
Interest	$2,403	$2,858	$3,741
Income taxes	$25,776	$22,079	$14,346
Supplemental disclosure of investing activities:
Business acquisitions:
Accounts receivable	$2,281	$—	$54
Inventories	2,389	—	1,539
Property, plant and equipment	2,179	—	5,405
Intangible assets	16,100	—	—
Goodwill	22,025	—	—
Other assets	564	—	—
Accounts payable and other liabilities assumed	(1,677)	—	(762)
Notes payable assumed	(3,606)	—	—
Total cash paid for acquisitions	$40,255	$—	$6,236
Supplemental disclosure of noncash information:
Minimum pension liability adjustment, net of tax benefit	$(605)	$677	$—
Deferred compensation from stock appreciation rights	$—	$(4,734)	$6,698
Liability for common stock repurchase	$2,278	$—	$—

Note 8—Employee Benefit Plans

We sponsor a number of defined contribution retirement plans. We match employee contributions in varying degrees and also make contributions to certain plans based on a percentage of employee wages. Our expense under these plans was $4.8 million, $4.0 million, and $3.8 million for the years ended January 31, 2007, 2006 and 2005, respectively.

As of January 31, 2007 we sponsored various defined benefit pension plans covering certain employees in France and England. Benefits under the defined benefit pension plans are based on years of service and average earnings over a specified period of time. The net periodic cost of our defined benefit pension plans is determined using the projected unit credit method. Several actuarial assumptions are used to determine the defined benefit pension obligations and net periodic pension cost, the most significant of which are the discount rate, the long-term rate of asset return and changes in compensation levels. Our funding policy for defined benefit pension plans is to make annual contributions based on actuarially determined funding requirements.

During fiscal 2006, we modified certain provisions of our plan in England. These provisions eliminated the accrual of future benefits under the plan after November 1, 2005 and committed us to make contributions to the plan of approximately $390,000 annually over a five year period. We made our first contribution during fiscal 2007.

During fiscal 2007, we terminated our defined benefit pension plan in Canada through the purchase of annuities and a lump sum distribution. We have no further obligation under this plan.

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

	Year Ended January 31			Year Ended January 31
	Defined Benefit			Postretirement Benefit
	2007	2006	2005	2007	2006	2005
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$10,713	$9,138	$8,578	$8,490	$8,082	$9,389
Service cost	59	199	192	137	127	143
Interest cost	480	465	462	456	433	527
Participant contributions	—	62	66	325	323	309
Plan amendments	—	(48)	—	—	(613)	—
Benefits paid	(1,114)	(239)	(174)	(544)	(756)	(724)
Actuarial (gain) or loss	(1,300)	1,558	261	(1,351)	894	(1,562)
Settlements	84	—	(561)	—	—	—
Exchange rate changes	977	(422)	314	—	—	—
Benefit obligation at end of year	9,899	10,713	9,138	7,513	8,490	8,082
Change in plan assets
Fair value of plan assets at beginning of year	7,195	6,627	6,078	—	—	—
Actual return on plan assets	407	855	567	—	—	—
Employer contributions	498	167	420	219	433	415
Participant contributions	—	62	66	325	323	309
Benefits paid	(1,114)	(229)	(174)	(544)	(756)	(724)
Settlements	—	—	(561)	—	—	—
Exchange rate changes	707	(287)	231	—	—	—
Fair value of plan assets at end of year	7,693	7,195	6,627	—	—	—
Reconciliation of funded status
Funded status	(2,206)	(3,518)	(2,511)	(7,513)	(8,490)	(8,082)
Unrecognized actuarial loss	N/A	3,360	2,511	N/A	3,509	2,977
Unrecognized prior service cost	N/A	—	—	N/A	(745)	(147)
Net amount recognized at year-end	$(2,206)	$(158)	$—	$(7,513)	$(5,726)	$(5,252)
Amounts recognized in the balance sheet consist of:
Non-current liability	$(2,206)	$—	$—	$(7,513)	$—	$—
Prepaid benefit cost	—	112	254	—	—	—
Accrued benefit cost	—	(3,752)	(2,666)	—	(5,726)	(5,252)
Accumulated other comprehensive income	—	3,482	2,412	—	—	—
Net amount recognized at year-end	$(2,206)	$(158)	$—	$(7,513)	$(5,726)	$(5,252)
Amounts recognized in accumulated other comprehensive income (pre-tax) consist of:
Net actuarial loss (gain)	$2,087	$—	$—	$1,715	$—	$—
Prior service cost (credit)	—	—	—	(668)	—	—
Total	$2,087	$—	$—	$1,047	$—	$—
Components of net periodic benefit cost
Service cost	$59	$199	$192	$136	$127	$143
Interest cost	480	464	462	456	433	527
Expected return on plan assets	(458)	(446)	(422)	—	—	—
Settlement Loss	140	—	—	—	—	—
Recognized net actuarial loss	144	121	141	366	346	533
Net periodic benefit cost	$365	$338	$373	$958	$906	$1,203
Weighted-average assumptions
Discount rate for benegit obligation	5.2%	4.7%	5.3%	5.8%	5.5%	5.5%
Discount rate for net periodic benefit cost	4.7%	5.3%	5.6%	5.5%	5.5%	6.0%
Expected long-term rate of return on plan assets	6.5%	6.5%	7.0%	—	—	—
Varying rates of interest in compensation levels based on age	3.0%	3.0%	2.8%	—	—	—

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

Our principal objective is to ensure that plan assets are sufficient to enable all future pension liabilities to be paid when due. Plan assets are allocated with a goal to achieve diversification between and within various asset classes to meet long-term objectives of return, while mitigating against downside risks and considering expected cash flows. The asset allocations for the pension assets at January 31, 2007 and 2006 are as follows:

	Percentage of Plan Assets At January 31
Asset Category	2007	2006	Target allocation
Equity	53%	53%	53%
Debt	40%	45%	40%
Real estate	3%	2%	3%
Cash	4%	—	4%

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

The accumulated benefit obligation is the actuarial present value of benefits attributed to employee services rendered to date, excluding assumptions about future compensation levels. The accumulated benefit obligation for all defined benefit pension plans was $9.8 million at January 31, 2007 and $10.6 million at January 31, 2006. The minimum pension liability, included in other long-term liabilities was $2.2 million and $3.4 million as of January 31, 2007 and 2006, respectively. The decrease in the liability in fiscal 2007 is the result of changes in assumptions, mainly an increase in the discount rate.

We also provide a postretirement benefit plan, consisting of health care coverage to eligible retirees and qualifying dependents in the United States. Benefits under this postretirement benefit plan are generally based on age at retirement and years of service. The net periodic cost of the postretirement plan is determined using the projected unit credit method. Other significant actuarial assumptions include the discount rate, health care cost trend rates (rate of growth for medical costs) and rates of retirement and life expectancy of plan participants. We determine our discount rate using a “yield curve expected benefit payment” methodology. This methodology uses individual curve rates to discount each future years’ expected plan benefit payments. We are accruing the estimated future costs of providing postretirement benefits to eligible active employees during the active service period. Our postretirement plan is not funded and we have no current plans to provide funding other than annual contributions, which represent the benefits paid for the year.

Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement benefit plan. The assumed health care cost trend rates used in measuring the APBO were as follows at January 31:

	January 31
	2007	2006
Health care cost trend rate assumed next year	10%	11%
Ultimate trend rate	4.5%	4.5%
Year ultimate trend rate is reached	2013	2013

The following presents the effect of a 1% change in health care cost trend rates at January 31, 2007 (in thousands):

	1% Increase	1% Decrease
Change in health care cost trend rate:
Effect on service and interest costs	$72	$(61)
Effect on postretirement benefit obligation	905	(768)

The fiscal 2008 postretirement benefit costs will be based on a 5.75% discount rate.

The impact of adopting SFAS 158 during fiscal 2007 increased the long-term employee benefit liability on our consolidated balance sheet by $1.0 million and decreased shareholders’ equity by $657,000, net of tax.

The amount in accumulated other comprehensive income expected to be recognized as components of net periodic benefit costs in fiscal 2008 include an actuarial loss of $86,000 for our defined benefit plans and an actuarial loss of $193,000 and a prior service credit of $77,000 for our postretirement plan.

Our expected contribution in fiscal 2008 to the defined benefit pension plans is $393,000 and to the postretirement benefit plan is $362,000.

The table below reflects the estimated total pension benefits and other postretirement gross benefit payments to be paid from the plans over the next ten years (in thousands):

		Postretirement Benefit
Fiscal Year	Defined Benefit	Gross Benefit Payments	Medicare Subsidy
2008	$236	$910	$113
2009	234	995	126
2010	228	1,147	139
2011	265	1,246	150
2012	294	1,348	167
2013 - 2017	1,531	7,961	1,012

Note 9—Share-Based Compensation Plans

We have granted two types of awards, stock options and stock appreciation rights (SARS), under our share-based compensation plans to officers, key managers and directors. Stock options provide the holder the right to receive our common shares at an established price. SARS provide the holder the right to receive an amount, payable in our common shares, equal to the excess of the market value of our common shares on the date of exercise (“intrinsic value”) over the base price at the time the right was granted. The base price may not be less than the market price of our common shares on the date of grant. The prices for all awards are established by our Board of Directors’ Compensation Committee at the time the awards are granted. All awards vest ratably over a four-year period and have a term of ten years.

We have reserved 1,400,000 shares of common stock under our stock option plan. As of January 31, 2007 a total of 807,000 shares have been issued upon the exercise of stock options. No additional stock options can be granted under the terms of the plan. The SARS plan provides for the issuance of 750,000 shares of common stock upon the exercise of SARS of which 69,000 shares have been issued at January 31, 2007. We issue new common shares upon the exercise of all awards.

A summary of the Plan’s status at January 31, 2007, 2006, and 2005 together with changes during the periods then ended are presented in the following table (in thousands, except per share amounts):

	Stock Options		Stock Appreciation Rights
	Outstanding Awards	Weighted Average Exercise Price Per Share	Outstanding Awards	Weighted Average Exercise Price Per Share
Balance at January 31, 2004	1,192	$13.16	—	$—
Granted	122	21.15	453	21.15
Exercised	(123)	13.36	—	—
Forfeited	(6)	13.14	(5)	21.15
Balance at January 31, 2005	1,185	13.96	448	21.15
Granted	—	—	612	35.60
Exercised	(325)	13.64	(41)	21.15
Forfeited	(19)	13.22	—	—
Balance at January 31, 2006	841	14.10	1,019	29.83
Granted	—	—	255	37.05
Exercised	(246)	14.47	(126)	28.65
Forfeited	(25)	17.76	(117)	31.57
Balance at January 31, 2007	570	$13.79	1,031	$31.56

The following table presents all share-based compensation costs recognized in our statements of income (in thousands):

	Year ended January 31
	2007	2006	2005
Method used to account for share-based compensation	Fair Value	Fair Value/Intrinsic	Intrinsic
Share-based compensation under SFAS 123R	$4,033	$2,506	$—
Share-based compensation under FIN 28	—	(228)	2,493
	$4,033	$2,278	$2,493
Tax benefit recognized	$1,118	$582	$822

A summary of award activity under the Plans as of January 31, 2007, is presented below:

				Weighted-
		Aggregate	Average	Average
		Exercise	Intrinsic	Contractural
	Awards	Price	Value	Life
	(In thousands)		(In thousands)
Outstanding at January 31, 2007	1,601	$25.27	$45,549	7
Outstanding at January 31, 2007 and expected to vest	833	$30.70	$19,177	8
Exercisable at January 31, 2007	663	$17.50	$24,012	6

The total intrinsic value of options exercised during the years ended January 31, 2007 and 2006 was $8.4 million and $10.3 million, respectively. The total intrinsic value of SARS exercised during the years ended January 31, 2007 and 2006 was $2.2 million and $1.0 million, respectively.

A summary of the status of the Plans’ nonvested awards as of January 31, 2007 is presented below:

		Weighted Average
		Grant-Date
	Nonvested Awards	Fair Value Per Award
	(In thousands)
Nonvested at January 31, 2006	1,247	$11.20
Granted	255	15.24
Vested	(424)	9.65
Forfeited	(140)	12.28
Nonvested at January 31, 2007	938	$12.84

As of January 31, 2007, there was $9.5 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans. That cost is expected to be recognized over a weighted average period of 2.6 years. The following table represents as of January 31, 2007 the share-based compensation costs to be recognized in future periods (in thousands) for awards granted to date:

Fiscal Year	Amount
2008	$4,087
2009	3,336
2010	1,734
2011	305
$9,462

Note 10—Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended January 31
	2007	2006	2005
Basic earnings per share:
Net income	$45,481	$42,051	$28,490
Weighted average shares of common stock outstanding	12,505	12,354	12,164
	$3.64	$3.40	$2.34
Diluted earnings per share:
Net income	$45,481	$42,051	$28,490
Weighted average shares of common stock outstanding	12,505	12,354	12,164
Dilutive effect of stock options	566	496	562
Diluted weighted average shares of common stock outstanding	13,071	12,850	12,726
	$3.48	$3.27	$2.24

Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and stock appreciation rights. Unexercised SARS totaling 381,000 awards were excluded from the fiscal 2007 calculation of diluted earnings per share because they were antidilutive. All stock options are included in our calculation of incremental shares because they are dilutive.

Note 11—Derivative Instruments and Hedging Activities

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

We purchase foreign currency forward exchange contracts with contract terms lasting up to six months, but generally less than one month, to protect against the adverse effects that exchange rate fluctuations may have on foreign currency denominated receivables and payables. These derivatives do not qualify for hedge accounting, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The gains and losses on both the derivatives and the foreign currency denominated receivables and payables are recorded as transaction adjustments in current earnings thereby minimizing the effect on current earnings of exchange-rate fluctuations. During the year ended January 31, 2007, foreign currency gains included in other income and expense on the statement of income were $1.1 million. During the years ended 2006 and 2005, foreign currency losses, included in other income and expense on the statements of income, were $120,000 and $640,000, respectively.

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

At January 31, 2007 and 2006, we had approximately $44.3 million and $39.8 million, respectively, nominal value of contracts in place to buy or sell foreign currency. The fair value of these contracts at January 31, 2007 and 2006 is not materially different than the nominal value. The difference between the nominal and fair value is recorded in the consolidated financial statements as an unrealized foreign currency gain or loss. The principal currencies hedged are denominated in Japanese yen, Canadian dollars, Euros and British pounds.

Note 12—Commitments and Contingencies

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

Our specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision impacting our Fairview, Oregon manufacturing facility. The records of decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted at or near the facility since 1996 and current estimates provide for some level of activity to continue through 2019. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. The recorded liability for the ongoing remediation activities at our Fairview facility was $5.9 million and $6.7 million at January 31, 2007 and 2006, respectively.

Springfield, Ohio

In 1994, we entered into a consent order with the Ohio Environmental Protection Agency, which required the installation of remediation systems for the cleanup of groundwater contamination at our Springfield, Ohio facility. The current estimate is that the remediation activities will continue through 2013. The recorded liability for ongoing remediation activities in Springfield was $1.0 million and $1.1 million at January 31, 2007 and 2006, respectively.

Presented below is a rollforward of our environmental liabilities and expenses for the three years ended January 31, 2007 (in thousands):

	Fairview	Springfield	Other	Total
Balance at January 31, 2004	$8,294	$1,104	$—	$9,398
Accrued	—	155	146	301
Cash payments	(833)	(173)	—	(1,006)
Balance at January 31, 2005	$7,461	$1,086	$146	$8,693
Accrued	(259)	259	—	—
Cash payments	(541)	(207)	(10)	(758)
Balance at January 31, 2006	$6,661	$1,138	$136	$7,935
Accrued	—	—	(136)	(136)
Cash payments	(786)	(151)	—	(937)
Balance at January 31, 2007	$5,875	$987	$—	$6,862

Lease Commitments

We lease certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended January 31, 2007, 2006, and 2005 totaled $2.5 million, $2.4 million and $1.8 million, respectively. Future minimum rental commitments under these leases as of January 31, 2007 are as follows (in thousands):

2008	$2,887
2009	2,471
2010	1,818
2011	1,234
2012	620
$9,030

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

Note 13—Fair Value of Financial Assets and Liabilities

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

	January 31
	2007		2006
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(In thousands)
Long-term debt, including current portion	$46,787	$46,573	$25,828	$25,181

Note 14—Segment Information

Our operating units have several economic characteristics and attributes, including similar products, distribution patterns and classes of customers. As a result, we aggregate our operating units into four geographic operating segments related to the manufacturing, distribution and servicing of material handling load engagement products primarily for the lift truck industry. We evaluate performance of each of our operating segments based on income before interest, miscellaneous income/expense and income taxes. The accounting policies of the operating segments are the same as those described in the summary of accounting policies.

Revenues and operating results are classified according to the country of origin. Identifiable assets are attributed to the geographic location in which they are located. Net sales, operating results and identifiable assets by geographic region were as follows (in thousands):

	Year Ended January 31
2007	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Net sales	$263,312	$137,755	$48,256	$29,527	$—	$478,850
Transfers between areas	25,367	1,468	220	7,853	(34,908)	—
Net sales and transfers	$288,679	$139,223	$48,476	$37,380	$(34,908)	$478,850
Gross Profit	$102,810	$22,641	$12,093	$12,436		$149,980
Selling and administrative	46,015	23,371	8,225	3,098		80,709
Loss (gain) on disposition of assets	16	(588)	(17)	37		(552)
Amortization	598	851	19	4		1,472
Operating income (loss)	$56,181	$(993)	$3,866	$9,297		$68,351
Total assets	$213,451	$114,660	$31,323	$37,998		$397,432
Property, plant and equipment, net	$34,378	$35,300	$1,642	$12,831		$84,151
Capital expenditures	$6,174	$2,469	$481	$8,954		$18,078
Depreciation expense	$7,899	$4,968	$387	$499		$13,753

	Year Ended January 31
2006	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Net sales	$250,576	$132,213	$45,471	$22,243	$—	$450,503
Transfers between areas	22,461	2,616	177	5,652	(30,906)	—
Net sales and transfers	$273,037	$134,829	$45,648	$27,895	$(30,906)	$450,503
Gross Profit	$97,869	$23,746	$12,394	$8,720		$142,729
Selling and administrative	44,672	22,033	7,803	2,499		77,007
Loss (gain) on disposition of assets	4	441	(65)	5		385
Amortization	151	1,264	—	28		1,443
Operating income	$53,042	$8	$4,656	$6,188		$63,894
Total assets	$196,078	$110,785	$30,751	$23,669		$361,283
Property, plant and equipment, net	$34,302	$35,336	$1,567	$4,169		$75,374
Capital expenditures	$5,923	$3,189	$336	$1,132		$10,580
Depreciation expense	$8,032	$5,752	$412	$366		$14,562

	Year Ended January 31
2005	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Net sales	$208,553	$118,723	$39,095	$19,348	$—	$385,719
Transfers between areas	21,225	1,918	28	3,608	(26,779)	—
Net sales and transfers	$229,778	$120,641	$39,123	$22,956	$(26,779)	$385,719
Gross Profit	$80,378	$23,629	$11,195	$7,980		$123,182
Selling and administrative(1)	42,516	23,574	6,813	1,841		74,744
Loss (gain) on disposition of assets	70	(71)	(2)	6		3
Amortization	145	485	—	28		658
Operating income (loss)	$37,647	$(359)	$4,384	$6,105		$47,777
Total assets	$167,118	$114,948	$28,580	$17,446		$328,092
Property, plant and equipment, net	$36,084	$41,004	$1,626	$3,313		$82,027
Capital expenditures	$8,101	$4,640	$301	$539		$13,581
Depreciation expense	$7,585	$5,612	$356	$359		$13,912

(1)          Includes $1.3 million of income from insurance litigation recovery and $155,000 of environmental expenses in North America.

The following table represents sales by place of destination:

	Year Ended January 31
	2007	2006	2005
	(In thousands)
United States	$229,438	$215,815	$180,097
Europe, excluding United Kingdom	102,329	102,265	92,236
United Kingdom	27,955	27,113	23,374
China	27,703	20,414	17,600
Canada	25,605	26,694	20,960
Other countries (less then 5% of total sales individually)	65,820	58,202	51,452
	$478,850	$450,503	$385,719

Note 15—Warranty Obligations

Our warranty obligations, which are recorded in other accrued expenses on the consolidated balance sheet, are as follows:

	January 31
	2007	2006
	(In thousands)
Beginning obligation	$1,665	$1,911
Accruals for warranties issued during the period	2,583	2,168
Accruals for pre-existing warranties	(12)	52
Settlements during the year	(2,481)	(2,466)
Ending obligation	$1,755	$1,665

Note 16—Goodwill

During fiscal 2007, goodwill increased $22.0 million due to the acquisition of PSM. See Note 18—“Acquisitions” for further details on the PSM acquisition. The remaining difference is due to the fluctuation of foreign currencies. We have no goodwill in China. The following table provides a breakdown of goodwill by geographic region:

	January 31
	2007	2006
	(In thousands)
North America	$85,903	$65,978
Europe	10,598	9,840
Asia Pacific	2,997	3,002
	$99,498	$78,820

Note 17—Supplementary Quarterly Financial Information (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share amounts)
Year ended January 31, 2007
Net sales	$117,774	$119,376	$122,809	$118,891
Gross profit	$36,689	$38,353	$39,453	$35,485
Operating income	$17,197	$18,106	$19,210	$13,838
Net income	$11,034	$11,923	$12,283	$10,241
Net income per share:
Basic	$0.88	$0.95	$0.97	$0.83
Diluted	$0.84	$0.91	$0.94	$0.80
Year ended January 31, 2006
Net sales	$114,515	$114,966	$112,599	$108,423
Gross profit	$37,488	$36,570	$36,825	$31,846
Operating income	$19,222	$16,875	$17,165	$10,632
Net income	$12,208	$10,750	$10,828	$8,265
Net income per share:
Basic	$1.00	$0.87	$0.87	$0.66
Diluted	$0.95	$0.84	$0.84	$0.63

Note 18—Acquisitions

During fiscal 2007, we purchased the assets of PSM, a manufacturer of construction attachments located in Woodinville, Washington. The total purchase price for the assets was approximately $40.3 million, net of assumed liabilities.

During fiscal 2005, we purchased the assets of Falkenroth Foerdertechnik (Falkenroth), a major German fork manufacturer. Falkenroth was placed into insolvency by its creditors in March 2004. The total purchase price for the assets was approximately $6.2 million, net of assumed liabilities.

Note 19—Accumulated Other Comprehensive Income (Loss)

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension/Postretirement Liability Adjustment	Total
	(In thousands)
Balance at January 31, 2004	$3,340	$(2,309)	$1,031
Translation adjustment	6,735	—	6,735
Balance at January 31, 2005	10,075	(2,309)	7,766
Translation adjustment	592	—	592
Minimum pension liability adjustment, net of tax benefit of $393	—	(677)	(677)
Balance at January 31, 2006	10,667	(2,986)	7,681
Translation adjustment	4,008	—	4,008
Minimum pension/postretirement liability adjustment, net of tax benefit of $360	—	605	605
Balance at January 31, 2007	$14,675	$(2,381)	$12,294

Note 20—Intangible Assets

	January 31
	2007	2006
	(In thousands)
Customer relationships	$13,390	$2,053
Intellectual property	4,617	739
Other	2,407	1,881
	20,414	4,673
Accumulated amortization	(3,388)	(2,486)
	$17,026	$2,187

During fiscal 2007, intangible assets increased $16.1 million due to the acquisition of PSM. The PSM intangible assets included customer relationships, intellectual property, and other intangibles of $11.8 million, $3.9 million and $400,000, respectively. Amortization expense for the years ended January 31, 2007, 2006 and 2006, was $1.5 million, $1.4 million, and $700,000, respectively.

The following table represents future amortization expense as of January 31, 2007 (in thousands):

Year ended January 31
2008	$2,586
2009	1,931
2010	1,864
2011	1,666
2012	1,647
Thereafter	7,332
$17,026

Note 21—Subsequent Event

On April 9, 2007, we entered into a settlement agreement with Employers Reinsurance Corporation with respect to litigation to recover various expenses incurred in connection with environmental and related proceedings. The recovery from the settlement, which is expected to approximate $15.5 million, net of expenses, will be recorded in our consolidated financial statements for the first quarter of fiscal 2008. This concludes all litigation against our insurance companies with regards to environmental matters.

Schedule II

Cascade Corporation

Valuation and Qualifying Accounts
(In thousands)

Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to
	Beginning of	Costs and		Balance at
Description	Period	Expenses	Deductions	End of Period
Years ended January 31:
2007
Allowance for doubtful accounts receivable	$1,415	$291	$(191)	$1,515
Valuation allowances—deferred tax assets	$9,603	$1,219	$(2,070)	$8,752
2006
Allowance for doubtful accounts receivable	$2,182	$129	$(896)	$1,415
Valuation allowances—deferred tax assets	$11,437	$1,283	$(3,117)	$9,603
2005
Allowance for doubtful accounts receivable	$2,023	$571	$(412)	$2,182
Valuation allowances—deferred tax assets	$9,525	$2,057	$(145)	$11,437

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework”. Based on our assessment we concluded that, as of January 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

During December 2006, we purchased the assets of Pacific Services & Manufacturing, Inc. (PSM). Management has excluded PSM from its assessment of internal controls over financial reporting as of January 31, 2007. PSM is a wholly-owned subsidiary for which total assets and total revenues represent 12% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 31, 2007.

Management’s assessment of the effectiveness of our internal control over financial reporting as of January 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the three months ended January 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, on June 21, 2006 our Chief Financial Officer certified to the New York Stock Exchange that he was not aware of any violation by Cascade of the New York Stock Exchange’s corporate governance listing standards.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Information regarding our directors is set forth under the heading “Proposal 1: Election of Directors” in the Company’s Proxy Statement for its 2007 Annual Meeting to be filed within 120 days after our fiscal year end of January 31, 2007, (“Proxy Statement”) and is incorporated into this report by reference. Information regarding our executive officers is set forth in Part I, of this report under “Officers of the Registrant.”

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Mr. Duane C. McDougall (Chair), Dr. Nicholas R. Lardy, Mr. James S. Osterman, Dr. Nancy A. Wilgenbusch, and Mr. Henry W. Wessinger II, each of whom is independent as independence for Audit Committee members is defined under New York Stock Exchange listing standards applicable to Cascade.

Audit Committee Financial Expert

Our Board of Directors has determined that Duane C. McDougall, Chair of the Audit Committee, is an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K of the Exchange Act and is independent as independence for Audit Committee members is defined under New York Stock Exchange listing standards applicable to Cascade.

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

Item 11.                 Executive Compensation

Information regarding compensation of our named executive officers, directors and certain matters regarding the Compensation Committee of our Board of Directors is set forth under the headings “Executive Compensation,” “Corporate Governance and Other Board Matters—Director Compensation” and “Compensation Committee Interlocks and Insider Participation,” in the Proxy Statement and is incorporated into this report by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

Information concerning the security ownership of certain beneficial owners, directors, and executive officers of Cascade is set forth under the heading “Voting Securities—Stock Ownership Of Certain Beneficial Owners And Management” in the Proxy Statement and is incorporated into this report by reference.

Information regarding our equity compensation plans is set forth under the heading “Equity Compensation Plan Information” in the Proxy Statement and is incorporated into this report by reference.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

Information concerning the independence of Cascade directors is set forth under the heading “Corporate Governance and Other Board Matters—Board Independence” in the Proxy Statement and is incorporated by reference.

Item 14.                 Principal Accounting Fees and Services

Information concerning fees paid to our independent auditors is set forth under the heading “Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated into this report by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)  Index to Financial Statements

The individual financial statements of the registrant and its subsidiaries have been omitted since Cascade is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together exceed 5% of the total consolidated assets at January 31, 2007, except indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the year of its origination.

3.   Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, filed as Exhibit 4.1 to the Registration Statement on Form S-8 (Registration No. 333-111860) filed with the Commission on January 12, 2004.(1)
3.2	Bylaws, as amended April 6, 2007.
10.1	Severance Agreement dated May 25, 2000, with Richard S. Anderson, filed as Exhibit 3 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)
10.2	Severance Agreement dated May 25, 2000, with Terry H. Cathey, filed as Exhibit 2 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)
10.3	Severance Agreement dated May 25, 2000, with Robert C. Warren, Jr., filed as Exhibit 1 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)
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

10.6	Cascade Corporation Stock Appreciation Rights Plan, filed as Exhibit 10.6 to Form 10-K with the Commission on April 17, 2006.(1)(2)
10.7	Form of Stock Appreciation Rights Agreement for Cascade Corporation Stock Appreciation Rights Plan filed as Exhibit 10.7 to Form 10-K filed with the Commission on April 18, 2005.(1)(2)
10.8	Summary of Non-Employee Director and Named Executive Officer Compensation Arrangements.(2)
10.9

Loan Agreement dated February 28, 2003, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.1 to Form 8-K filed with the Commission on December 18, 2006.(1)

10.10

Amendment to Credit Agreement dated June 29, 2005, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.2 to Form 8-K filed with the Commission on December 18, 2006.(1)

10.11

Second Amendment to Credit Agreement dated February 24, 2006, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.3 to Form 8-K filed with the Commission on December 18, 2006.(1)

10.12

Third Amendment to Loan Agreement dated December 12, 2006, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.4 to Form 8-K filed with the Commission on December 18, 2006.(1)

10.13

Asset Purchase Agreement dated December 14, 2006, among Pacific Services & Manufacturing, Inc., Walter Pisco, PSM LLC, and Cascade Corporation, filed as Exhibit 2.1 to Form 8-K filed with the Commission on December 20, 2006.(1)

14	Code of Ethics and Business Responsibilities for Directors, Officers, and Employees, filed as Exhibit 14 to Form 10-K filed with the Commission on April 17, 2006.(1)
21	Subsidiaries of the registrant.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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

/s/ ROBERT C. WARREN, JR.	President and Chief Executive Officer, and Director	April 13, 2007
Robert C. Warren, Jr.	(Principal Executive Officer)	Date
/s/ RICHARD S. ANDERSON	Senior Vice President and Chief Financial Officer	April 13, 2007
Richard S. Anderson	(Principal Financial and Accounting Officer)	Date
/s/ JAMES S. OSTERMAN	Director	April 13, 2007
James S. Osterman		Date
/s/ NICHOLAS R. LARDY	Director	April 13, 2007
Nicholas R. Lardy		Date
/s/ DUANE C. MCDOUGALL	Director	April 13, 2007
Duane C. McDougall		Date
/s/ HENRY W. WESSINGER II	Director	April 13, 2007
Henry W. Wessinger II		Date
/s/ NANCY A. WILGENBUSCH	Director	April 13, 2007
Nancy A. Wilgenbusch		Date

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, filed as Exhibit 4.1 to the Registration Statement on Form S-8 (Registration No. 333-111860) filed with the Commission on January 12, 2004.(1)
3.2	Bylaws, as amended April 6, 2007.
10.1	Severance Agreement dated May 25, 2000, with Richard S. Anderson, filed as Exhibit 3 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)
10.2	Severance Agreement dated May 25, 2000, with Terry H. Cathey, filed as Exhibit 2 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)
10.3	Severance Agreement dated May 25, 2000, with Robert C. Warren, Jr., filed as Exhibit 1 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)
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

10.6	Cascade Corporation Stock Appreciation Rights Plan, filed as Exhibit 10.6 to Form 10-K filed with the Commission on April 17, 2006.(1)(2)
10.7	Form of Stock Appreciation Rights Agreement for Cascade Corporation Stock Appreciation Rights Plan filed as Exhibit 10.7 to Form 10-K filed with the Commission on April 18, 2005.(1)(2)
10.8	Summary of Non-Employee Director and Named Executive Officer Compensation Arrangements.(2)
10.9

Loan Agreement dated February 28, 2003, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.1 to Form 8-K filed with the Commission on December 18, 2006.(1)

10.10

Amendment to Credit Agreement dated June 29, 2005, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.2 to Form 8-K filed with the Commission on December 18, 2006.(1)

10.11

Second Amendment to Credit Agreement dated February 24, 2006, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.3 to Form 8-K filed with the Commission on December 18, 2006.(1)

10.12

Third Amendment to Loan Agreement dated December 12, 2006, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.4 to Form 8-K filed with the Commission on December 18, 2006.(1)

10.13

Asset Purchase Agreement dated December 14, 2006, among Pacific Services & Manufacturing, Inc., Walter Pisco, PSM LLC, and Cascade Corporation, filed as Exhibit 2.1 to Form 8-K filed with the Commission on December 20, 2006.(1)

14	Code of Ethics and Business Responsibilities for Directors, Officers, and Employees, filed as Exhibit 14 to Form 10-K filed with the Commission on April 17, 2006.(1)
21	Subsidiaries of the registrant.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)          Incorporated by reference.

(2)          Indicates management contract or compensatory plan or arrangement.