Form 10-Q
period 2007-04-30
CASCADE CORP
filed 2007-06-08
CIK 18061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2007

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

The number of shares outstanding of the registrant’s common stock as of May 22, 2007 was 11,832,670.

CASCADE CORPORATION

FORM 10-Q

Quarter Ended April 30, 2007

Forward-Looking Statements

This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 2) contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross profit, expenses, earnings or losses from operations, synergies or other financial items; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include, but are not limited to:

•                  Competitive factors in, and the cyclical nature of, the materials handling and construction equipment industries;

•                  Fluctuations in lift truck and construction equipment orders or deliveries;

•                  Availability and cost of raw materials;

•                  General business and economic conditions in North America, Europe, Asia Pacific and China;

•                  Actions by foreign governments;

•                  Assumptions relating to pension and other postretirement costs;

•                  Foreign currency fluctuations;

•                  Pending litigation;

•                  Environmental matters;

•                  Levels of public and non-residential construction activity;

•                  Effectiveness of our capital expenditures and cost reduction initiatives.

We undertake no obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited — in thousands, except per share amounts)

	Three Months Ended
	April 30
	2007	2006
Net sales	$135,500	$117,774
Cost of goods sold	92,271	81,085
Gross profit	43,229	36,689

Selling and administrative expenses	21,132	19,852
Gain on disposition of assets	(35)	(662)
Amortization	798	302
Insurance litigation recovery, net	(15,977)	—

Operating income	37,311	17,197
Interest expense	995	532
Interest income	(157)	(355)
Other expense (income), net	78	(34)

Income before provision for income taxes	36,395	17,054
Provision for income taxes	12,599	6,020

Net income	$23,796	$11,034

Basic earnings per share	$1.99	$0.88
Diluted earnings per share	$1.90	$0.84

Basic weighted average shares outstanding	11,966	12,542
Diluted weighted average shares outstanding	12,545	13,174

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except per share amounts)

	April 30	January 31
	2007	2007

ASSETS
Current assets:
Cash and cash equivalents	$34,642	$36,593
Accounts receivable, less allowance for doubtful accounts of $1,441 and $1,515	90,107	74,992
Inventories	63,268	58,280
Deferred income taxes	3,691	4,481
Prepaid expenses and other	7,926	8,609
Total current assets	199,634	182,955
Property, plant and equipment, net	86,723	84,151
Goodwill	103,757	99,498
Deferred income taxes	12,274	11,817
Intangible assets, net	16,305	17,026
Other assets	1,998	1,985
Total assets	$420,691	$397,432

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$2,194	$4,546
Current portion of long-term debt	12,500	12,573
Accounts payable	28,625	26,008
Accrued payroll and payroll taxes	10,022	9,391
Accrued environmental expenses	985	1,024
Income taxes payable	5,987	—
Dividends payable	1,886	—
Other accrued expenses	14,773	16,283
Total current liabilities	76,972	69,825
Long-term debt, net of current portion	40,000	34,000
Accrued environmental expenses	5,600	5,838
Deferred income taxes	3,415	2,798
Employee benefit obligations	9,562	9,719
Other liabilities	3,275	3,616
Total liabilities	138,824	125,796

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.50 par value, 20,000 authorized shares; 11,787 and 12,070 shares issued and outstanding	5,893	6,035
Retained earnings	256,215	253,307
Accumulated other comprehensive income	19,759	12,294
Total shareholders’ equity	281,867	271,636
Total liabilities and shareholders’ equity	$420,691	$397,432

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited — in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total	Year-To-Date
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Income (Loss)
Balance at January 31, 2007	12,070	$6,035	$—	$253,307	$12,294	$271,636

Net income	—			23,796	—	23,796	$23,796
Dividends ($0.16 per share)	—			(1,886)	—	(1,886)	—
Common stock issued	106	53	1,351		—	1,404	—
Tax benefit from exercise of share-based compensation awards	—		686		—	686	—
Common stock repurchased	(389)	(195)	(3,021)	(19,002)		(22,218)
Share-based compensation	—		984		—	984	—
Translation adjustment	—				7,465	7,465	7,465

Balance at April 30, 2007	11,787	$5,893	$—	$256,215	$19,759	$281,867	$31,261

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Three Months Ended
	April 30
	2007	2006
Cash flows from operating activities:
Net income	$23,796	$11,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,277	3,784
Share-based compensation	984	931
Deferred income taxes	355	(586)
Gain on disposition of assets	(35)	(662)
Changes in operating assets and liabilities:
Accounts receivable	(12,713)	(10,355)
Inventories	(3,174)	2,754
Prepaid expenses and other	1,066	130
Accounts payable and accrued expenses	2,582	(3,742)
Income taxes payable and receivable	6,787	3,262
Other assets and liabilities	(858)	85
Net cash provided by operating activities	23,067	6,635

Cash flows from investing activities:
Capital expenditures	(5,249)	(3,251)
Proceeds from disposition of assets	176	1,521
Sales of marketable securities	—	7,000
Purchases of marketable securities	—	(6,100)
Net cash used in investing activities	(5,073)	(830)

Cash flows from financing activities:
Payments on long-term debt	(31,073)	—
Proceeds from long-term debt	37,000	—
Notes payable to banks, net	(2,413)	(366)
Common stock issued under share-based compensation plans	1,404	114
Common stock repurchased	(24,496)	—
Excess tax benefit from exercise of share-based compensation awards	686	23
Net cash used in financing activities	(18,892)	(229)

Effect of exchange rate changes	(1,053)	(942)

Change in cash and cash equivalents	(1,951)	4,634
Cash and cash equivalents at beginning of period	36,593	35,493
Cash and cash equivalents at end of period	$34,642	$40,127

Supplemental disclosure of cash flow information:
See Note 9 to the consolidated financial statements

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Description of Business

Cascade Corporation (“Company”) is an international company engaged in the manufacture of materials handling products that are widely used on industrial fork lift trucks and, to a lesser extent, products that are used on construction, mining and agricultural vehicles. Accordingly, our sales are largely dependent on sales of lift trucks and on the sales of replacement parts. Our sales are made throughout the world. We are headquartered in Fairview, Oregon, employing approximately 2,200 people and maintaining operations in 15 countries outside the United States.

Note 2—Interim Financial Information

The accompanying consolidated financial statements for the interim periods ended April 30, 2007 and 2006 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

Note 3—Segment Information

Our operating units have largely similar economic characteristics and attributes, including similar products, distribution patterns and classes of customers. As a result, we aggregate our operating units into four geographic operating segments related to the manufacturing, distribution and servicing of material handling load engagement products primarily for the lift truck industry. We evaluate performance of each of our operating segments based on operating income, which is income before interest, miscellaneous income/expense and income taxes. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies contained in Note 2 of our consolidated financial statements included in our Form 10-K for the fiscal year ended January 31, 2007.

Revenues and operating results are classified according to the country of origin.  Identifiable assets are attributed to the geographic location in which they are located. Net sales, operating results and identifiable assets by geographic region were as follows (in thousands):

Segment Information

(In thousands)

	Three Months Ended April 30
2007	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Net sales	$71,382	$41,604	$13,795	$8,719	$—	$135,500
Transfers between areas	8,309	324	70	2,669	(11,372)	—
Net sales and transfers	$79,691	$41,928	$13,865	$11,388	$(11,372)	$135,500
Gross profit	$28,156	$7,605	$3,597	$3,871		$43,229
Selling and administrative	12,139	6,226	1,957	810		21,132
Loss (gain) on disposition of assets	(74)	8	—	31		(35)
Amortization	588	205	—	5		798
Insurance litigation recovery, net	(15,977)	—	—	—		(15,977)
Operating income	$31,480	$1,166	$1,640	$3,025		$37,311
Total assets	$222,123	$122,363	$35,158	$41,047		$420,691
Property, plant and equipment, net	$33,187	$36,373	$1,794	$15,369		$86,723
Capital expenditures	$1,554	$818	$187	$2,690		$5,249
Depreciation expense	$1,910	$1,225	$99	$245		$3,479

	Three Months Ended April 30
2006	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Net sales	$66,615	$33,221	$11,137	$6,801	$—	$117,774
Transfers between areas	5,994	405	92	1,667	(8,158)	—
Net sales and transfers	$72,609	$33,626	$11,229	$8,468	$(8,158)	$117,774
Gross profit	$25,958	$5,344	$2,749	$2,638		$36,689
Selling and administrative	11,468	5,852	1,948	584		19,852
Loss (gain) on disposition of assets	4	(662)	(4)	—		(662)
Amortization	89	207	—	6		302
Operating income (loss)	$14,397	$(53)	$805	$2,048		$17,197
Total assets	$207,837	$112,474	$31,266	$26,302		$377,879
Property, plant and equipment, net	$34,351	$35,655	$1,548	$4,931		$76,485
Capital expenditures	$2,003	$347	$71	$830		$3,251
Depreciation expense	$2,041	$1,272	$104	$65		$3,482

Note 4—Goodwill

The change in the amount of goodwill between April 30, 2007 and January 31, 2007 related entirely to fluctuations in foreign currency. We have no goodwill recorded in China. The following table provides a breakdown of goodwill by geographic region (in thousands):

	April 30	January 31
	2007	2007
North America	$89,721	$85,903
Europe	11,052	10,598
Asia Pacific	2,984	2,997
	$103,757	$99,498

Note 5—Inventories

Inventories stated at the lower of average cost or market are presented below by major class (in thousands).

	April 30	January 31
	2007	2007
Finished goods and components	$38,351	$36,716
Work in process	565	399
Raw materials	24,352	21,165
	$63,268	$58,280

Note 6—Share-Based Compensation Plans

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

We have reserved 1,400,000 shares of common stock under our stock option plan. As of April 30, 2007 a total of 908,000 shares have been issued upon the exercise of stock options.  No additional stock options can be granted under the terms of the plan. The SARS plan provides for the issuance of 750,000 shares of common stock upon the exercise of SARS of which 74,000 shares have been issued at April 30, 2007. We issue new common shares upon the exercise of all awards.

A summary of the plans’ status at April 30, 2007 together with changes during the three months then ended are presented in the following table (in thousands, except per share amounts):

	Stock Options		Stock Appreciation Rights
		Weighted Average		Weighted Average
	Outstanding	Exercise Price	Outstanding	Exercise Price
	Awards	Per Share	Awards	Per Share

Balance at January 31, 2007	570	$13.79	1,031	$31.56
Granted	—	—	—	—
Exercised	(101)	14.07	(11)	35.60
Forfeited	(4)	19.38	(17)	36.18

Balance at April 30, 2007	465	$13.67	1,003	$31.44

We calculate share-based compensation cost using the Black-Scholes option pricing model.  Additional information regarding the assumptions used to calculate the fair value of our share-based compensation plans is presented in Note 2 to our consolidated financial statements included in our Form 10-K for the year ended January 31, 2007.

As of April 30, 2007, there was $8.3 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans, which is expected to be recognized over a weighted average period of 2.4 years. The following table represents as of April 30, 2007 the share-based compensation costs to be recognized in future periods (in thousands) for awards granted to date:

Fiscal Year	Amount
2008	$2,975
2009	3,286
2010	1,714
2011	305
$8,280

Note 7—Commitments and Contingencies

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

Our specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision affecting our Fairview, Oregon manufacturing facility. The Records of Decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted since 1996 and current estimates provide for some level of activity to continue through 2019. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. The recorded liability for ongoing remediation activities at our Fairview facility was $5.6 million and $5.9 million at April 30, 2007 and January 31, 2007, respectively.

Springfield, Ohio

In 1994, we entered into a consent order with the Ohio Environmental Protection Agency, which required the installation of remediation systems for the cleanup of groundwater contamination at our Springfield, Ohio facility. The current estimate is that the remediation activities will continue through 2013. The recorded liability for ongoing remediation activities in Springfield was $1.0 million at both April 30, 2007 and January 31, 2007.

Insurance Litigation

On April 9, 2007, we entered into a settlement agreement with Employers Reinsurance Corporation with respect to litigation to recover various expenses incurred in connection with environmental and related proceedings.  The recovery from the settlement, recorded during the three months ended April 30, 2007 was $16.0 million, net of expenses.  In connection with the settlement, we released all rights we might have under insurance policies issued by Employers Reinsurance Corporation and certain related entities.  This concludes all litigation against our insurance companies with regard to environmental matters.

Legal Proceedings

We are subject to legal proceedings, claims and litigation, in addition to the environmental matters previously discussed, arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect the ultimate costs to be material to our consolidated financial position, result of operations, or cash flows.

Note 8—Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended April 30
	2007	2006
Basic earnings per share:
Net income	$23,796	$11,034
Weighted average shares of common stock outstanding	11,966	12,542
	$1.99	$0.88

Diluted earnings per share:
Net income	$23,796	$11,034
Weighted average shares of common stock outstanding	11,966	12,542
Dilutive effect of stock options and stock appreciation rights	579	632
Diluted weighted average shares of common stock outstanding	12,545	13,174
	$1.90	$0.84

Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and stock appreciation rights.  All stock options and stock appreciation rights were included in our calculation of diluted earnings per share because they were dilutive.

Note 9—Supplemental Cash Flow Information

The following table presents information that supplements the consolidated statements of cash flow (in thousands):

	For the Three Months Ended April 30
	2007	2006
Cash paid during the period for:
Interest	$775	$58
Income taxes	$4,716	$3,477

Supplemental disclosure of noncash information:
Dividends declared	$1,886	$1,882

Note 10—Benefit Plans

The following table represents the net periodic cost related to our defined benefit plans in England and France and our postretirement benefit plan in the United States (in thousands):

	Defined Benefit		Postretirement Benefit
	Three Months Ended April 30		Three Months Ended April 30
	2007	2006	2007	2006
Net periodic benefit cost:
Service cost	$14	$21	$30	$34
Interest cost	129	125	105	114
Expected return on plan assets	(125)	(123)	—	—
Recognized prior service cost	—	—	(19)	(19)
Recognized net actuarial loss	22	35	48	111
	$40	$58	$164	$240

Note 11—Recent Accounting Pronouncements

FIN 48 - In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”

On February 1, 2007, we adopted the provisions of FIN 48 which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

As of February 1, 2007, our liability for uncertain tax positions was $325,000.  As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for uncertain tax positions.  Our policy is to classify tax-related interest and penalties as income tax expense.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service (IRS) is currently examining our U.S. income tax return for fiscal year 2006.  As of February 1, 2007, we remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Jurisdiction	Open Fiscal Tax Years
United States - federal	2003-2006
United States – states	2002-2006
Canada	1999-2006
China	1996-2006
Germany	2002-2006
Italy	2001-2006
The Netherlands	2001-2006
United Kingdom	1999-2006

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

SFAS 158 - In September 2006, the FASB issued SFAS No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost.  In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. Presently, we use a December 31 measurement date for the postretirement benefit plan, which will change to coincide with our January 31 fiscal year-end date.  As required by SFAS 158, we adopted the balance sheet recognition provision as of January 31, 2007.  The measurement date provision is effective for the fiscal year beginning February 1, 2008.  We are currently evaluating the impact of the measurement date provision of SFAS 158 on our consolidated financial statements.

SFAS 159 - In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  SFAS 159 allows companies the choice to measure many financial instruments and certain other items at fair value.  Application of SFAS 159 is required for our financial statements beginning February 1, 2008.  We are currently reviewing the impact of this pronouncement on our consolidated financial statements.

Note 12—Warranty Obligations

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

	2007	2006
Balance at January 31	$1,754	$1,665
Accruals for warranties issued during the period	645	715
Accruals for pre-existing warranties	—	(40)
Settlements during the period	(588)	(598)
Balance at April 30	$1,811	$1,742

Note 13—Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in and the components of accumulated other comprehensive income (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
Balance at January 31, 2007	$14,675	$(2,381)	$12,294
Translation adjustment	7,465	—	7,465
Balance at April 30, 2007	$22,140	$(2,381)	$19,759

Note 14—Gain on Sale of Assets

During the first quarter of fiscal 2007, we recognized a $715,000 gain on the sale of our manufacturing facility in Hoorn, The Netherlands. We had closed this facility in fiscal 2006.

Note 15—Subsequent Event

On May 1, 2007, we purchased for $12 million the stock of American Compaction Equipment, a manufacturer of compaction wheel attachments located in San Juan Capistrano, California.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our businesses globally manufacture and distribute material handling load engagement products primarily for the lift truck industry and to a lesser extent the construction industry.  We operate in four geographic segments:  North America, Europe, Asia Pacific and China.  All references to fiscal periods are defined as the quarter ended April 30, 2006 (fiscal 2007) and the quarter ended April 30, 2007 (fiscal 2008).

COMPARISON OF FIRST QUARTER OF FISCAL 2008 AND FISCAL 2007

Executive Summary

	Three Months Ended April 30
	2007	2006	Change	Change %
	(In thousands, except per share amounts)

Net sales	$135,500	$117,774	$17,726	15%
Operating income	$37,311	$17,197	$20,114	117%
Net income	$23,796	$11,034	$12,762	116%
Diluted earnings per share	$1.90	$0.84	$1.06	126%

During the first quarter of fiscal 2008 we recorded higher levels of net sales, operating income and net income in all geographic segments compared to the first quarter of fiscal 2007.  This reflects the general strength of lift truck markets globally, where shipments were up 9% and the impact of a prior year acquisition.

In addition, we settled an insurance litigation matter during the first quarter of fiscal 2008 which accounted for a $16 million increase to operating income compared to the prior year.  The calculated diluted earnings per share, excluding the insurance litigation recovery is $1.07 for the three months ended April 30, 2007 compared to $0.84 in the prior year.  We believe the exclusion of the insurance litigation recovery provides a more appropriate comparison with prior year results.  The calculation of diluted earnings per share excluding the insurance recovery is as follows (in thousands, except per share amount):

Three months ended
April 30, 2007

Net income as reported	$23,796
Less: insurance litigation recovery, net of income taxes of $5,592	(10,385)
Adjusted net income, excluding insurance litigation recovery	$13,411

Diluted weighted average shares outstanding	12,545

Diluted earnings per share, excluding insurance litigation recovery	$1.07

North America

	Three Months Ended April 30
	2007	%	2006	%	Change	Change %
	(In thousands)
Net sales	$71,382	100%	$66,615	100%	$4,767	7%
Cost of goods sold	43,226	61%	40,657	61%	2,569	6%
Gross profit	28,156	39%	25,958	39%	2,198	8%

Selling and administrative	12,139	17%	11,468	17%	671	6%
Loss (gain) on disposition of assets	(74)	—	4	—	(78)	—
Amortization	588	—	89	—	499	—
Insurance litigation recovery, net	(15,977)	(22)%	—	—	(15,977)	—

Operating income	$31,480	44%	$14,397	22%	$17,083	119%

The following are financial highlights for North America for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007:

•                  Higher sales in fiscal 2008 are the result of the acquisition of Pacific Services & Manufacturing, Inc. (PSM) made in the fourth quarter of fiscal 2007.

•                  North America lift truck industry shipments decreased 8% for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.  We have found that lift truck industry statistics provide an indication of the direction of our business activity.  However, changes in our net sales do not correspond directly to the percentage changes in lift truck industry shipments.

•                  Our gross profit percentage remained consistent during fiscal 2008 compared to fiscal 2007.  We have been able to offset the effect of general and material cost increases through either cost reduction activities or sales price increases.

•                  Selling and administrative costs increased due to the PSM acquisition and general cost increases.

•                  Higher amortization costs in fiscal 2008 relate to amortization of intangible assets related to our PSM acquisition.

•                  During the first quarter of fiscal 2008, we entered into a settlement agreement with Employers Reinsurance Corporation with respect to litigation to recover various costs incurred in connection with environmental and related proceedings.  The recovery from this settlement was $16.0 million, net of expenses.

Europe

	Three Months Ended April 30
	2007	%	2006	%	Change	Change %
	(In thousands)
Net sales	$41,604	100%	$33,221	100%	$8,383	25%
Cost of goods sold	33,999	82%	27,877	84%	6,122	22%
Gross profit	7,605	18%	5,344	16%	2,261	42%

Selling and administrative	6,226	15%	5,852	18%	374	6%
Loss (gain) on disposition of assets	8	—	(662)	(2)%	670	—
Amortization	205	—	207	—	(2)	—

Operating income (loss)	$1,166	3%	$(53)	—	$1,219	—

The following are financial highlights for Europe for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007:

•                  During fiscal 2008, sales increased 16%, excluding currency changes.

•                  European lift truck industry shipments increased 23% in the first quarter of fiscal 2008 compared to the prior year.  We believe we have maintained our overall existing market share in Europe during the first quarter of fiscal 2008.

•                  Our gross profit percentage in fiscal 2008 increased to 18% from 16% in the prior year.  In the current year, we received the benefit of better overhead cost absorption with increased sales and improved manufacturing efficiencies.

•                  Excluding the impact of currency changes, selling and administrative expenses decreased 3% in Europe, primarily due to lower warranty costs in the current year.

•                  Gain on disposition of assets in fiscal 2007 primarily relates to the sale of our manufacturing facility in Hoorn, The Netherlands.

Asia Pacific

	Three Months Ended April 30
	2007	%	2006	%	Change	Change %
	(In thousands)
Net sales	$13,795	100%	$11,137	100%	$2,658	24%
Cost of goods sold	10,198	74%	8,388	75%	1,810	22%
Gross profit	3,597	26%	2,749	25%	848	31%

Selling and administrative	1,957	14%	1,948	18%	9	—
Gain on disposition of assets	—	—	(4)	—	4	—

Operating income	$1,640	12%	$805	7%	$835	104%

The following are financial highlights for Asia Pacific for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007:

•                  Excluding currency changes, net sales increased 22% during fiscal 2008 compared to the prior year.  This increase occurred throughout the region, but sales were particularly strong in Korea and Japan.

•                  Lift truck industry shipments in Asia Pacific increased 2% in the first quarter of fiscal 2008.

•                  The gross profit percentage in Asia Pacific for fiscal 2008 was 26%, an increase of 1% over the prior year.  The sourcing of lower cost product from China is the primary reason for the gross profit percentage increase.

•                  Selling and administration costs decreased 2%, excluding the impact of currency changes, due to a general reduction in overall costs in the current year.

China

	Three Months Ended April 30
	2007	%	2006	%	Change	Change %
	(In thousands)
Net sales	$8,719	100%	$6,801	100%	$1,918	28%
Cost of goods sold	4,848	56%	4,163	61%	685	16%
Gross profit	3,871	44%	2,638	39%	1,233	47%

Selling and administrative	810	9%	584	9%	226	39%
Loss on disposition of assets	31	—	—	—	31	—
Amortization	5	—	6	—	(1)	—

Operating income	$3,025	35%	$2,048	30%	$977	48%

The following are financial highlights for China for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007:

•                  During fiscal 2008, sales increased 24%, excluding the impact of currency changes.

•                  Lift truck shipments in China increased 23% in the current year.

•                  Current year gross profit percentage increased to 44% from 39% in the prior year.  This increase primarily reflects the benefit of sourcing certain raw materials and components from within China.

•                  Excluding the impact of currency changes, selling and administration costs increased 35% due to additional costs to support our expanding operations in China.  As a percentage of net sales, selling and administration costs are consistent at 9% for both fiscal 2008 and 2007.

Non-Operating Items

The effective tax rate remained consistent at 35% in the first quarter of fiscal 2008 compared to the prior year.

Lift Truck Market Outlook

Based on our review of preliminary industry data we believe the general lift truck market outlook for the remainder of fiscal 2008 is as follows:

•                  Industry estimates are for the market in North America to be down 7% for fiscal 2008 compared to the prior year.

•                  Europe will continue to grow but at a more modest rate than experienced for the first quarter.

•                  The market in Asia Pacific will remain at the current levels through the remainder of the year.

•                  The market in China will continue to experience robust growth through the remainder of the year.

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended April 30, 2007 and April 30, 2006 by classifying transactions into three major categories of activities: operating, investing and financing.

Operating

Our primary source of liquidity is cash generated from operating activities. This consists of net income adjusted for noncash operating items such as depreciation and amortization, losses and gains on disposition of assets, share-based compensation, deferred income taxes and changes in operating assets and liabilities.

Net cash provided by operating activities from continuing operations was $23.1 million in the first three months of fiscal 2008 compared to $6.6 million for the same period in fiscal 2007. The increase in cash provided by operating activities in fiscal 2008 was due to an increase in net income, proceeds from the insurance litigation recovery, and changes in accounts payable, accrued expenses and income taxes payable.  This increase was partially offset by changes in accounts receivable and inventory.

Investing

Our capital expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods, expansion of production capacity and replacement for normal wear and tear. Capital expenditures by geographic segments were as follows (in thousands):

	Three Months Ended
	April 30
	2007	2006

North America	$1,554	$2,003
Europe	818	347
Asia Pacific	187	71
China	2,690	830
	$5,249	$3,251

We expect capital expenditures for the rest of fiscal 2008 to approximate depreciation expense, excluding expenditures related to our expansion plans in China.  The increase in capital expenditures in China is the result of the continued expansion of our Chinese operations.  We currently anticipate additional investments of $3 million in China in fiscal 2008 under our current plan.  Depreciation expense for the first three months in fiscal 2008 and fiscal 2007 was $3.5 million for both periods.

Financing

We declared dividends totaling $0.16 and $0.15 per share during the first three months of fiscal 2008 and 2007, respectively.  The dividend of $0.16 per share declared by our Board of Directors on April 5, 2007 was paid on May 18, 2007.  A dividend payable of $1.9 million is recorded on our consolidated balance sheet as of April 30, 2007 and presented as a noncash item in Note 9 to the consolidated financial statements, in this Form 10-Q.

The issuance of common stock related to the exercise of stock options and stock appreciation rights generated $1.4 million and $110,000 of cash for the first three months ended April 30, 2007 and 2006, respectively.

We paid $24.5 million to repurchase common stock during the first three months of fiscal 2008.

FINANCIAL CONDITION AND LIQUIDITY

Our working capital, defined as current assets less current liabilities, at April 30, 2007 was $122.7 million as compared to $113.1 million at January 31, 2007. Our current ratio at April 30, 2007 was consistent at 2.6 to 1 compared to January 31, 2007.

Total outstanding debt, including notes payable to banks at April 30, 2007 was $54.7 million as compared to $51.1 million at January 31, 2007.  Our debt agreements contain covenants relating to net worth and leverage ratios. We were in compliance with these covenants at April 30, 2007.  Borrowing arrangements currently in place with commercial banks provide lines of credit totaling $125 million, of which $54.7 million was outstanding and $3.3 million was used to issue letters of credit at April 30, 2007.  The lines of credit expire on December 7, 2011.  The interest rates on the lines of credit were 6.07% at April 30, 2007 and 6.06% at January 31, 2007.  Average interest rates on notes payable to banks were 3.1% at April 30, 2007 and 4.9% at January 31, 2007.

Our current plans are to fund our existing postretirement obligation as costs are incurred.  Any defined benefit obligations will be funded to meet minimum statutory funding requirements or any additional funding requirements which we have committed to in specific plan agreements.  Currently, these additional funding requirements are limited to annual contributions of $400,000 through fiscal year 2011 to a defined benefit plan in England.  During the first quarter of fiscal 2008, we made our second annual contribution to this defined benefit plan.

On September 5, 2006, our Board of Directors authorized a share repurchase program of up to $80 million over a two year period.  During the three months ended April 30, 2007, we repurchased and retired 389,000 shares of common stock.  Under the current program, as of April 30, 2007, we have repurchased and retired a total of 1.1 million shares of common stock for $61 million.

We believe that our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditure, acquisition, share buyback and debt retirement requirements for the next twelve months.

OTHER MATTERS

The U.S. dollar weakened in the first three months of fiscal 2008 in comparison to most foreign currencies used by our significant foreign operations, which are the Euro, Canadian Dollar and British Pound.  As a result, foreign currency translation adjustments increased shareholders’ equity by $7.5 million in the first three months of fiscal 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial position and results of operations is based on our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  We evaluate our estimates and judgments on an on-going basis, including those related to uncollectible receivables, inventories, goodwill and long-lived assets, warranty obligations, environmental liabilities and deferred taxes.  We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of our critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth in our Annual Report on Form 10-K for the year ended January 31, 2007.

OFF BALANCE SHEET ARRANGEMENTS

At April 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

FIN 48 - In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”

On February 1, 2007, we adopted the provisions of  FIN 48, which  prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

As of February 1, 2007, our liability for uncertain tax positions was $325,000.  As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for uncertain tax positions.  Our policy is to classify tax-related interest and penalties as income tax expense.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service (IRS) is currently examining our U.S. income tax return for fiscal year 2006.  As of February 1, 2007, we remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Jurisdiction	Open Fiscal Tax Years
United States - federal	2003-2006
United States – states	2002-2006
Canada	1999-2006
China	1996-2006
Germany	2002-2006
Italy	2001-2006
The Netherlands	2001-2006
United Kingdom	1999-2006

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

SFAS 158 - In September 2006, the FASB issued SFAS No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost.  In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. Presently, we use a December 31 measurement date for our postretirement benefit plan, which will change to coincide with our January 31 fiscal year-end date.  As required by SFAS 158, we adopted the balance sheet recognition provision as of January 31, 2007.  The measurement date provision is effective for the fiscal year beginning February 1, 2008.  We are currently evaluating the impact of the measurement date provision of SFAS 158 on our consolidated financial statements.

SFAS 159 – In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  SFAS 159 allows companies the choice to measure many financial instruments and certain other items at fair value.  Application of SFAS 159 is required for our financial statements beginning February 1, 2008.  We are currently reviewing the impact of this pronouncement on our consolidated financial statements.

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

The table below illustrates the hypothetical increase in net sales for the first quarter of fiscal 2008 resulting from a 10% weaker U.S. dollar during the quarter, measured against foreign currencies that affect our operations (in millions):

Euro	$3.2
Chinese yuan	0.9
British pound	0.8
Canadian dollar	0.6
Other currencies (representing 11% of consolidated net sales)	1.5

A 10% weaker U.S. dollar during the quarter, measured against foreign currencies that affect our operations, would have an immaterial impact on our operating income.

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

A majority of our products are manufactured using steel as a primary raw material and steel based components as purchased parts. As such, our cost of goods sold is sensitive to fluctuations in steel prices, either directly through the purchase of steel as raw material or indirectly through the purchase of steel based components. Presuming that the full impact of commodity steel cost increases is reflected in all steel and steel based component purchases, we estimate our gross profit percentage sensitivity to be approximately 0.3% for each 1.0% increase in commodity steel cost without offsetting sales price increases. For example, if the price of commodity steel increases 1.0%, and the full impact of that increase is reflected in all raw material and component purchases, the net decrease in the gross profit percentage would be approximately 0.3%. Based on our statement of income for the quarter ended April 30, 2007, a 1% increase in commodity steel costs without offsetting sales price increases would have decreased consolidated gross profit by approximately $369,000.

To date we have been able to mitigate the effect of a portion of steel cost increases on our gross profit. This has been done through price increases and production cost reductions. We intend to continue our efforts to mitigate the impact of any additional steel cost increases. There may be some time lag between the absorption of the steel cost increases and realizing the offsetting benefits of the mitigating measures. It should be noted that there is no assurance that we can fully mitigate all future steel cost increases through price increases and other measures and actual cost increases from steel suppliers could differ from cost increases that have been previously communicated.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the three months ended April 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There are no material changes from risk factors previously disclosed in our Form 10-K for the year ended January 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes information about our purchases of our common shares during the three months ended April 30, 2007.

			Total Number of	Maximum Dollar Value
			Shares Purchased as	of Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly Announced	be Purchased Under the
Period	Shares Purchased	Per Share	Plans or Programs	Plans or Programs
February 1 - 28, 2007	157,719	$55.24	157,719	$32,470,000
March 1 - 31, 2007	177,136	57.45	177,136	22,293,000
April 1 - 30, 2007	53,661	62.01	53,661	18,965,000

Quarter ended April 30, 2007	388,516	$57.18	388,516

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
June 8, 2007

/s/ RICHARD S. ANDERSON
Richard S. Anderson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350