Form 10-Q
period 2007-07-31
CASCADE CORP
filed 2007-09-10
CIK 18061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of August 23, 2007 was 12,105,210.

CASCADE CORPORATION

FORM 10-Q

Quarter Ended July 31, 2007

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

•                  Effectiveness of our capital expenditures and cost reduction initiatives;

•                  Fluctuations in interest rates;

•                  Actions by foreign governments;

•                  Assumptions relating to pension and other postretirement costs.

We undertake no obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited — in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 31		July 31
	2007	2006	2007	2006
Net sales	$143,183	$119,376	$278,683	$237,150
Cost of goods sold	97,897	81,023	190,168	162,108
Gross profit	45,286	38,353	88,515	75,042

Selling and administrative expenses	22,054	19,897	43,186	39,749
Loss (gain) on disposition of assets, net	(1,137)	45	(1,172)	(617)
Amortization	844	305	1,642	607
Insurance litigation recovery, net	—	—	(15,977)	—

Operating income	23,525	18,106	60,836	35,303
Interest expense	922	493	1,917	1,025
Interest income	(225)	(527)	(382)	(882)
Other expense (income), net	224	(287)	302	(321)

Income before provision for income taxes	22,604	18,427	58,999	35,481
Provision for income taxes	7,460	6,504	20,059	12,524

Net income	$15,144	$11,923	$38,940	$22,957

Basic earnings per share	$1.27	$0.95	$3.26	$1.83
Diluted earnings per share	$1.21	$0.91	$3.11	$1.75

Basic weighted average shares outstanding	11,930	12,569	11,948	12,555
Diluted weighted average shares outstanding	12,479	13,074	12,513	13,133

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except per share amounts)

	July 31	January 31
	2007	2007

ASSETS
Current assets:
Cash and cash equivalents	$22,501	$36,593
Accounts receivable, less allowance for doubtful accounts of $1,465 and $1,515	92,065	74,992
Inventories	71,437	58,280
Deferred income taxes	3,771	4,481
Prepaid expenses and other	8,741	8,609
Total current assets	198,515	182,955
Property, plant and equipment, net	87,970	84,151
Goodwill	114,090	99,498
Deferred income taxes	8,016	11,817
Intangible assets, net	21,982	17,026
Other assets	1,920	1,985
Total assets	$432,493	$397,432

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$2,125	$4,546
Current portion of long-term debt	12,500	12,573
Accounts payable	31,880	26,008
Accrued payroll and payroll taxes	10,157	9,391
Other accrued expenses	13,189	17,307
Total current liabilities	69,851	69,825
Long-term debt, net of current portion	36,500	34,000
Accrued environmental expenses	5,215	5,838
Deferred income taxes	3,736	2,798
Employee benefit obligations	9,717	9,719
Other liabilities	2,718	3,616
Total liabilities	127,737	125,796

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.50 par value, 20,000 authorized shares; 12,105 and 12,070 shares issued and outstanding	6,053	6,035
Retained earnings	274,230	253,307
Accumulated other comprehensive income	24,473	12,294
Total shareholders’ equity	304,756	271,636
Total liabilities and shareholders’ equity	$432,493	$397,432

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited — in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total	Year-To-Date
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Income (Loss)
Balance at January 31, 2007	12,070	$6,035	$—	$253,307	$12,294	$271,636

Net income	—	—	—	38,940	—	38,940	$38,940
Dividends ($ 0.34 per share)	—	—	—	(4,062)	—	(4,062)	—
Common stock issued	424	212	3,632	—	—	3,844	—
Excess tax benefit from exercise of share-based compensation awards	—	—	2,509	—	—	2,509	—
Common stock repurchased	(389)	(194)	(8,069)	(13,955)	—	(22,218)	—
Share-based compensation	—	—	1,928	—	—	1,928	—
Minimum pension/post-retirement adjustment	—	—	—	—	52	52	52
Translation adjustment	—	—	—	—	12,127	12,127	12,127

Balance at July 31, 2007	12,105	$6,053	$—	$274,230	$24,473	$304,756	$51,119

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Six Months Ended
	July 31
	2007	2006
Cash flows from operating activities:
Net income	$38,940	$22,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,531	7,494
Share-based compensation	1,928	1,882
Deferred income taxes	1,543	(1,363)
Gain on disposition of assets, net	(1,172)	(617)
Changes in operating assets and liabilities:
Accounts receivable	(13,035)	(9,586)
Inventories	(9,850)	3,557
Prepaid expenses and other	637	(802)
Accounts payable and accrued expenses	2,724	(4,544)
Income taxes payable and receivable	(751)	(2,092)
Other assets and liabilities	(1,349)	(491)
Net cash provided by operating activities	28,146	16,395

Cash flows from investing activities:
Capital expenditures	(9,106)	(6,248)
Proceeds from disposition of assets	2,497	1,607
Sales of marketable securities	—	7,100
Purchases of marketable securities	—	(6,100)
Business acquisitions	(11,529)	—
Net cash used in investing activities	(18,138)	(3,641)

Cash flows from financing activities:
Cash dividends paid	(4,062)	(3,769)
Payments on long-term debt	(57,442)	(88)
Proceeds from long-term debt	59,500	—
Notes payable to banks, net	(3,400)	(530)
Common stock issued under share-based compensation plans	3,844	724
Common stock repurchased	(24,496)	—
Excess tax benefit from exercise of share-based compensation awards	2,509	118
Net cash used in financing activities	(23,547)	(3,545)

Effect of exchange rate changes	(553)	(853)

Change in cash and cash equivalents	(14,092)	8,356
Cash and cash equivalents at beginning of period	36,593	35,493
Cash and cash equivalents at end of period	$22,501	$43,849

Supplemental disclosure of cash flow information:

See Note 9 to the consolidated financial statements

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Description of Business

Cascade Corporation is an international company engaged in the manufacture of materials handling products that are widely used on industrial fork lift trucks and, to a lesser extent, products that are used on construction, mining and agricultural vehicles. Accordingly, our sales are largely dependent on sales of lift trucks and on the sales of replacement parts. Our sales are made throughout the world. We are headquartered in Fairview, Oregon, employing approximately 2,300 people and maintaining operations in 15 countries outside the United States.

Note 2—Interim Financial Information

The accompanying consolidated financial statements for the interim periods ended July 31, 2007 and 2006 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

Note 3—Segment Information

Our operating units have largely similar economic characteristics and attributes, including similar products, distribution patterns and classes of customers. As a result, we aggregate our operating units into four geographic operating segments related to the manufacturing, distribution and servicing of material handling load engagement products. We evaluate performance of each of our operating segments based on operating income, which is income before interest, miscellaneous income/expense and income taxes. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies contained in Note 2 of our consolidated financial statements included in our Form 10-K for the fiscal year ended January 31, 2007.

Revenues and operating results are classified according to the country of origin.  Identifiable assets are attributed to the geographic location in which they are located. Net sales, operating results and identifiable assets by geographic region were as follows (in thousands):

	Three Months Ended July 31
2007	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Net sales	$74,569	$43,418	$15,091	$10,105	$—	$143,183
Transfers between areas	8,594	373	28	3,890	(12,885)	—
Net sales and transfers	$83,163	$43,791	$15,119	$13,995	$(12,885)	$143,183
Gross profit	$29,041	$7,924	$3,582	$4,739		$45,286
Selling and administrative	12,402	6,523	2,144	985		22,054
Loss (gain) on disposition of assets, net	(1,120)	—	(17)	—		(1,137)
Amortization	639	209	—	(4)		844
Operating income	$17,120	$1,192	$1,455	$3,758		$23,525
Total assets	$231,601	$122,083	$36,753	$42,056		$432,493
Property, plant and equipment, net	$33,752	$35,848	$1,953	$16,417		$87,970
Capital expenditures	$1,947	$543	$262	$1,105		$3,857
Depreciation expense	$1,740	$1,235	$98	$337		$3,410

	Three Months Ended July 31
2006	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Net sales	$65,847	$33,827	$12,319	$7,383	$—	$119,376
Transfers between areas	6,510	432	76	1,704	(8,722)	—
Net sales and transfers	$72,357	$34,259	$12,395	$9,087	$(8,722)	$119,376
Gross profit	$26,081	$6,273	$2,979	$3,020		$38,353
Selling and administrative	11,503	5,548	2,130	716		19,897
Loss (gain) on disposition of assets, net	5	45	(6)	1		45
Amortization	89	208	—	8		305
Operating income (loss)	$14,484	$472	$855	$2,295		$18,106
Total assets	$208,021	$112,687	$32,326	$28,140		$381,174
Property, plant and equipment, net	$33,951	$35,586	$1,501	$5,414		$76,452
Capital expenditures	$1,724	$645	$73	$555		$2,997
Depreciation expense	$2,065	$1,162	$108	$70		$3,405

	Six Months Ended July 31
2007	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Net sales	$145,951	$85,022	$28,886	$18,824	$—	$278,683
Transfers between areas	16,903	697	98	6,559	(24,257)	—
Net sales and transfers	$162,854	$85,719	$28,984	$25,383	$(24,257)	$278,683
Gross profit	$57,197	$15,529	$7,179	$8,610		$88,515
Selling and administrative	24,541	12,749	4,101	1,795		43,186
Loss (gain) on disposition of assets, net	(1,194)	8	(17)	31		(1,172)
Amortization	1,227	414	—	1		1,642
Insurance litigation recovery, net	(15,977)	—	—	—		(15,977)
Operating income	$48,600	$2,358	$3,095	$6,783		$60,836
Capital expenditures	$3,501	$1,361	$449	$3,795		$9,106
Depreciation expense	$3,650	$2,460	$197	$582		$6,889

	Six Months Ended July 31
2006	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Net sales	$132,462	$67,048	$23,456	$14,184	$—	$237,150
Transfers between areas	12,504	837	168	3,371	(16,880)	—
Net sales and transfers	$144,966	$67,885	$23,624	$17,555	$(16,880)	$237,150
Gross profit	$52,039	$11,617	$5,728	$5,658		$75,042
Selling and administrative	22,971	11,400	4,078	1,300		39,749
Loss (gain) on disposition of assets, net	9	(617)	(10)	1		(617)
Amortization	178	415	—	14		607
Operating income	$28,881	$419	$1,660	$4,343		$35,303
Capital expenditures	$3,727	$992	$144	$1,385		$6,248
Depreciation expense	$4,106	$2,433	$212	$136		$6,887

Note 4—Inventories

Inventories stated at the lower of average cost or market are presented below by major class (in thousands).

	July 31	January 31
	2007	2007
Finished goods and components	$43,806	$36,716
Work in process	739	399
Raw materials	26,892	21,165
	$71,437	$58,280

Note 5—Goodwill

During the six months ended July 31, 2007, goodwill increased $7.6 million due to acquisitions.  The remaining difference in the amount of goodwill between July 31, 2007 and January 31, 2007 related to fluctuations in foreign currencies. We have no goodwill recorded in China. The following table provides a breakdown of goodwill by geographic region (in thousands):

	July 31	January 31
	2007	2007
North America	$100,011	$85,903
Europe	11,100	10,598
Asia Pacific	2,979	2,997
	$114,090	$99,498

Note 6—Share-Based Compensation Plans

We have granted three types of share-based awards, stock appreciation rights (SARS), restricted stock and stock options under our share-based compensation plans to officers, key managers and directors.  The grant prices for SARS and in the past stock options are established by our Board of Directors’ Compensation Committee at the time the awards are granted.  We issue new common shares upon the exercise of all awards.

SARS provide the holder the right to receive an amount, payable in our common shares, equal to the excess of the market value of our common shares on the date of exercise (“intrinsic value”) over the base price at the time the right was granted. The base price may not be less than the market price of our common shares on the date of grant.  All SARS vest ratably over a four year period and have a term of ten years.

 During the second quarter of fiscal 2008, shareholders approved a proposal to amend the SARS plan to permit the issuance of restricted shares of common stock.  Upon the granting of restricted stock, common shares are issued to the recipient, but the shares may not be sold, assigned, transferred, pledged, or disposed of by the recipient until vested.  Regardless of vesting, restricted shares have full voting rights and any dividends declared will be paid to the restricted stock recipient.  Restricted shares vest ratably over a period of three years for officers and four years for directors.  The number of restricted shares issued to directors is based on the market value of our shares on the date of grant.

The amended SARS plan provides for the issuance of a maximum of 750,000 shares of common stock upon the exercise of SARS or issuance of restricted stock.  As of July 31, 2007, a total of 217,000 shares of common stock have been issued under the SARS plan, which includes 42,000 shares of restricted stock, with a grant date fair market value of $73.73 per share.

Stock options provide the holder the right to receive our common shares at an established price.  We have reserved 1,400,000 shares of common stock under our stock option plan. As of July 31, 2007, a total of 1,083,000 shares have been issued upon the exercise of stock options.  No additional stock options can be granted under the terms of the plan.  All outstanding stock options vest ratably over a four year period and have a term of ten years.

A summary of the plans’ status at July 31, 2007 together with changes during the six months then ended are presented in the following tables (in thousands, except per share amounts):

	Stock Options		Stock Appreciation Rights
	Outstanding Awards	Weighted Average Exercise Price Per Share	Outstanding Awards	Weighted Average Exercise Price Per Share

Balance at January 31, 2007	570	$13.79	1,031	$31.56
Granted	—	—	66	73.73
Exercised	(276)	14.02	(170)	29.87
Forfeited	(6)	19.86	(79)	33.93

Balance at July 31, 2007	288	$13.43	848	$34.96

We calculate share-based compensation cost for SARS and stock options using the Black-Scholes option pricing model.  The range of assumptions used to compute share-based compensation are as follows:

	Granted in	Granted Prior to
	Fiscal 2008	Fiscal 2008

Risk-free interest rate	5.1%	2.3 - 5.0%
Expected volatility	41%	40 - 42%
Expected dividend yield	1.0%	1.1 - 2.8%
Expected life (in years)	7	5 - 6
Weighted average fair value at date of grant	$33.31	$4.16 - 17.86

We calculate share-based compensation cost for restricted stock by multiplying the fair market value of our common shares on the grant date by the number of restricted shares expected to vest.  The restricted stock share-based compensation is expensed ratably over the applicable vesting period.

As of July 31, 2007, there was $11.6 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans, which is expected to be recognized over a weighted average period of 2.7 years. The following table represents as of July 31, 2007 the share-based compensation costs to be recognized in future periods (in thousands) for awards granted to date:

Fiscal Year	Amount
2008*	$2,602
2009	4,563
2010	3,057
2011	1,157
2012	198
$11,577

*Represents last six months of fiscal 2008.

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

Our specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision affecting our Fairview, Oregon manufacturing facility. The Records of Decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted since 1996 and current estimates provide for some level of activity to continue through 2019. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. The recorded liability for ongoing remediation activities at our Fairview facility was $5.3 million and $5.9 million at July 31, 2007 and January 31, 2007, respectively.

Springfield, Ohio

In 1994, we entered into a consent order with the Ohio Environmental Protection Agency, which required the installation of remediation systems for the cleanup of groundwater contamination at our Springfield, Ohio facility. The current estimate is that the remediation activities will continue through 2013. The recorded liability for ongoing remediation activities in Springfield was $909,000 at July 31, 2007 and $1.0 million at January 31, 2007.

Insurance Litigation

On April 9, 2007, we entered into a settlement agreement with Employers Reinsurance Corporation with respect to litigation to recover various expenses incurred in connection with environmental and related proceedings.  The recovery from the settlement, recorded during the three months ended April 30, 2007, was $16.0 million, net of expenses.  In connection with the settlement, we released all rights we might have under insurance policies issued by Employers Reinsurance Corporation and certain related entities.  This concluded all litigation against our insurance companies with regard to environmental matters.

Legal Proceedings

We are subject to legal proceedings, claims and litigation, in addition to the environmental matters previously discussed, arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect the ultimate costs to be material to our consolidated financial position, result of operations, or cash flows.

Note 8—Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended July 31		Six Months Ended July 31
	2007	2006	2007	2006
Basic earnings per share:
Net income	$15,144	$11,923	$38,940	$22,957
Weighted average shares of common stock outstanding	11,930	12,569	11,948	12,555
	$1.27	$0.95	$3.26	$1.83

Diluted earnings per share:
Net income	$15,144	$11,923	$38,940	$22,957
Weighted average shares of common stock outstanding	11,930	12,569	11,948	12,555
Dilutive effect of stock options and stock appreciation rights	549	505	565	578
Diluted weighted average shares of common stock outstanding	12,479	13,074	12,513	13,133
	$1.21	$0.91	$3.11	$1.75

Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and stock appreciation rights and the amount of unvested restricted stock.  Unexercised SARs totaling 66,000 awards were excluded from the fiscal 2008 three months and six months calculations of diluted earnings per share because they were antidilutive.  Unvested restricted stock totaling 42,000 shares was excluded from the fiscal 2008 six months calculation of diluted earnings per share because they were antidilutive.  All stock options are included in our calculation of incremental shares because they are dilutive.

Note 9—Supplemental Cash Flow Information

The following table presents information that supplements the consolidated statements of cash flow (in thousands):

	For the Six Months Ended July 31
	2007	2006
Cash paid during the period for:
Interest	$1,915	$1,016
Income taxes	$16,664	$15,862

Supplemental disclosure of investing activities:
Business acquisitions:
Accounts receivable and other assets	$871	$—
Inventories	818	—
Property, plant and equipment	296	—
Intangible asset - customer relationships	5,400	—
Intangible asset - intellectual property and other	1,900	—
Goodwill	6,478	—
Accounts payable and other liabilities assumed	(708)	—
Notes payable assumed	(931)	—
Deferred income tax liability	(2,659)	—
Net cash paid for acquisitions	$11,465	$—

Note 10—Benefit Plans

The following table represents the net periodic cost related to our defined benefit plans in England and France and our postretirement health benefit plan in the United States (in thousands):

	Defined Benefit		Postretirement Benefit
	Three Months Ended July 31		Three Months Ended July 31
	2007	2006	2007	2006
Net periodic benefit cost:
Service cost	$15	$22	$30	$34
Interest cost	131	128	106	114
Expected return on plan assets	(127)	(125)	—	—
Recognized prior service cost	—	—	(19)	(19)
Recognized net actuarial loss	22	36	48	111
	$41	$61	$165	$240

	Defined Benefit		Postretirement Benefit
	Six Months Ended July 31		Six Months Ended July 31
	2007	2006	2007	2006

Net periodic benefit cost:
Service cost	$29	$43	$60	$68
Interest cost	260	253	211	228
Expected return on plan assets	(252)	(248)	—	—
Recognized prior service cost	—	—	(38)	(38)
Recognized net actuarial loss	44	71	96	222
	$81	$119	$329	$480

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

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service is currently examining our U.S. income tax return for fiscal year 2006.  As of February 1, 2007, we remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Jurisdiction	Open Fiscal Tax Years
United States - federal	2003-2006
United States — states	2002-2006
Canada	1999-2006
China	1996-2006
Germany	2002-2006
Italy	2001-2006
The Netherlands	2001-2006
United Kingdom	1999-2006

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

	2007	2006
Balance at January 31	$1,754	$1,665
Accruals for warranties issued during the period	1,179	1,385
Accruals for pre-existing warranties	—	(29)
Settlements during the period	(1,214)	(1,285)
Balance at July 31	$1,719	$1,736

Note 13—Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in and the components of accumulated other comprehensive income (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
Balance at January 31, 2007	$14,675	$(2,381)	$12,294
Translation adjustment	12,127	$—	12,127
Minimum pension/postretirement adjustment	—	52	52
Balance at July 31, 2007	$26,802	$(2,329)	$24,473

Note 14—Gain on Sale of Assets

During the second quarter of fiscal 2008, we recognized a $1.1 million gain on the sale of land in Fairview, Oregon.

During the first quarter of fiscal 2007, we recognized a $715,000 gain on the sale of our manufacturing facility in Hoorn, The Netherlands. We had closed this facility in fiscal 2006.

Note 15—Acquisitions

During the second quarter of fiscal 2008, we purchased 100% of the stock of American Compaction Equipment, Inc., a manufacturer of construction attachments located in San Juan Capistrano, California.  The total purchase price was approximately $11.5 million, net of assumed liabilities.  Results of operations for American Compaction Equipment, Inc. have been included in our consolidated statement of income since the acquisition date of May 1, 2007.  We have not included pro forma financials as though the acquisition had occurred on February 1, 2007, due to materiality.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our businesses globally manufacture and distribute material handling load engagement products primarily for the lift truck industry and to a lesser extent the construction industry.  We operate in four geographic segments:  North America, Europe, Asia Pacific and China.  All references to fiscal periods are defined as the periods ended July 31, 2006 (fiscal 2007) and the periods ended July 31, 2007 (fiscal 2008).

COMPARISON OF SECOND QUARTER OF FISCAL 2008 AND FISCAL 2007

Executive Summary

	Three Months Ended July 31
	2007	2006	Change	Change %
	(In thousands except per share amounts)

Net sales	$143,183	$119,376	$23,807	20%
Operating income	$23,525	$18,106	$5,419	30%
Net income	$15,144	$11,923	$3,221	27%
Diluted earnings per share	$1.21	$0.91	$0.30	33%

Higher levels of net sales, operating income and net income in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 are primarily the result of the strength of lift truck markets in Europe, China and Asia Pacific as well as acquisitions in North America over the past year.  Lift truck shipments globally were up 10% over the prior year.  Excluding the impact of foreign currency, net sales increased 17% during the second quarter of fiscal 2008.

In addition, we realized a gain of $1.1 million on the sale of land in Fairview, Oregon during the second quarter of fiscal 2008.  The calculated diluted earnings per share, excluding the land sale gain is $1.16 for the three months ended July 31, 2007 compared to $0.91 in the prior year.  We believe the exclusion of the land sale gain provides a more appropriate comparison with prior year results.  The calculation of diluted earnings per share excluding the land sale gain is as follows (in thousands, except per share amount):

Three months ended
July 31, 2007

Net income as reported	$15,144
Less: land sale gain, net of income taxes of $424	(714)
Adjusted net income, excluding land sale gain	$14,430

Diluted weighted average shares outstanding	12,479

Diluted earnings per share, excluding land sale gain	$1.16

North America

	Three Months Ended July 31
	2007	%	2006	%	Change	Change %
	(In thousands)
Net sales	$74,569	90%	$65,847	91%	$8,722	13%
Transfers between areas	8,594	10%	6,510	9%	2,084	32%
Net sales and transfers	83,163	100%	72,357	100%	10,806	15%

Cost of goods sold	54,122	65%	46,276	64%	7,846	17%
Gross profit	29,041	35%	26,081	36%	2,960	11%

Selling and administrative	12,402	15%	11,503	16%	899	8%
Loss (gain) on disposition of assets, net	(1,120)	(1)%	5	—	(1,125)	—
Amortization	639	—	89	—	550	—

Operating income	$17,120	21%	$14,484	20%	$2,636	18%

The following are financial highlights for North America for the second quarter of fiscal 2008:

•                  Higher sales are primarily the result of the acquisitions of Pacific Services & Manufacturing, Inc. and American Compaction Equipment, Inc. made in the fourth quarter of fiscal 2007 and the second quarter of fiscal 2008, respectively.  Excluding sales related to our acquisitions, net sales increased 2%.

•                  North America lift truck industry shipments from fiscal 2007 to fiscal 2008 decreased 4%.  We have found that lift truck industry statistics provide an indication of the direction of our business activity.  However, changes in our net sales do not correspond directly to the percentage changes in lift truck industry shipments.

•                  During the second quarter of fiscal 2008 we realized a gain of $1.1 million on the sale of land in Fairview, Oregon.  Excluding the impact of the land sale gain, operating income increased 10%.

•                  Transfers to other Cascade geographic areas increased 32% during fiscal 2008 compared to fiscal 2007, reflecting increased customer demand globally.

•                  Our gross profit percentage decreased slightly from 36% in fiscal 2007 to 35% in fiscal 2008, due to product mix.

•                  Selling and administrative costs increased 7%, excluding currency changes, mainly due to acquisitions.  As a percentage of net sales and transfers, selling and administrative costs decreased 1% in fiscal 2008 to 15%.

•                  Higher amortization costs in fiscal 2008 relate to the amortization of intangible assets from our acquisitions.

Europe

	Three Months Ended July 31
	2007	%	2006	%	Change	Change %
	(In thousands)
Net sales	$43,418	99%	$33,827	99%	$9,591	28%
Transfers between areas	373	1%	432	1%	(59)	(14)%
Net sales and transfers	43,791	100%	34,259	100%	9,532	28%

Cost of goods sold	35,867	82%	27,986	82%	7,881	28%
Gross profit	7,924	18%	6,273	18%	1,651	26%

Selling and administrative	6,523	15%	5,548	16%	975	18%
Loss on disposition of assets, net	—	—	45	—	(45)	—
Amortization	209	—	208	1%	1	—

Operating income	$1,192	3%	$472	1%	$720	153%

The following are financial highlights for Europe for the second quarter of fiscal 2008:

•                  Net sales increased 21%, excluding currency changes, reflecting a strong European lift truck market.

•                  European lift truck industry shipments increased 20% compared to the prior year.

•                  Our gross profit percentage remained consistent at 18% during fiscal 2008 and fiscal 2007.  We were able to offset material cost increases with better fixed cost absorption due to higher sales and production levels.

•                  Excluding the impact of currency changes, selling and administrative expenses increased 11% in Europe, due to higher selling costs with the increased sales volume and increased marketing activities.  As a percentage of net sales and transfers, selling and administrative costs decreased from 16% in fiscal 2007 to 15% for fiscal 2008.

Asia Pacific

	Three Months Ended July 31
	2007	%	2006	%	Change	Change %
	(In thousands)
Net sales	$15,091	100%	$12,319	99%	$2,772	23%
Transfers between areas	28	—	76	1%	(48)	(63)%
Net sales and transfers	15,119	100%	12,395	100%	2,724	22%

Cost of goods sold	11,537	76%	9,416	76%	2,121	23%
Gross profit	3,582	24%	2,979	24%	603	20%

Selling and administrative	2,144	14%	2,130	17%	14	1%
Gain on disposition of assets, net	(17)	—	(6)	—	(11)	—

Operating income	$1,455	10%	$855	7%	$600	70%

The following are financial highlights for Asia Pacific for the second quarter of fiscal 2008:

•                  Excluding currency changes, net sales increased 22% during fiscal 2008 compared to the prior year, reflecting increases in all locations throughout the region.

•                  Lift truck industry shipments in Asia Pacific increased 6% in fiscal 2008.

•                  Selling and administrative costs decreased 1% in fiscal 2008, excluding the impact of currency changes, due to general cost decreases in the current year.

China

	Three Months Ended July 31
	2007	%	2006	%	Change	Change %
	(In thousands)
Net sales	$10,105	72%	$7,383	81%	$2,722	37%
Transfers between areas	3,890	28%	1,704	19%	2,186	128%
Net sales and transfers	13,995	100%	9,087	100%	4,908	54%

Cost of goods sold	9,256	66%	6,067	67%	3,189	53%
Gross profit	4,739	34%	3,020	33%	1,719	57%

Selling and administrative	985	7%	716	8%	269	38%
Loss on disposition of assets, net	—	—	1	—	(1)	—
Amortization	(4)	—	8	—	(12)	—

Operating income	$3,758	27%	$2,295	25%	$1,463	64%

The following are financial highlights for China for the second quarter of fiscal 2008:

•                  Net sales increased 32%, excluding the impact of currency changes.  Our recent capital expansion plan in China has increased our capabilities to manufacture a larger volume of products.  We are currently seeing the benefits of this effort with our increased sales activity.

•                  Lift truck shipments in China increased 17% in fiscal 2008 compared to fiscal 2007.

•                  Transfers to other Cascade geographic areas increased 128% during fiscal 2008 compared to fiscal 2007 due to the recent expansion of operations in China.  Transfers were shipped to Asia Pacific and Europe.

•                  Current year gross profit percentage increased to 34% from 33% in the prior year.  This increase primarily reflects the benefit of sourcing certain raw materials and components from within China, which is offset by lower margins due to product and customer mix.

•                  Excluding the impact of currency changes, selling and administrative costs increased 33% due to additional costs to support our expanded operations in China.  As a percentage of net sales and transfers, selling and administration costs decreased from 8% in fiscal 2007 to 7% for fiscal 2008.

Non-Operating Items

The effective tax rate decreased 2% in the second quarter of fiscal 2008 from 35% in the prior year to 33% in the current year.  The change was primarily related to proportionally higher levels of income in the current year from China, which has a lower tax rate compared to other Cascade locations.

Lift Truck Market Outlook

Based on our review of preliminary industry data we believe the general lift truck market outlook for the remainder of fiscal 2008 is as follows:

•                  The market in North America will continue to be down compared to the prior year.

•                  Europe will continue to grow but at a more modest rate than experienced for the second quarter.

•                  The market in Asia Pacific will remain at the current levels through the remainder of the year.

•                  The market in China will continue to experience robust growth through the remainder of the year.

COMPARISON OF THE FIRST SIX MONTHS OF FISCAL 2008 AND FISCAL 2007

Executive Summary

	Six Months Ended July 31
	2007	2006	Change	Change %
	(In thousands except per share amounts)

Net sales	$278,683	$237,150	$41,533	18%
Operating income	$60,836	$35,303	$25,533	72%
Net income	$38,940	$22,957	$15,983	70%
Diluted earnings per share	$3.11	$1.75	$1.36	78%

Higher levels of net sales, operating income and net income in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007 are primarily the result of the strength of lift truck markets in Europe, China and Asia Pacific, as well as acquisitions in North America over the past year.  Lift truck shipments globally were up 9% over the prior year.

In addition, we settled an insurance litigation matter during the first quarter of fiscal 2008 which accounted for a $16 million increase to operating income compared to the prior year.  The calculated diluted earnings per share, excluding the insurance litigation recovery is $2.31 for the six months ended July 31, 2007 compared to $1.75 in the prior year.  We believe the exclusion of the insurance litigation recovery provides a more appropriate comparison with prior year results.  The calculation of diluted earnings per share excluding the insurance recovery is as follows (in thousands, except per share amount):

Six months ended
July 31, 2007

Net income as reported	$38,940
Less: insurance litigation recovery, net of income taxes of $5,951	(10,026)

Adjusted net income, excluding insurance litigation recovery	$28,914
Diluted weighted average shares outstanding	12,513

Diluted earnings per share, excluding insurance litigation recovery	$2.31

North America

	Six Months Ended July 31
	2007	%	2006	%	Change	Change %
	(In thousands)
Net sales	$145,951	90%	$132,462	91%	$13,489	10%
Transfers between areas	16,903	10%	12,504	9%	4,399	35%
Net sales and transfers	162,854	100%	144,966	100%	17,888	12%

Cost of goods sold	105,657	65%	92,927	64%	12,730	14%
Gross profit	57,197	35%	52,039	36%	5,158	10%

Selling and administrative	24,541	15%	22,971	16%	1,570	7%
Loss (gain) on disposition of assets, net	(1,194)	—	9	—	(1,203)	—
Amortization	1,227	—	178	—	1,049	—
Insurance litigation recovery, net	(15,977)	(10)%	—	—	(15,977)	—

Operating income	$48,600	30%	$28,881	20%	$19,719	68%

The following are financial highlights for North America for the first six months of fiscal 2008:

•                  Higher sales in fiscal 2008 are primarily the result of the acquisitions made in the fourth quarter of fiscal 2007 and the second quarter of fiscal 2008.  Excluding net sales from acquisitions, net sales increased 1%.

•                  North America lift truck industry shipments from 2007 to 2008 decreased 6%.  We have found that lift truck industry statistics provide an indication of the direction of our business activity.  However, changes in our net sales do not correspond directly to the percentage changes in lift truck industry shipments.

•                  Transfers to other Cascade geographic areas increased 35% during fiscal 2008 compared to fiscal 2007 due to increased customer demand globally.

•                  Our gross profit percentage decreased 1% during fiscal 2008 compared to fiscal 2007, due to product mix.

•                  Selling and administrative costs increased 7%, excluding currency changes, mainly due to acquisitions.  As a percentage of net sales and transfers, selling and administrative costs decreased from 16% in fiscal 2007 to 15% for fiscal 2008.

•                  During the second quarter of fiscal 2008 we realized a gain of $1.1 million on the sale of land in Fairview, Oregon.

•                  Higher amortization costs in fiscal 2008 relate to the amortization of intangible assets from our acquisitions.

•                  During the first quarter of fiscal 2008, we entered into a settlement agreement with Employers Reinsurance Corporation with respect to litigation to recover various expenses incurred in connection with environmental and related proceedings.  The recovery from this settlement was $16.0 million, net of expenses.

Europe

	Six Months Ended July 31
	2007	%	2006	%	Change	Change %
	(In thousands)
Net sales	$85,022	99%	$67,048	99%	$17,974	27%
Transfers between areas	697	1%	837	1%	(140)	(17)%
Net sales and transfers	85,719	100%	67,885	100%	17,834	26%

Cost of goods sold	70,190	82%	56,268	83%	13,922	25%
Gross profit	15,529	18%	11,617	17%	3,912	34%

Selling and administrative	12,749	15%	11,400	17%	1,349	12%
Loss (gain) on disposition of assets, net	8	—	(617)	(1)%	625	—
Amortization	414	—	415	—	(1)	—

Operating income	$2,358	3%	$419	1%	$1,939	463%

The following are financial highlights for Europe for the first six months of fiscal 2008:

•                  During fiscal 2008, net sales increased 19%, excluding currency changes.

•                  European lift truck industry shipments increased 22% compared to the prior year.

•                  Our gross profit percentage increased 1% in fiscal 2008 compared to fiscal 2007.  We were able to offset material cost increases with better fixed cost absorption due to higher sales and production levels.

•                  Excluding the impact of currency changes, selling and administrative expenses increased 4% in Europe because of higher sales and marketing costs.  As a percentage of net sales and transfers, selling and administration costs decreased from 17% in fiscal 2007 to 15% for fiscal 2008.

Asia Pacific

	Six Months Ended July 31
	2007	%	2006	%	Change	Change %
	(In thousands)
Net sales	$28,886	100%	$23,456	99%	$5,430	23%
Transfers between areas	98	—	168	1%	(70)	(42)%
Net sales and transfers	28,984	100%	23,624	100%	5,360	23%

Cost of goods sold	21,805	75%	17,896	76%	3,909	22%
Gross profit	7,179	25%	5,728	24%	1,451	25%

Selling and administrative	4,101	14%	4,078	17%	23	1%
Gain on disposition of assets, net	(17)	—	(10)	—	(7)	—

Operating income	$3,095	11%	$1,660	7%	$1,435	86%

The following are financial highlights for Asia Pacific for the first six months of fiscal 2008:

•                  Excluding currency changes, net sales increased 20% during fiscal 2008 compared to the prior year.  This increase occurred in all locations throughout the region.

•                  Lift truck industry shipments in Asia Pacific increased 4% in fiscal 2008 compared to fiscal 2007.

•                  The gross profit percentage in Asia Pacific increased 1% for fiscal 2008 compared to fiscal 2007, primarily due to the sourcing of lower cost product from Cascade operations in China.

•                  Selling and administrative costs decreased 2% in the current year, excluding the impact of currency changes, due to general cost decreases in the current year.

China

	Six Months Ended July 31
	2007	%	2006	%	Change	Change %
	(In thousands)
Net sales	$18,824	74%	$14,184	81%	$4,640	33%
Transfers between areas	6,559	26%	3,371	19%	3,188	95%
Net sales and transfers	25,383	100%	17,555	100%	7,828	45%

Cost of goods sold	16,773	66%	11,897	68%	4,876	41%
Gross profit	8,610	34%	5,658	32%	2,952	52%

Selling and administrative	1,795	7%	1,300	7%	495	38%
Loss on disposition of assets, net	31	—	1	—	30	—
Amortization	1	—	14	—	(13)	—

Operating income	$6,783	27%	$4,343	25%	$2,440	56%

The following are financial highlights for China for the first six months of fiscal 2008:

•                  During fiscal 2008, net sales increased 28%, excluding the impact of currency changes.

•                  Lift truck shipments in China increased 19% compared to fiscal 2007.

•                  Transfers to other Cascade geographic areas increased 95% compared to fiscal 2007 due to the recent expansion of operations in China.  Transfers were shipped to Asia Pacific and Europe.

•                  Current year gross profit percentage increased to 34% from 32% in the prior year.  This increase primarily reflects the benefit of sourcing certain raw materials and components from within China, which is offset by lower margins due to product and customer mix.

•                  Excluding the impact of currency changes, selling and administrative costs increased 34% due to additional costs to support our expanded operations in China.  As a percentage of net sales and transfers, selling and administrative costs remained consistent at 7%.

Non-Operating Items

The effective tax rate of 34% in the first six months of fiscal 2008 was a decrease of 1% compared to fiscal 2007.  The change was primarily related to proportionally higher levels of income in the current year from China, which has a lower tax rate compared to other Cascade locations.

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the six months ended July 31, 2007 and July 31, 2006 by classifying transactions into three major categories of activities: operating, investing and financing.

Operating

Our primary source of liquidity is cash generated from operating activities. This consists of net income adjusted for noncash operating items such as depreciation and amortization, losses and gains on disposition of assets, share-based compensation, deferred income taxes and changes in operating assets and liabilities.

Net cash provided by operating activities from continuing operations was $28.1 million in the first six months of fiscal 2008 compared to $16.4 million for the same period in fiscal 2007. The increase in cash provided by operating activities in fiscal 2008 was due to an increase in net income, which includes proceeds from the insurance litigation recovery, and changes in accounts payable, accrued expenses and income taxes payable.  These changes were partially offset by increases in accounts receivable and inventory due to higher sales and sourcing of product globally.

Investing

Our capital expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods, expansion of production capacity and replacement for normal wear and tear. Capital expenditures by geographic segments were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31		July 31
	2007	2006	2007	2006

North America	$1,947	$1,724	$3,501	$3,727
Europe	543	645	1,361	992
Asia Pacific	262	73	449	144
China	1,105	555	3,795	1,385
	$3,857	$2,997	$9,106	$6,248

We expect capital expenditures for the rest of fiscal 2008 to approximate depreciation expense, excluding expenditures related to our expansion plans in China.  The increase in capital expenditures in China is the result of the continued expansion of our Chinese operations.  We currently anticipate additional investments of up to $7 million in China over the next twelve months.  Depreciation expense for the first six months in fiscal 2008 and fiscal 2007 was $6.9 million for both periods.

During the second quarter of fiscal 2008, we purchased 100% of the stock of American Compaction Equipment, Inc., a manufacturer of construction attachments located in San Juan Capistrano, California.  The total purchase price was approximately $11.5 million, net of assumed liabilities.

Financing

We declared dividends totaling $0.34 and $0.30 per share during the first six months of fiscal 2008 and 2007, respectively.

The issuance of common stock related to the exercise of stock options and stock appreciation rights generated $3.8 million and $724,000 of cash for the first six months of fiscal 2008 and 2007, respectively.

We paid $24.5 million to repurchase common stock during the first quarter of fiscal 2008.  There were no repurchases of common stock during the second quarter of fiscal 2008.

FINANCIAL CONDITION AND LIQUIDITY

Our working capital, defined as current assets less current liabilities, at July 31, 2007 was $128.7 million as compared to $113.1 million at January 31, 2007. Our current ratio at July 31, 2007 increased to 2.8 to 1 compared to 2.6 to 1 at January 31, 2007.

Total outstanding debt, including notes payable to banks at July 31, 2007 and January 31, 2007 was $51.1 million.  Our debt agreements contain covenants relating to net worth and leverage ratios. We were in compliance with these covenants at July 31, 2007.  Borrowing arrangements currently in place with commercial banks provide lines of credit totaling $125 million, of which $36.5 million was outstanding and $3.4 million was used to issue letters of credit at July 31, 2007.  The lines of credit expire on December 7, 2011.  The interest rate on the lines of credit, which is based on LIBOR plus a margin of 0.75%, was 6.1% at July 31, 2007 and January 31, 2007.  Average interest rates on notes payable to banks were 4.2% at July 31, 2007 and 4.9% at January 31, 2007.

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

On September 5, 2006, our Board of Directors authorized a share repurchase program of up to $80 million over a two year period.  During the first quarter of fiscal 2008, we repurchased and retired 389,000 shares of common stock.  We made no common stock repurchases during the second quarter of fiscal 2008.  Under the current program, as of July 31, 2007, we have repurchased and retired a total of 1.1 million shares of common stock for $61 million.  We anticipate completing this program within the authorized two-year period.

We believe that our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditure, acquisition, share buyback and debt retirement requirements for the next twelve months.

OTHER MATTERS

The U.S. dollar weakened in the first six months of fiscal 2008 in comparison to most foreign currencies used by our significant foreign operations, which are the Euro, Canadian Dollar, Chinese Yuan and British Pound.  As a result, foreign currency translation adjustments increased shareholders’ equity by $4.6 million and $12.1 million in the second quarter and first six months of fiscal 2008, respectively.

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

OFF BALANCE SHEET ARRANGEMENTS

At July 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity market or credit risk that could arise if we had engaged in such relationships.

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

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Internal Revenue Service is currently examining our U.S. income tax return for fiscal year 2006.  As of February 1, 2007, we remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

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

The table below illustrates the hypothetical increase in net sales for the second quarter of fiscal 2008 resulting from a 10% weaker U.S. dollar during the quarter, measured against foreign currencies that affect our operations (in millions):

Euro	$3.4
Chinese yuan	1.0
British pound	0.9
Canadian dollar	0.7
Other currencies (representing 11% of consolidated net sales)	1.6

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

A majority of our products are manufactured using steel as a primary raw material and steel based components as purchased parts. As such, our cost of goods sold is sensitive to fluctuations in steel prices, either directly through the purchase of steel as raw material or indirectly through the purchase of steel based components. Presuming that the full impact of commodity steel cost increases is reflected in all steel and steel based component purchases, we estimate our gross profit percentage sensitivity to be approximately 0.3% for each 1.0% increase in commodity steel cost without offsetting sales price increases. For example, if the price of commodity steel increases 1.0%, and the full impact of that increase is reflected in all raw material and component purchases, the net decrease in the gross profit percentage would be approximately 0.3%. Based on our statement of income for the quarter ended July 31, 2007, a 1% increase in commodity steel costs without offsetting sales price increases would have decreased consolidated gross profit by approximately $392,000.

To date we have been able to mitigate the effect of a portion of steel cost increases on our gross profit. This has been done through price increases, process improvements and production cost reductions. We intend to continue our efforts to mitigate the impact of any additional steel cost increases. There may be some time lag between the absorption of the steel cost increases and realizing the offsetting benefits of the mitigating measures. It should be noted that there is no assurance that we can fully mitigate all future steel cost increases through price increases and other measures and actual cost increases from steel suppliers could differ from cost increases that have been previously communicated.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the six months ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There are no material changes from risk factors previously disclosed in our Form 10-K for the year ended January 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held June 5, 2007, the following matters were submitted to a vote of common shareholders:

Election of directors to terms expiring in 2010

Nominee	Votes for	Votes Withheld
Nicholas R. Lardy, Ph.D.	10,376,149	464,047
Nancy A. Wilgenbusch, Ph.D.	10,329,504	510,692

The following individuals continue to serve as directors:

Director	Term Expires
Robert C. Warren, Jr.	2008
Henry W. Wessinger II	2008
Duane C. McDougall	2009
James S. Osterman	2009

	Votes for	Votes Against	Abstain	Broker Non-Votes
Proposal to approve amendment to the Cascade Stock Appreciation Rights Plan	8,119,027	1,763,108	11,355	946,706

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are included with this report:

Exhibit No.	Description
10.1	Cascade Corporation Stock Appreciation Rights and Restricted Stock Plan.
10.2	Form of Restricted Stock Agreement (Employee Participant) for Cascade Corporation Stock Appreciation Rights and Restricted Stock Plan.
10.3	Form of Restricted Stock Agreement (Director Participant) for Cascade Corporation Stock Appreciation Rights and Restricted Stock Plan.
31.1	Certification of Chief Executive Officer of Cascade Corporation.
31.2	Certification of Chief Financial Officer of Cascade Corporation.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE CORPORATION
September 10, 2007

/s/ RICHARD S. ANDERSON
Richard S. Anderson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Cascade Corporation Stock Appreciation Rights and Restricted Stock Plan.
10.2	Form of Restricted Stock Agreement (Employee Participant) for Cascade Corporation Stock Appreciation Rights and Restricted Stock Plan.
10.3	Form of Restricted Stock Agreement (Director Participant) for Cascade Corporation Stock Appreciation Rights and Restricted Stock Plan.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350