Form 10-Q
period 2007-10-31
CASCADE CORP
filed 2007-12-07
CIK 18061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 1-12557

CASCADE CORPORATION

(Exact name of registrant as specified in its charter)

Oregon	93 0136592
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2201 N.E. 201st Ave.
Fairview, Oregon	97024 9718
(Address of principal executive office)	(Zip Code)

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

                     The number of shares outstanding of the registrant’s common stock as of November 30, 2007 was 11,528,710.

CASCADE CORPORATION

FORM 10-Q

Quarter Ended October 31, 2007

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited—in thousands, except per share amounts)

	Three Months Ended October 31		Nine Months Ended October 31
	2007	2006	2007	2006
Net sales	$143,143	$122,809	$421,826	$359,959
Cost of goods sold	99,102	83,356	289,270	245,464
Gross profit	44,041	39,453	132,556	114,495

Selling and administrative expenses	22,656	19,830	65,842	59,579
Loss (gain) on disposition of assets, net	(6)	45	(1,178)	(572)
Amortization	764	368	2,406	975
Insurance litigation recovery, net	—	—	(15,977)	—

Operating income	20,627	19,210	81,463	54,513
Interest expense	961	499	2,878	1,524
Interest income	(169)	(580)	(551)	(1,462)
Other expense (income), net	746	(119)	1,048	(440)

Income before provision for income taxes	19,089	19,410	78,088	54,891
Provision for income taxes	6,669	7,127	26,728	19,651

Net income	$12,420	$12,283	$51,360	$35,240

Basic earnings per share	$1.04	$0.97	$4.30	$2.80
Diluted earnings per share	$1.00	$0.94	$4.11	$2.69

Basic weighted average shares outstanding	11,965	12,604	11,954	12,572
Diluted weighted average shares outstanding	12,391	13,050	12,487	13,088

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited—in thousands, except per share amounts)

	October 31 2007	January 31 2007

ASSETS
Current assets:
Cash and cash equivalents	$23,019	$36,593
Accounts receivable, less allowance for doubtful accounts of $1,569 and $1,515	96,666	74,992
Inventories	81,242	58,280
Deferred income taxes	3,592	4,481
Prepaid expenses and other	9,192	8,609
Total current assets	213,711	182,955
Property, plant and equipment, net	92,578	84,151
Goodwill	123,733	99,498
Deferred income taxes	7,931	11,817
Intangible assets, net	21,285	17,026
Other assets	1,738	1,985
Total assets	$460,976	$397,432

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$4,958	$4,546
Current portion of long-term debt	12,500	12,573
Accounts payable	37,390	26,008
Accrued payroll and payroll taxes	10,377	9,391
Other accrued expenses	14,087	17,307
Total current liabilities	79,312	69,825
Long-term debt, net of current portion	45,000	34,000
Accrued environmental expenses	5,067	5,838
Deferred income taxes	5,369	2,798
Employee benefit obligations	9,958	9,719
Other liabilities	2,897	3,616
Total liabilities	147,603	125,796

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.50 par value, 20,000 authorized shares; 11,803 and 12,070 shares issued and outstanding	5,901	6,035
Retained earnings	267,764	253,307
Accumulated other comprehensive income	39,708	12,294
Total shareholders’ equity	313,373	271,636
Total liabilities and shareholders’ equity	$460,976	$397,432

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited—in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total	Year-To-Date
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Equity	Income (Loss)
Balance at January 31, 2007	12,070	$6,035	$—	$253,307	$12,294	$271,636

Net income			—	51,360	—	51,360	$51,360
Dividends ($ 0.52 per share)	—	—	—	(6,194)	—	(6,194)	—
Common stock issued	424	212	3,632	—	—	3,844
Excess tax benefit from exercise of share-based compensation awards	—	—	3,268	—	—	3,268	—
Common stock repurchased	(691)	(346)	(10,129)	(30,709)	—	(41,184)	—
Share-based compensation	—	—	3,229	—	—	3,229	—
Minimum pension/post-retirement adjustment	—	—	—	—	18	18	18
Translation adjustment	—	—	—	—	27,396	27,396	27,396

Balance at October 31, 2007	11,803	$5,901	$—	$267,764	$39,708	$313,373	$78,774

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited—in thousands)

	Nine Months Ended October 31
	2007	2006
Cash flows from operating activities:
Net income	$51,360	$35,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,711	11,251
Share-based compensation	3,229	2,958
Deferred income taxes	1,917	(1,853)
Gain on disposition of assets	(1,178)	(572)
Changes in operating assets and liabilities:
Accounts receivable	(13,552)	(12,130)
Inventories	(16,379)	3,729
Prepaid expenses and other	(873)	(443)
Accounts payable and accrued expenses	6,791	(1,522)
Income taxes payable and receivable	594	(1,090)
Other assets and liabilities	(1,054)	(55)
Net cash provided by operating activities	43,566	35,513

Cash flows from investing activities:
Capital expenditures	(14,262)	(11,890)
Proceeds from disposition of assets	2,638	1,669
Business acquisitions	(11,529)	—
Sales of marketable securities	—	20,800
Purchases of marketable securities	—	(13,600)
Net cash used in investing activities	(23,153)	(3,021)

Cash flows from financing activities:
Cash dividends paid	(6,194)	(5,654)
Payments on long-term debt	(82,642)	(89)
Proceeds from long-term debt	93,200	—
Notes payable to banks, net	(624)	(3,747)
Common stock issued under share-based compensation plans	3,844	1,764
Common stock repurchased	(43,463)	(12,808)
Excess tax benefit from exercise of share-based compensation awards	3,268	1,054
Net cash used in financing activities	(32,611)	(19,480)

Effect of exchange rate changes	(1,376)	(247)

Change in cash and cash equivalents	(13,574)	12,765
Cash and cash equivalents at beginning of period	36,593	35,493
Cash and cash equivalents at end of period	$23,019	$48,258

Supplemental disclosure of cash flow information:
See Note 9 to the consolidated financial statements

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Description of Business

Cascade Corporation is an international manufacturer of materials handling products that are widely used on industrial fork lift trucks and, to a lesser extent, construction, mining and agricultural vehicles. Accordingly, our sales are largely dependent on sales of lift trucks and on the sales of replacement parts. Our sales are made throughout the world. We are headquartered in Fairview, Oregon, employing approximately 2,400 people and maintaining operations in 15 countries outside the United States.

Note 2—Interim Financial Information

The accompanying consolidated financial statements for the interim periods ended October 31, 2007 and 2006 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

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

Revenues and operating results are classified according to the country of origin.  Identifiable assets are attributed to the geographic location in which they are located. Net sales, operating results and identifiable assets by geographic region were as follows (in thousands):

	Three Months Ended October 31
2007	North America	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$73,757	$43,408	$15,460	$10,518	$—	$143,143
Transfers between areas	8,940	434	27	5,258	(14,659)	—
Net sales and transfers	$82,697	$43,842	$15,487	$15,776	$(14,659)	$143,143
Gross profit	$28,393	$6,891	$3,966	$4,791		$44,041
Selling and administrative	12,676	6,738	2,186	1,056		22,656
Loss (gain) on disposition of assets, net	10	—	(18)	2		(6)
Amortization	599	165	—	—		764
Operating income (loss)	$15,108	$(12)	$1,798	$3,733		$20,627
Total assets	$241,142	$133,579	$39,216	$47,039		$460,976
Property, plant and equipment, net	$35,233	$38,474	$2,249	$16,622		$92,578
Capital expenditures	$2,505	$1,983	$292	$376		$5,156
Depreciation expense	$1,680	$1,264	$94	$378		$3,416

	Three Months Ended October 31
2006	North America	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$68,287	$34,368	$12,551	$7,603	$—	$122,809
Transfers between areas	6,600	213	35	2,175	(9,023)	—
Net sales and transfers	$74,887	$34,581	$12,586	$9,778	$(9,023)	$122,809
Gross profit	$27,334	$5,622	$3,139	$3,358		$39,453
Selling and administrative	11,170	5,754	2,147	759		19,830
Loss (gain) on disposition of assets, net	10	28	(2)	9		45
Amortization	89	235	19	25		368
Operating income (loss)	$16,065	$(395)	$975	$2,565		$19,210
Total assets	$207,392	$112,063	$31,352	$33,721		$384,528
Property, plant and equipment, net	$33,189	$35,024	$1,530	$9,190		$78,933
Capital expenditures	$1,159	$475	$131	$3,877		$5,642
Depreciation expense	$1,920	$1,222	$86	$161		$3,389

	Nine Months Ended October 31
2007	North America	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$219,708	$128,430	$44,346	$29,342	$—	$421,826
Transfers between areas	25,843	1,131	125	11,817	(38,916)	—
Net sales and transfers	$245,551	$129,561	$44,471	$41,159	$(38,916)	$421,826
Gross profit	$85,590	$22,420	$11,145	$13,401		$132,556
Selling and administrative	37,217	19,487	6,287	2,851		65,842
Loss (gain) on disposition of assets, net	(1,184)	8	(35)	33		(1,178)
Amortization	1,826	579	—	1		2,406
Insurance litigation recovery, net	(15,977)	—	—	—		(15,977)
Operating income	$63,708	$2,346	$4,893	$10,516		$81,463
Capital expenditures	$6,006	$3,344	$741	$4,171		$14,262
Depreciation expense	$5,330	$3,724	$291	$960		$10,305

	Nine Months Ended October 31
2006	North America	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$200,749	$101,416	$36,007	$21,787	$—	$359,959
Transfers between areas	19,104	1,050	203	5,546	(25,903)	—
Net sales and transfers	$219,853	$102,466	$36,210	$27,333	$(25,903)	$359,959
Gross profit	$79,373	$17,239	$8,867	$9,016		$114,495
Selling and administrative	34,141	17,154	6,225	2,059		59,579
Loss (gain) on disposition of assets, net	19	(589)	(12)	10		(572)
Amortization	267	650	19	39		975
Operating income	$44,946	$24	$2,635	$6,908		$54,513
Capital expenditures	$4,886	$1,467	$275	$5,262		$11,890
Depreciation expense	$6,026	$3,655	$298	$297		$10,276

Note 4—Inventories

Inventories stated at the lower of average cost or market are presented below by major class (in thousands).

	October 31 2007	January 31 2007
Finished goods and components	$49,354	$36,716
Work in process	1,010	399
Raw materials	30,878	21,165
	$81,242	$58,280

Note 5—Goodwill

During the nine months ended October 31, 2007, goodwill increased $16.6 million due to fluctuations in foreign currencies.  The remaining increase in goodwill between October 31, 2007 and January 31, 2007 relates to acquisitions. We have no goodwill recorded in China. The following table provides a breakdown of goodwill by geographic region (in thousands):

	October 31 2007	January 31 2007
North America	$109,075	$85,903
Europe	11,698	10,598
Asia Pacific	2,960	2,997
	$123,733	$99,498

Note 6—Share-Based Compensation Plans

We have granted three types of share-based awards, stock appreciation rights (SARS), restricted stock and stock options under our share-based compensation plans to officers, key managers and directors.  The grant prices are established by our Board of Directors’ Compensation Committee at the time the awards are granted.  We issue new common shares upon the exercise of all awards.

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

 During the second quarter of fiscal 2008, our shareholders approved a proposal to amend the SARS plan to permit the issuance of restricted shares of common stock.  Upon the granting of restricted stock, common shares are issued to the recipient, but the shares may not be sold, assigned, transferred, pledged, or disposed of by the recipient until vested.  Regardless of vesting, restricted shares have full voting rights and any dividends declared will be paid to the restricted stock recipient.  Restricted shares vest ratably over a period of three years for officers and four years for directors.  The number of restricted shares issued to directors is based on the market value of our shares on the date of grant.

The amended SARS plan provides for the issuance of a maximum of 750,000 shares of common stock upon the exercise of SARS or issuance of restricted stock.  As of October 31, 2007, a total of 217,000 shares of common stock have been issued under the SARS plan, which includes 42,000 shares of restricted stock with a grant date fair market value of $73.73 per share.

Stock options provide the holder the right to receive our common shares at an established price.  We have reserved 1,400,000 shares of common stock under our stock option plan. As of October 31, 2007, a total of 1,083,000 shares have been issued upon the exercise of stock options.  No additional stock options can be granted under the terms of the plan.  All outstanding stock options vest ratably over a four year period and have a term of ten years.

A summary of the plans’ status at October 31, 2007 together with changes during the nine months then ended are presented in the following tables (in thousands, except per share amounts):

	Stock Options		Stock Appreciation Rights
	Outstanding Awards	Weighted Average Exercise Price Per Share	Outstanding Awards	Weighted Average Exercise Price Per Share

Balance at January 31, 2007	570	$13.79	1,031	$31.56
Granted	—	—	66	73.73
Exercised	(276)	14.02	(170)	29.87
Forfeited	(6)	19.86	(79)	33.93

Balance at October 31, 2007	288	$13.43	848	$34.96

                                                We calculate share-based compensation cost for SARS and stock options using the Black-Scholes option pricing model.  The range of assumptions used to compute share-based compensation are as follows:

	Granted in Fiscal 2008	Granted Prior to Fiscal 2008

Risk-free interest rate	5.1%	2.3 - 5.0%
Expected volatility	41%	40 - 42%
Expected dividend yield	1.0%	1.1 - 2.8%
Expected life (in years)	7	5 - 6
Weighted average fair value at date of grant	$33.31	$4.16 - 17.86

We calculate share-based compensation cost for restricted stock by multiplying the fair market value of our common shares on the grant date by the number of restricted shares expected to vest.  The restricted stock share-based compensation is expensed ratably over the applicable vesting period.

As of October 31, 2007, there was $10.3 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the plans, which is expected to be recognized over a weighted average period of 2.4 years. The following table represents as of October 31, 2007 the share-based compensation costs to be recognized in future periods (in thousands) for awards granted to date:

Fiscal Year	Amount
2008*	$1,301
2009	4,563
2010	3,057
2011	1,157
2012	198
$10,276

*   Represents last three months of fiscal 2008.

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

Our specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision affecting our Fairview, Oregon manufacturing facility. The Records of Decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted since 1996 and current estimates provide for some level of activity to continue through 2019. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. The recorded liability for ongoing remediation activities at our Fairview facility was $5.2 million and $5.9 million at October 31, 2007 and January 31, 2007, respectively.

Springfield, Ohio

In 1994, we entered into a consent order with the Ohio Environmental Protection Agency, which required the installation of remediation systems for the cleanup of groundwater contamination at our Springfield, Ohio facility. The current estimate is that the remediation activities will continue through 2013. The recorded liability for ongoing remediation activities in Springfield was $879,000 at October 31, 2007 and $1.0 million at January 31, 2007.

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

Note 8—Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended October 31		Nine Months Ended October 31
	2007	2006	2007	2006
Basic earnings per share:
Net income	$12,420	$12,283	$51,360	$35,240
Weighted average shares of common stock outstanding	11,965	12,604	11,954	12,572
	$1.04	$0.97	$4.30	$2.80

Diluted earnings per share:
Net income	$12,420	$12,283	$51,360	$35,240
Weighted average shares of common stock outstanding	11,965	12,604	11,954	12,572
Dilutive effect of stock options and stock appreciation rights	426	446	533	516
Diluted weighted average shares of common stock outstanding	12,391	13,050	12,487	13,088
	$1.00	$0.94	$4.11	$2.69

                                                Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and stock appreciation rights and the amount of unvested restricted stock.  Unexercised SARs totaling 66,000 awards were excluded from the fiscal 2008 three months and nine months calculations of diluted earnings per share because they were antidilutive.  The remaining SARs and all stock options and restricted stock were included in our calculation of incremental shares because they are dilutive.

Note 9—Supplemental Cash Flow Information

The following table presents information that supplements the consolidated statements of cash flow (in thousands):

	For the Nine Months Ended October 31
	2007	2006
Cash paid during the period for:
Interest	$2,650	$1,082
Income taxes	$20,825	$21,549

Supplemental disclosure of investing activities:
Current year business acquisitions:
Accounts receivable and other assets	$935	$—
Inventories	818	—
Property, plant and equipment	296	—
Intangible asset—customer relationships	5,400	—
Intangible asset—intellectual property and other	1,900
Goodwill	6,478	—
Accounts payable and other liabilities assumed	(708)	—
Notes payable assumed	(931)	—
Deferred income tax liability	(2,659)
Net cash paid for current year acquisitions	$11,529	$—

Note 10—Benefit Plans

The following table represents the net periodic cost related to our defined benefit plans in England and France and our postretirement health benefit plan in the United States (in thousands):

	Defined Benefit Three Months Ended October 31		Postretirement Benefit Three Months Ended October 31
	2007	2006	2007	2006
Net periodic benefit cost:
Service cost	$15	$17	$30	$34
Interest cost	133	120	106	114
Expected return on plan assets	(130)	(114)	—	—
Recognized prior service cost	—	—	(19)	(19)
Recognized net actuarial loss	22	36	48	110
Settlements	—	99	—	—
	$40	$158	$165	$239

	Defined Benefit Nine Months Ended October 31		Postretirement Benefit Nine Months Ended October 31
	2007	2006	2007	2006
Net periodic benefit cost:
Service cost	$44	$60	$90	$102
Interest cost	393	373	317	342
Expected return on plan assets	(382)	(362)	—	—
Recognized prior service cost	—	—	(57)	(57)
Recognized net actuarial loss	66	107	144	332
Settlements	—	99	—	—
	$121	$277	$494	$719

Note 11—Recent Accounting Pronouncements

SFAS 157—In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 provides a common definition of fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. Application of SFAS 157 is required for our financial statements for the fiscal year beginning February 1, 2008. We are currently evaluating the impact of SFAS 157 on our financial statements.

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

	2007	2006
Balance at January 31	$1,754	$1,665
Accruals for warranties issued during the period	1,929	1,922
Accruals for pre-existing warranties	—	(13)
Settlements during the period	(1,786)	(1,868)
Balance at October 31	$1,897	$1,706

Note 13—Accumulated Other Comprehensive Income

The following table presents the changes in and the components of accumulated other comprehensive income (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
Balance at January 31, 2007	$14,675	$(2,381)	$12,294
Translation adjustment	27,396	—	27,396
Minimum pension/postretirement adjustment	—	18	18
Balance at October 31, 2007	$42,071	$(2,363)	$39,708

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

Note 16—Income Taxes

Effective February 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

As of February 1, 2007, our liability for uncertain tax positions was $325,000. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for uncertain tax positions. Our policy is to classify tax-related interest and penalties as income tax expense.

We are subject to taxation primarily in the U.S., Canada and China, as well as various state and other foreign jurisdictions. The Internal Revenue Service is currently reviewing our U.S. income tax return for fiscal years 2004 - 2007. As of February 1, 2007, we remained subject to examination in various state and foreign jurisdictions for the 1996-2006 tax years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our businesses globally manufacture and distribute material handling load engagement products primarily for the lift truck industry and to a lesser extent the construction industry. We operate in four geographic segments: North America, Europe, Asia Pacific and China. All references to fiscal periods are defined as the periods ended October 31, 2006 (fiscal 2007) and the periods ended October 31, 2007 (fiscal 2008).

COMPARISON OF THIRD QUARTER OF FISCAL 2008 AND FISCAL 2007

Executive Summary

	Three Months Ended October 31
	2007	2006	Change	Change %
	(In thousands except per share amounts)
Net sales	$143,143	$122,809	$20,334	17%
Operating income	$20,627	$19,210	$1,417	7%
Net income	$12,420	$12,283	$137	1%
Diluted earnings per share	$1.00	$0.94	$0.06	6%

Higher levels of net sales, operating income and net income in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 are primarily the result of the strength of lift truck markets in Europe, China and Asia Pacific, acquisitions in North America and our capital expansion plan in China. Lift truck shipments globally increased 9% compared to the prior year. Excluding the impact of foreign currency, net sales increased 13% during the third quarter of fiscal 2008.

North America

	Three Months Ended October 31
	2007	%	2006	%	Change	Change %
	(In thousands)
Net sales	$73,757	89%	$68,287	91%	$5,470	8%
Transfers between areas	8,940	11%	6,600	9%	2,340	35%
Net sales and transfers	82,697	100%	74,887	100%	7,810	10%

Cost of goods sold	54,304	66%	47,553	64%	6,751	14%
Gross profit	28,393	34%	27,334	36%	1,059	4%

Selling and administrative	12,676	15%	11,170	15%	1,506	13%
Loss on disposition of assets, net	10	—	10	—	—	—
Amortization	599	1%	89	—	510	—
Operating income	$15,108	18%	$16,065	21%	$(957)	(6)%

The following are financial highlights for North America for the third quarter of fiscal 2008:

•                  Higher sales are primarily the result of the acquisitions of Pacific Services & Manufacturing, Inc. and American Compaction Equipment, Inc. made in the fourth quarter of fiscal 2007 and the second quarter of fiscal 2008, respectively. Excluding sales related to our acquisitions and changes in currencies, net sales were flat for the quarter.

•                  North America lift truck industry shipments from fiscal 2007 to fiscal 2008 decreased 13%. We have found that lift truck industry statistics provide an indication of the direction of our business activity. However, changes in our net sales do not correspond directly to the percentage changes in lift truck industry shipments.

•                  Transfers to other Cascade geographic areas increased 35% during fiscal 2008 compared to fiscal 2007, due to increased customer demand globally.

•                  Our gross profit percentage decreased slightly from 36% in fiscal 2007 to 34% in fiscal 2008, due to higher material costs and changes in product mix.

•                  Excluding currency changes, selling and administrative costs increased 12%. Expenses related to our acquisitions, higher personnel costs and consulting charges account for this increase. As a percentage of net sales and transfers, selling and administrative costs remained consistent at 15%.

•                  Higher amortization costs in fiscal 2008 relate to the amortization of intangible assets from our acquisitions.

Europe

	Three Months Ended October 31
	2007	%	2006	%	Change	Change %
	(In thousands)
Net sales	$43,408	99%	$34,368	99%	$9,040	26%
Transfers between areas	434	1%	213	1%	221	103%
Net sales and transfers	43,842	100%	34,581	100%	9,261	27%

Cost of goods sold	36,951	84%	28,959	84%	7,992	28%
Gross profit	6,891	16%	5,622	16%	1,269	23%

Selling and administrative	6,738	16%	5,754	16%	984	17%
Loss on disposition of assets, net	—	—	28	—	(28)	—
Amortization	165	—	235	1%	(70)	(30)%
Operating loss	$(12)	0%	$(395)	(1)%	$383	97%

The following are financial highlights for Europe for the third quarter of fiscal 2008:

•                  Net sales increased 17%, excluding currency changes, reflecting a strong European lift truck market.

•                  European lift truck industry shipments increased 20% compared to the prior year.

•                  Our gross profit percentage remained consistent at 16% during fiscal 2008 and fiscal 2007. The benefits of fixed cost absorption due to higher sales and production levels were offset by increases in material costs and higher freight and personnel expenses.

•                  Selling and administrative expenses increased 7%, excluding currency changes, due to higher sales, marketing, personnel and other general administrative costs. As a percentage of net sales and transfers, selling and administration costs remained consistent at 16%.

Asia Pacific

	Three Months Ended October 31
	2007	%	2006	%	Change	Change %
	(In thousands)
Net sales	$15,460	100%	$12,551	100%	$2,909	23%
Transfers between areas	27	—	35	—	(8)	(22)%
Net sales and transfers	15,487	100%	12,586	100%	2,901	23%

Cost of goods sold	11,521	74%	9,447	75%	2,074	22%
Gross profit	3,966	26%	3,139	25%	827	26%

Selling and administrative	2,186	14%	2,147	17%	39	2%
Gain on disposition of assets, net	(18)	—	(2)	—	(16)	—
Amortization	—	—	19	—	(19)	—
Operating income	$1,798	12%	$975	8%	$823	84%

The following are financial highlights for Asia Pacific for the third quarter of fiscal 2008:

•                  Excluding currency changes, net sales increased 17% during fiscal 2008, reflecting increases in sales at all locations throughout the region due to the strength of current lift truck markets.

•                  Lift truck industry shipments in Asia Pacific increased 13% in fiscal 2008.

•                  The gross profit percentage in Asia Pacific for fiscal 2008 increased 1%, due to the sourcing of lower cost products from China.

•                  Selling and administrative costs decreased 5% in fiscal 2008, excluding the impact of currency changes, due to personnel and general cost decreases.

China

	Three Months Ended October 31
	2007	%	2006	%	Change	Change%
	(In thousands)
Net sales	$10,518	67%	$7,603	78%	$2,915	38%
Transfers between areas	5,258	33%	2,175	22%	3,083	142%
Net sales and transfers	15,776	100%	9,778	100%	5,998	61%

Cost of goods sold	10,985	70%	6,420	66%	4,565	71%
Gross profit	4,791	30%	3,358	34%	1,433	43%

Selling and administrative	1,056	6%	759	8%	297	39%
Loss on disposition of assets, net	2	—	9	—	(7)	—
Amortization	—	—	25	—	(25)	—
Operating income	$3,733	24%	$2,565	26%	$1,168	46%

The following are financial highlights for China for the third quarter of fiscal 2008:

•                  During fiscal 2008, net sales increased 33%, excluding the impact of currency changes. Our recent capital expansion plan in China has enabled us to manufacture a larger volume of products. We are currently seeing the benefits of this effort with our increased sales activity.

•                  Lift truck shipments in China increased 20% in fiscal 2008.

•                  Transfers to other Cascade geographic areas, primarily Asia Pacific and Europe, increased 142% during fiscal 2008 due to the recent expansion of operations in China.

•                  Current year gross profit percentage decreased to 30% from 34% in the prior year. This decrease is primarily the result of increased intercompany sales, changes in product mix and higher material costs.

•                  Excluding the impact of currency changes, selling and administrative costs increased 33% due to additional costs to support our expanded operations in China. As a percentage of net sales and transfers, selling and administration costs decreased from 8% in fiscal 2007 to 6% for fiscal 2008.

Non-Operating Items

During the third quarter of fiscal 2008, interest expense increased $462,000 compared to the prior year as a result of increased borrowings to fund various initiatives, including our share repurchase program and our acquisition of America Compaction Equipment, Inc. These initiatives also resulted in a decrease in our cash and marketable securities balance and a corresponding $411,000 decrease in interest income during the current year.

The increase in other expense in the third quarter of fiscal 2008 is due to foreign currency losses, which are the result of stronger foreign currencies compared to the U.S. dollar during the current year.

The effective tax rate decreased 2% in the third quarter of fiscal 2008 from 37% in the prior year. The decrease was primarily related to lower state taxes and changes in income between jurisdictions with differing tax rates. These decreases were partially offset by additional valuation allowances from pre-tax losses in Europe.

Lift Truck Market Outlook

Based on our review of preliminary industry data we believe the general lift truck market outlook for the remainder of fiscal 2008 is as follows:

•                  The market in North America will continue to be down compared to the prior year.

•                  Europe will continue at current levels through the remainder of the year.

•                  The market in Asia Pacific will remain at current levels through the remainder of the year.

•                  The market in China will continue to experience its current rate of growth through the remainder of the year.

COMPARISON OF THE FIRST NINE MONTHS OF FISCAL 2008 AND FISCAL 2007

Executive Summary

	Nine Months Ended October 31
	2007	2006	Change	Change %
	(In thousands except per share amounts)
Net sales	$421,826	$359,959	$61,867	17%
Operating income	$81,463	$54,513	$26,950	49%
Net income	$51,360	$35,240	$16,120	46%
Diluted earnings per share	$4.11	$2.69	$1.42	53%

Higher levels of net sales, operating income and net income in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007, excluding the litigation insurance settlement, are primarily the result of the strength of lift truck markets in Europe, China and Asia Pacific, acquisitions in North America and our capital expansion plan in China. Lift truck shipments globally increased 9% compared to the prior year. Excluding the impact of foreign currency, net sales increased 14% during the first nine months of fiscal 2008.

In addition, we settled an insurance litigation matter during the first quarter of fiscal 2008 which accounted for a $16 million increase to operating income compared to the prior year. The calculated diluted earnings per share, excluding the insurance litigation recovery is $3.31 for the first nine months ended October 31, 2007 compared to $2.69 in the prior year. We believe the exclusion of the insurance litigation recovery provides a more appropriate comparison with the prior year results. The calculation of diluted earnings per share, excluding the insurance litigation recovery, is as follows (in thousands, except per share amount):

Nine months ended October 31, 2007
Net income as reported	$51,360
Less: insurance litigation recovery, net of income taxes of $5,951	(10,026)

Adjusted net income, excluding insurance litigation recovery	$41,334
Diluted weighted average shares outstanding	12,487

Diluted earnings per share, excluding insurance litigation recovery	$3.31

North America

	Nine Months Ended October 31
	2007	%	2006	%	Change	Change %
	(In thousands)
Net sales	$219,708	89%	$200,749	91%	$18,959	9%
Transfers between areas	25,843	11%	19,104	9%	6,739	35%
Net sales and transfers	245,551	100%	219,853	100%	25,698	12%

Cost of goods sold	159,961	65%	140,480	64%	19,481	14%
Gross profit	85,590	35%	79,373	36%	6,217	8%

Selling and administrative	37,217	15%	34,141	16%	3,076	9%
Loss (gain) on disposition of assets, net	(1,184)	—	19	—	(1,203)	—
Amortization	1,826	1%	267	—	1,559	—
Insurance litigation recovery, net	(15,977)	(7)%	—	—	(15,977)	—
Operating income	$63,708	26%	$44,946	20%	$18,762	42%

The following are financial highlights for North America for the first nine months of fiscal 2008:

•                  Higher sales in fiscal 2008 are primarily the result of the acquisitions made in the fourth quarter of fiscal 2007 and the second quarter of fiscal 2008. Excluding net sales for acquisitions and the impact of currency changes, net sales increased 1%.

•                  North America lift truck industry shipments from 2007 to 2008 decreased 9%. We have found that lift truck industry statistics provide an indication of the direction of our business activity. However, changes in our net sales do not correspond directly to the percentage changes in lift truck industry shipments.

•                  Transfers to other Cascade geographic areas increased 35% during fiscal 2008 compared to fiscal 2007 due to increased customer demand globally.

•                  Our gross profit percentage decreased 1% during fiscal 2008 compared to fiscal 2007, due to higher material costs and changes in product mix.

•                  Selling and administrative costs increased 9%, excluding currency changes, mainly due to acquisitions and personnel costs. As a percentage of net sales and transfers, selling and administrative costs decreased from 16% in fiscal 2007 to 15% for fiscal 2008.

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

Europe

	Nine Months Ended October 31
	2007	%	2006	%	Change	Change %
	(In thousands)
Net sales	$128,430	99%	$101,416	99%	$27,014	27%
Transfers between areas	1,131	1%	1,050	1%	81	8%
Net sales and transfers	129,561	100%	102,466	100%	27,095	26%

Cost of goods sold	107,141	83%	85,227	83%	21,914	26%
Gross profit	22,420	17%	17,239	17%	5,181	30%

Selling and administrative	19,487	15%	17,154	17%	2,333	14%
Loss (gain) on disposition of assets, net	8	—	(589)	(1)%	597	—
Amortization	579	—	650	1%	(71)	(11)%
Operating income	$2,346	2%	$24	0%	$2,322	—

The following are financial highlights for Europe for the first nine months of fiscal 2008:

•                  During fiscal 2008, net sales increased 18%, excluding currency changes, reflecting a strong European lift truck market.

•                  European lift truck industry shipments increased 21% compared to the prior year.

•                  Our gross profit percentage remained consistent at 17% during fiscal 2008 and fiscal 2007. The benefits of fixed cost absorption due to higher sales and production levels were offset by increases in material costs and higher freight and personnel expenses.

•                  Excluding the impact of currency changes, selling and administrative expenses increased 5% in Europe, because of higher sales and marketing costs. As a percentage of net sales and transfers, selling and administrative costs decreased from 17% in fiscal 2007 to 15% for fiscal 2008.

Asia Pacific

	Nine Months Ended October 31
	2007	%	2006	%	Change	Change %
	(In thousands)
Net sales	$44,346	100%	$36,007	99%	$8,339	23%
Transfers between areas	125	—	203	1%	(78)	(38)%
Net sales and transfers	44,471	100%	36,210	100%	8,261	23%

Cost of goods sold	33,326	75%	27,343	76%	5,983	22%
Gross profit	11,145	25%	8,867	24%	2,278	26%

Selling and administrative	6,287	14%	6,225	17%	62	1%
Gain on disposition of assets, net	(35)	—	(12)	—	(23)	—
Amortization	—	—	19	—	(19)	—
Operating income	$4,893	11%	$2,635	7%	$2,258	86%

The following are financial highlights for Asia Pacific for the first nine months of fiscal 2008:

•                  Excluding currency changes, net sales increased 20% during fiscal 2008. This increase occurred in all locations throughout the region.

•                  Lift truck industry shipments in Asia Pacific increased 7% in fiscal 2008 compared to fiscal 2007.

•                  The gross profit percentage in Asia Pacific increased 1% for fiscal 2008 compared to fiscal 2007, due to the sourcing of lower cost product from China.

•                  Excluding the impact of currency changes, selling and administrative costs decreased 3% in the current year, due to personnel and general cost decreases.

China

	Nine Months Ended October 31
	2007	%	2006	%	Change	Change %
	(In thousands)
Net sales	$29,342	71%	$21,787	80%	$7,555	35%
Transfers between areas	11,817	29%	5,546	20%	6,271	113
Net sales and transfers	41,159	100%	27,333	100%	13,826	51%

Cost of goods sold	27,758	67%	18,317	67%	9,441	52%
Gross profit	13,401	33%	9,016	33%	4,385	49%

Selling and administrative	2,851	7%	2,059	8%	792	38%
Loss on disposition of assets, net	33	—	10	—	23	—
Amortization	1	—	39	—	(38)	—
Operating income	$10,516	26%	$6,908	25%	$3,608	52%

The following are financial highlights for China for the first nine months of fiscal 2008:

•                  During fiscal 2008, net sales increased 30%, excluding the impact of currency changes. Our recent capital expansion plan in China has enabled us to manufacture a larger volume of products. We are currently seeing the benefits of this effort with our increased sales activity.

•                  Lift truck shipments in China increased 20% in fiscal 2008.

•                  Transfers to other Cascade geographic areas, primarily Asia Pacific and Europe, increased 113% during fiscal 2008, due to the recent expansion of operations in China.

•                  The current year gross profit percentage remained consistent at 33% compared to the prior year. The benefit of sourcing certain raw materials and components from within China was offset by lower margins due to changes in product mix and increased intercompany sales.

•                  Selling and administrative costs increased 33%, excluding currency changes during fiscal 2008, due to additional costs to support our expanded operations in China. As a percentage of net sales and transfers, selling and administrative costs decreased from 8% in fiscal 2007 to 7% in fiscal 2008.

Non-Operating Items

During the first nine months of fiscal 2008, interest expense increased $1.4 million compared to the prior year as a result of increased borrowings to fund various initiatives including our share repurchase program and our acquisition of American Compaction Equipment, Inc. These initiatives also resulted in a decrease in our cash and marketable securities balance and a $911,000 decrease in interest income during the current year.

The increase in other expense during the first nine months of fiscal 2008 was primarily the result of foreign currency losses due to stronger foreign currencies compared to the U.S. dollar during the current year.

Our year-to-date effective tax rate of 34% is lower than the 36% rate for the first nine months of the prior year. The decrease is primarily related to lower state taxes, proportionally high income levels in fiscal 2008 in China, which has a lower tax rate compared to other Cascade locations and year-to-date valuation allowances from pre-tax losses in Europe, which have decreased in relation to total pre-tax income.

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the nine months ended October 31, 2007 and October 31, 2006 by classifying transactions into three major categories of activities: operating, investing and financing.

Operating

Our primary source of liquidity is cash generated from operating activities. This consists of net income adjusted for noncash operating items such as depreciation and amortization, losses and gains on disposition of assets, share-based compensation, deferred income taxes and changes in operating assets and liabilities.

Net cash provided by operating activities from continuing operations was $43.6 million in the first nine months of fiscal 2008 compared to $35.5 million for the same period in fiscal 2007. The increase in cash provided by operating activities in fiscal 2008 was due to an increase in net income, which includes proceeds from the insurance litigation recovery, and changes in accounts payable, accrued expenses and deferred income taxes. These changes were partially offset by increases in accounts receivable and inventory due to higher sales and sourcing of product globally.

Investing

Our capital expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods, expansion of production capacity and replacement for normal wear and tear. Capital expenditures by geographic segments were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31		October 31
	2007	2006	2007	2006
North America	$2,505	$1,159	$6,006	$4,886
Europe	1,983	475	3,344	1,467
Asia Pacific	292	131	741	275
China	376	3,877	4,171	5,262
	$5,156	$5,642	$14,262	$11,890

We expect capital expenditures for the rest of fiscal 2008 to approximate our third quarter fiscal 2008 depreciation expense. We currently anticipate additional investments of up to $5 million in China and $6 million in Asia Pacific over the next twelve months. Depreciation expense for the first nine months in fiscal 2008 and fiscal 2007 was $10.3 million for both periods.

During the second quarter of fiscal 2008, we purchased 100% of the stock of American Compaction Equipment, Inc., a manufacturer of construction attachments located in San Juan Capistrano, California. The total purchase price was approximately $11.5 million, net of assumed liabilities.

Financing

We declared dividends totaling $0.52 and $0.45 per share during the first nine months of fiscal 2008 and 2007, respectively.

The issuance of common stock related to the exercise of stock options and stock appreciation rights generated $3.8 million and $1.8 million of cash for the first nine months of fiscal 2008 and 2007, respectively.

We paid $43.5 million and $12.8 million to repurchase common stock during the first nine months of fiscal 2008 and fiscal 2007, respectively.

Net proceeds from long-term debt during the first nine months of fiscal 2008 was $10.6 million and funded various initiatives including the share repurchase program and acquisition of American Compaction Equipment, Inc.

FINANCIAL CONDITION AND LIQUIDITY

Our working capital, defined as current assets less current liabilities, at October 31, 2007 was $134.4 million as compared to $113.1 million at January 31, 2007. Our current ratio at October 31, 2007 increased to 2.7 to 1 compared to 2.6 to 1 at January 31, 2007.

Total outstanding debt, including notes payable to banks at October 31, 2007 was $62.5 million and at January 31, 2007 was $51.1 million. Our debt agreements contain covenants relating to net worth and leverage ratios. We were in compliance with these covenants at October 31, 2007. Borrowing arrangements currently in place with commercial banks provide lines of credit totaling $125 million, of which $45.0 million was outstanding and $3.5 million was used to issue letters of credit at October 31, 2007. The lines of credit expire on December 7, 2011. The interest rate on the lines of credit, which is based on LIBOR plus a margin of 0.75%, was 5.6% at October 31, 2007 and January 31, 2007. Average interest rates on notes payable to banks were 5.6% at October 31, 2007 and 4.9% at January 31, 2007.

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

On September 5, 2006, our Board of Directors authorized a share repurchase program of up to $80 million over a two year period. During the first six months of fiscal 2008, we repurchased and retired 389,000 shares of common stock. During the third quarter of fiscal 2008, we repurchased and retired 303,000 shares of common stock, which completed this program. In total, we repurchased 1,448,000 shares of common stock for $80 million, for an average price per share of $55.24.

On September 24, 2007 we announced that our Board of Directors had authorized a new share repurchase program of up to $50 million over a two-year period. Repurchases will be made based on market conditions, relevant securities laws and other factors. During the third quarter of fiscal 2008 we did not repurchase any shares of common stock under this new program. As of December 4, 2007, we had repurchased 303,000 shares for $18.0 million.

We believe that our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditure, acquisition, share buyback and debt retirement requirements for the next twelve months.

OTHER MATTERS

The U.S. dollar weakened in the first nine months of fiscal 2008 in comparison to most foreign currencies used by our significant foreign operations, which are the Euro, Canadian Dollar, Chinese Yuan and British Pound. As a result, foreign currency translation adjustments increased shareholders’ equity by $15.3 million and $27.4 million in the third quarter and first nine months of fiscal 2008, respectively.

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

OFF BALANCE SHEET ARRANGEMENTS

At October 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity market or credit risk that could arise if we had engaged in such relationships.

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

SFAS 158—In September 2006, the FASB issued SFAS No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—n amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. Presently, we use a December 31 measurement date for our postretirement benefit plan, which will change to coincide with our January 31 fiscal year-end date. As required by SFAS 158, we adopted the balance sheet recognition provision as of January 31, 2007. The measurement date provision is effective for the fiscal year beginning February 1, 2008. We are currently evaluating the impact of the measurement date provision of SFAS 158 on our consolidated financial statements.

SFAS 159—In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities—ncluding an Amendment of FASB Statement No. 115.” SFAS 159 allows companies the choice to measure many financial instruments and certain other items at fair value. Application of SFAS 159 is required for our financial statements beginning February 1, 2008. We are currently reviewing the impact of this pronouncement on our consolidated financial statements.

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

The table below illustrates the hypothetical increase in net sales for the third quarter of fiscal 2008 resulting from a 10% weaker U.S. dollar during the quarter, measured against foreign currencies that affect our operations (in millions):

Euro	$3.3
Chinese yuan	1.1
British pound	0.9
Canadian dollar	0.7
Japanese yen	0.6
Other currencies (representing 7% of consolidated net sales)	1.0

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

A majority of our products are manufactured using steel as the primary raw material and steel based components as purchased parts. As such, our cost of goods sold is sensitive to fluctuations in steel prices, either directly through the purchase of steel as raw material or indirectly through the purchase of steel based components. Presuming that the full impact of commodity steel cost increases is reflected in all steel and steel based component purchases, we estimate our gross profit percentage sensitivity to be approximately 0.3% for each 1.0% increase in commodity steel cost without offsetting sales price increases. For example, if the price of commodity steel increases 1.0%, and the full impact of that increase is reflected in all raw material and component purchases, the net decrease in the gross profit percentage would be approximately 0.3%. Based on our statement of income for the quarter ended October 31, 2007, a 1% increase in commodity steel costs without offsetting sales price increases would have decreased consolidated gross profit by approximately $396,000.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the nine months ended October 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There are no material changes from risk factors previously disclosed in our Form 10-K for the year ended January 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Numberof Shares Purchased as	Maximum Dollar value
	Total Number of	Average Price Paid	Part of Publicly Announced	of Shares that May Yet
Period	Shares Purchased	Per Share	Plans or Programs	Plans or Programs (1)
August 1 - 31, 2007	—	$—	—	$18,965,000
September 1 - 30, 2007	264,200	62.38	264,200	2,483,000
October 1 - 31, 2007	38,400	64.66	38,400	50,000,000

Quarter ended October 31, 2007	302,600	$62.67	302,600

(1)               On September 7, 2006, we announced that our Board of Directors had authorized a share repurchase program of up to $80 million over a two-year period.We completed this share repurchase program in October 2007. During the share repurchase program, we purchased a total of 1,448,235 shares of stock at an average price per share of $55.24. On September 24, 2007, we announced that our Board of Directors had authorized a new share repurchase program of up to $50 million over a two-year period.

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
December 7, 2007

/s/ RICHARD S. ANDERSON
Richard S. Anderson
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350