Form 10-K
period 2008-01-31
CASCADE CORP
filed 2008-04-08
CIK 18061

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2008
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐    No ☒

          The aggregate market value of common stock held by non-affiliates of the registrant as of July 31, 2007 was $699,465,694, based on the closing sale price of the common stock on the New York Stock Exchange on that date.

          The number of shares outstanding of the registrant's common stock as of March 17, 2008 was 10,822,064.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement to be filed within 120 days after the registrant's fiscal year end of January 31, 2008, to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held June 3, 2008 are incorporated by reference into Part III.

TABLE OF CONTENTS

PART I		4
Item 1.	Business	4
	General	4
	Products	4
	Markets	4
	Competition	5
	Customers	6
	Backlog	6
	Research and Development	6
	Environmental Matters	6
	Employees	6
	Construction Attachments	6
	Foreign Operations	7
	Available Information	7
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	11
Item 2.	Properties	12
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	13
	Officers of the Registrant	13
PART II		14
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6.	Selected Financial Data	17
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 8.	Financial Statements and Supplementary Data	37
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	73
Item 9A.	Controls and Procedures	73
Item 9B.	Other Information	73
PART III		74
Item 10.	Directors, Executive Officers and Corporate Governance	74
Item 11.	Executive Compensation	74
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	74
Item 13.	Certain Relationships and Related Transactions, and Director Independence	75
Item 14.	Principal Accounting Fees and Services	75
PART IV		76
Item 15.	Exhibits and Financial Statement Schedules	76
SIGNATURES		78

        NOTE: All references to fiscal years are defined as year ended January 31, 2008 (fiscal 2008), year ended January 31, 2007 (fiscal 2007) and year ended January 31, 2006 (fiscal 2006).

Forward-looking Statements

        This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross profit, expenses, earnings or losses from operations, synergies or other financial items; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include, but are not limited to:

  •
  Fluctuations in lift truck orders or deliveries;

  •
  Competitive factors in, and the cyclical nature of, the materials handling industry;

  •
  Cost and availability of raw materials;

  •
  General business and economic conditions in North America, Europe, Asia Pacific and China;

  •
  Risks associated with international operations;

  •
  Foreign currency fluctuations;

  •
  Levels of construction;

  •
  Environmental matters;

  •
  Assumptions relating to pension and other postretirement costs;

  •
  Fluctuations in interest rates;

  •
  Impact of acquisitions;

  •
  Effectiveness of our capital expenditures and cost reduction initiatives.

        We undertake no obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report. See "Risk Factors" (Item 1A) for additional information on risk factors with the potential to impact our business.

PART I

Item 1.    Business

General

        Cascade Corporation (Cascade) was organized in 1943 under the laws of the state of Oregon. The terms "Cascade", "we", and "our" include Cascade Corporation and its subsidiaries. Our headquarters are located in Fairview, Oregon, a suburb of Portland, Oregon. We are one of the world's leading manufacturers of materials handling load engagement devices and related replacement parts, primarily for the lift truck industry and to a lesser extent the construction industry. We also manufacture construction attachments for the construction industry.

Products

        We manufacture an extensive range of materials handling load engagement products that are widely used on lift trucks and, to a lesser extent, on construction and agricultural vehicles.

        Our products are primarily manufactured with the Cascade name and symbol, for which we have secured trademark protection. The primary function of lift truck related products is to provide the lift truck with the capability of engaging, lifting, repositioning, carrying and depositing various types of loads and products. We offer a wide variety of functionally different products, each of which has numerous sizes, models, capacities and optional combinations. Lift truck related products are designed to handle loads with pallets and for specialized application loads without pallets. Examples of specialized products include devices specifically designed to handle loads such as appliances, carpet and paper rolls, baled materials, textiles, beverage containers, drums, canned goods, bricks, masonry blocks, lumber, plywood, and boxed, packaged and containerized products. Certain construction related products allow vehicles such as wheel loaders, tractor-loader-backhoes skid steer loaders and rough terrain lift trucks to move materials in much the same manner as conventional lift trucks. Our other construction related products are used on excavators and wheel loaders for both conventional and specialized ground engagement applications.

        Our products are subject to strict design, construction and safety requirements established by industry associations and the International Organization for Standardization (ISO). Our major manufacturing facilities are ISO certified. Product specifications and characteristics are determined by the expected capacity to be lifted, the characteristics of the load, the environment in which employed, the terrain over which the load will be moved and the operational life cycle of the vehicle. Accordingly, while there are some standard products, the market demands a wide range of products in custom configurations and capacities.

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

        In major industrialized countries, lift trucks are a widely utilized method of materials handling. In these markets lift trucks are generally considered maintenance capital investment. This tends to subject the industry in general to the cyclical patterns similar to the broader capital goods economic sector.

        However, many of our products measurably improve overall materials handling and lift truck productivity. Further, we are continually developing products to serve new types of materials handling applications to meet specific customer and industry requirements. In this sense, our products may also be generally considered a productivity enhancing investment. Historically, this has somewhat cushioned the negative impact of downward trends in the lift truck market on our net sales.

        In emerging industrialized countries, China in particular, lift trucks are replacing manual labor and other less productive methods of materials handling. As such, lift trucks are generally considered productivity enhancing investments in these markets. We believe this makes the lift truck markets in these countries generally less susceptible to downward trends in overall capital goods spending.

Competition

        We are one of the leading global independent suppliers of load engagement products for industrial lift trucks. We compete with a number of companies in different parts of the world. Our primary competitor is Bolzoni Auramo, an Italian public company. The majority of our remaining competitors are privately-owned companies with a strong presence in local and regional markets. A smaller number of these competitors compete with us globally.

        In addition, several lift truck manufacturers, who are customers of ours, are also competitors in varying degrees to the extent they manufacture a portion of their load engagement product requirements. Since we offer a broad line of products capable of supplying a significant part of the total requirements for the entire lift truck industry, our experience has shown that lower costs resulting from our relatively high unit volume would be difficult for any individual lift truck manufacturer to achieve for most products. We design and position our products to be the performance and service leaders in their respective product categories and geographic markets.

        Our market share and gross profit throughout the world vary by geographic region due to the different competitive environments we face in each of these regions. Fluctuations in gross profit within a geographic region over time are generally due to a change in the competitive environment, such as new competitors entering a market or existing entities merging or otherwise leaving the market. Additionally, cyclical variations in product demand directly affect margins as higher manufacturing volumes generally result in greater fixed cost absorption and increased gross profit.

        A further discussion of the competition in each geographic region follows:

        North America—We are the leading manufacturer in North America and the preferred supplier of many OEMs as well as OEDs (original equipment dealers) and distributors. We compete in this region primarily with smaller regionally-based companies and a limited number of smaller foreign competitors. Our leading position is the result of our continued focus on providing high quality products and outstanding customer service.

        Europe—While we are also a leading manufacturer in Europe, we compete with Bolzoni Auramo and several privately-owned companies with a strong presence in local and regional markets. Competition in this region is based principally on price, resulting in lower gross profit.

        Asia Pacific—This region includes operations in Japan, Australia, New Zealand, Korea and South Africa. The competitive environment varies somewhat from country to country, and competitors vary in size from smaller regionally-based private companies to some larger lift truck manufacturers. In general, we believe we have established a strong presence in all markets throughout the region.

        China—We have operated in China for over 20 years and have established a strong presence in the lift truck market. As a result of the continued growth in China's economy and the expanded use of lift trucks for various industrial purposes, we are seeing an increase in the number of competitors in the Chinese market, including European based manufacturers.

Customers

        Our products are marketed and sold primarily to lift truck OEDs, OEMs and distributors globally. Our primary markets are North America, Europe, China and Asia Pacific. In addition to sales to the lift truck market, we do sell products to OEMs who manufacture construction, mining, agricultural and industrial vehicles other than lift trucks.

        No single customer accounts for more than 10% of our consolidated net sales. Our sales to OEM customers account for approximately 45% of our consolidated net sales.

Backlog

        Our products are manufactured with short lead times of generally less than one month. Accordingly, the level of backlog orders is not a significant factor in evaluating our overall level of business activity.

Research and Development

        The majority of our research and development activities are performed at our corporate headquarters in Fairview, Oregon and at our manufacturing facility in Guelph, Ontario, Canada. Our engineering staff develops and designs substantially all of the products we sell and is continually involved in developing products for new applications. We generally do not consider patents to be important to our business.

Environmental Matters

        From time to time, we are the subject of investigations, conferences, discussions and negotiations with various federal, state, local and foreign agencies with respect to cleanup of hazardous waste and compliance with environmental laws and regulations. "Risk Factors" (Item 1A), Notes to Consolidated Financial Statements (Item 8), "Legal Proceedings" (Item 3) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) contain additional information concerning our environmental matters.

Employees

        At January 31, 2008, we had approximately 2,400 full-time employees throughout the world. The majority of these employees are not subject to collective bargaining agreements. We believe our relations with our employees are excellent.

Construction Attachments

        Since December 2006, we have acquired two companies on the West coast of the United States that manufacture attachments for construction vehicles. The construction attachments are for medium and heavy duty construction vehicles used in a variety of construction markets, including infrastructure, demolition, recycling, forestry, utility and general construction. The prevailing levels of commercial, infrastructure and general construction activity have a significant influence on sales of these products. Housing construction has some overall influence. These products are sold through construction equipment dealers and major equipment manufacturers throughout the western United States. We have approximately 100 employees working to design, manufacture and market these products.

Foreign Operations

        We have substantial operations outside the United States. There are additional business risks attendant to our foreign operations, including the risk that the relative value of the underlying local currencies may weaken when compared to the U.S. dollar. For further information about foreign operations, see "Risk Factors" (Item 1A), "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7) and Notes to Consolidated Financial Statements (Item 8).

Available Information

        Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on or through our website at www.cascorp.com when such reports are available on the Securities and Exchange Commission (SEC) website—www.sec.gov. Once filed with the SEC, such documents may be read and/or copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.    Risk Factors

        In addition to the other information contained in this Form 10-K, the following are certain risks that we believe should be considered carefully in evaluating Cascade's business. Our business, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks. The risks summarized below do not represent an exclusive list, and additional risks not presently known to the Company or that the Company currently deems immaterial may also impair its business and operations.

Economic or industry downturns

        Our business has historically experienced periodic cyclical downturns generally consistent with economic cycles in the markets in which we operate. The level of sales of our products reflects to a significant extent the capital investment decisions of the customers who buy our products and the lift trucks and other vehicles on which our products are used. These customers have had a tendency to delay capital projects, including the purchase of new equipment or upgrades, during industry or general economic downturns. Past downturns have been characterized by diminished product demand, excess manufacturing capacity and erosion of gross profit. Therefore, a significant downturn in the markets of our customers, including lift truck manufacturers and to a lesser extent construction equipment manufacturers, or in general economic conditions is likely to result in a reduction in demand for our products and could negatively affect our business.

Fluctuations in raw material costs and availability

        Significant cost increases in raw materials and components or shortages in these items could adversely affect our operating results and financial condition.

        To manufacture our products we purchase a variety of raw materials and components. These consist principally of rolled bar, plate and extruded steel products, unfinished castings and forgings, hydraulic cylinders and motors and various hardware items. The price of steel is particularly significant to our manufacturing costs since most of our products are manufactured using specialty steel as a primary raw material and specialty steel based components as purchased parts. As a result, we are exposed to increases in the market prices of raw materials and components. We may not be able to mitigate these increases by changing the selling prices of our products or through other means.

        We may also experience shortages of raw materials and purchased parts, which in certain cases are provided by a limited number of suppliers. Shortages may require us to curtail production or to devote additional financial resources to maintaining inventories of raw materials and purchased parts in excess of our normal requirements.

Impact of acquisitions

        We have historically expanded our business through acquisitions and expect we will do so in the future if appropriate opportunities arise. If we are not successful in integrating acquisitions, we may not realize the operating results we anticipated at the time of acquisition. Future acquisitions may require us to incur additional debt and contingent liabilities, which may materially and adversely affect our business, operating results, cash flows and financial condition. The acquisition and integration of businesses involve a number of risks, including:

  •
  Difficulties in matching the business culture of the acquired business with our culture;

  •
  Difficulties in the assimilation and retention of employees;

  •
  Difficulties in retaining customers and integrating customer bases;

  •
  Diversion of management's attention from existing operations due to the integration of acquired businesses and the increase in our size after an acquisition;

  •
  Difficulties in integrating operations and systems; and

  •
  Assumption of unexpected liabilities.

Economic, political and other risks associated with international operations

        Foreign operations represent a significant portion of our business. We expect revenue from foreign markets to continue to represent a significant portion of our total sales. As noted in "Properties" (Item 2), we own or lease facilities in several foreign countries throughout the world. Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Accordingly, our future results could be harmed by a variety of factors, including:

  •
  Foreign currency exchange risks;

  •
  Imposition of foreign exchange controls;

  •
  Changes in a specific country's or region's political or economic conditions, particularly in emerging markets such as China;

  •
  Seizure of our property or assets by a foreign government without our consent;

  •
  Tariffs, quotas, other trade protection measures and import or export licensing requirements;

  •
  Potentially negative consequences from changes in tax laws;

  •
  Difficulty in staffing and managing global operations;

  •
  Differing labor regulations;

  •
  Requirements relating to withholding taxes on remittances and other payments by subsidiaries;

  •
  Restrictions on our ability to own or operate or repatriate profits from our subsidiaries, make investments or acquire new businesses in foreign jurisdictions;

  •
  Civil unrest or war in any of the countries in which we operate;

  •
  Unexpected transportation delays or interruptions;

  •
  Difficulty in enforcement of contractual obligations governed by non-U.S. law and complying with multiple and potentially conflicting laws; and

  •
  Unexpected changes in regulatory requirements.

Original equipment manufacturers sourcing practices

        We sell approximately 45% of our products directly to OEMs, who carry inventories of finished products as part of ongoing operations and adjust those inventories based on their assessments of future needs. Such adjustments can have an impact on our quarterly results. In addition, OEMs may, as they have in the past, attempt to alter the distribution channels of certain products by acquiring all or part of their dealer network or by exerting influence over the sale of replacement parts and attachments through their distribution channels. Such efforts, if successful, could have a negative impact on our financial results.

Foreign currency fluctuations

        Changes in economic or political conditions globally and in any of the countries in which we operate could result in exchange rate movements, new currency or exchange controls or other restrictions being imposed on our operations.

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

        Fluctuations in currencies relative to currencies in which our earnings are generated make it more difficult to perform period-to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our foreign operations, where the local currency is the functional currency, are translated using period-end exchange rates, and the revenues, expenses and cash flows of our foreign operations are translated using average exchange rates during each period.

        In addition to currency translation risks, we incur currency transaction risk whenever we enter into either a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot be assured we will be able to effectively manage our currency transaction and/or translation risks. Volatility in currency exchange rates may have a material effect on our financial condition or results of operations. We have purchased and may continue to purchase foreign currency hedging instruments protecting or offsetting positions in certain currencies to reduce the risk of adverse currency fluctuations. We have in the past experienced and expect to experience at times in the future an impact on earnings as a result of foreign currency exchange rate fluctuations.

Competition

        Our products do not depend upon proprietary technology to any significant degree, and therefore can be subject to intense competition. Competitive characteristics of our products include overall performance, ease of use, quality, safety, customer service and support, manufacturing lead times, global reach, brand reputation, breadth of product line and price. Our customers increasingly demand more technologically advanced and integrated products in certain cases and we must continue to develop our expertise and technical capabilities in order to manufacture and market these products successfully. To retain our competitive position, we will need to invest continuously in research and development and improve our manufacturing, marketing, customer service and support and our distribution networks.

Loss of senior management

        The success of our business is dependent on our ability to attract and retain qualified personnel. Several members of our senior management team have been with us for over 20 years, including our President and Chief Executive Officer and Chief Financial Officer, who have each been with us for over 35 years. Our current Senior Vice President—Human Resources, Gregory Anderson, will be retiring in June 2008. The loss of the services of key management personnel or the failure to attract and develop additional personnel as required could adversely effect our business, financial condition and results of operations.

Reliance on lift truck dealers

        Approximately 55% of our products are sold to the end-user customer through OEDs. Therefore, a significant portion of our sales is dependent on the quality and effectiveness of these dealers, who are not subject to our control. As a result, poor performance by retail lift truck dealers could adversely affect our business, financial condition, cash flows and results of operations.

Environmental compliance costs and liabilities

        Our operations and properties are subject to stringent U.S. and foreign, federal, state and local laws and regulations relating to environmental protection. These laws and regulations govern the investigation and cleanup of contaminated properties as well as air emissions, water discharges, waste management and disposal and workplace health and safety. We can be held responsible under these laws and regulations no matter if the original actions were legal or illegal and no matter if we knew of, or were responsible for, the presence of such hazardous or toxic substances. We could be responsible for payment of the full amount of any liability, whether or not any other responsible party also is liable.

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

        We entered into settlement agreements with insurance providers with respect to litigation to recover various expenses incurred in connection with environmental and related proceedings. We released all rights we might have under insurance policies issued by these providers.

Underfunded benefit plans

        Our obligations under our postretirement benefit plan and certain foreign subsidiaries' defined benefit pension plans are currently underfunded. At some time in the future we may have to make significant cash payments to fund these plans, which would reduce the cash available for our business.

        As of January 31, 2008, our projected benefit obligations under our defined benefit pension plans exceed the fair value of assets by $2.3 million. As of January 31, 2008 our accumulated postretirement benefit obligation under our postretirement benefit plan, which is not funded, was $7.1 million. The underfunding in our defined benefit pension plans is due in part to fluctuations in the financial markets that caused the valuation of the assets to decrease. We expect any required cash payments to our plans that are not fully funded will be made from future cash flows from operations. If our cash contributions are insufficient to adequately fund the plans to cover our future obligations, the performance of the pension plan assets do not meet our expectations or assumptions are modified, our contributions could be materially higher than we expect. This would reduce the cash available for our business. Changes in U.S. or foreign laws governing these plans could require us to make additional contributions and changes to generally accepted accounting principles in the United States could require the recording of additional costs related to these plans.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We own and lease various types of properties located throughout the world. Our executive offices are located in Fairview, Oregon. We generally consider the productive capacity of our manufacturing facilities to be adequate and suitable to meet our requirements. Our primary locations are presented below:

Location	Primary Activity	Approximate Square Footage	Status
NORTH AMERICA
Springfield, Ohio	Manufacturing	200,000	Owned
Fairview, Oregon	Manufacturing/Headquarters	155,000	Owned
Guelph, Ontario Canada	Manufacturing	125,000	Owned
Toronto, Ontario Canada	Manufacturing	73,000	Leased
Woodinville, Washington	Manufacturing	68,000	Leased
Warner Robins, Georgia	Manufacturing	65,000	Owned
Findlay, Ohio	Manufacturing	52,000	Owned
San Juan Capistrano, California	Manufacturing	9,000	Leased
EUROPE
Almere, The Netherlands	Manufacturing/European Headquarters	162,000	Owned
Schalksmuhle, Germany	Manufacturing	81,000	Owned
Verona, Italy	Manufacturing	74,000	Leased
Manchester, England	Manufacturing	44,000	Owned
La Machine, France	Manufacturing	37,000	Owned
Brescia, Italy	Manufacturing	19,000	Owned
Ancenis, France	Distribution	12,000	Owned
Vaggeryd, Sweden	Sales	2,000	Leased
Epignay, France	Sales	2,000	Leased
Barcelona, Spain	Sales	1,000	Leased
Vantaa, Finland	Sales	500	Leased
ASIA PACIFIC
Brisbane, Australia	Manufacturing	46,000	Leased
Osaka, Japan	Sales/Distribution	24,000	Owned
Osaka, Japan	Sales/Distribution	16,000	Leased
Inchon, Korea	Manufacturing	12,000	Owned
Auckland, New Zealand	Sales/Distribution	9,000	Leased
Johannesburg, South Africa	Sales/Distribution	9,000	Leased
CHINA
Hebei, China	Manufacturing	88,000	Leased
Xiamen, China	Manufacturing	78,000	Leased
Xiamen, China	Manufacturing	72,000	Leased
Hebei, China	Manufacturing	65,000	Leased

Item 3.    Legal Proceedings

        Neither Cascade nor any of our subsidiaries are involved in any material pending legal proceedings. We are insured against product liability, personal injury and property damage claims, which may occasionally arise.

        On April 9, 2007, we entered into a settlement agreement with Employers Reinsurance Corporation with respect to litigation to recover various expenses incurred in connection with environmental and related proceedings. The recovery from the settlement of $16,000,000, net of expenses, was recorded in our consolidated financial statements for the first quarter of fiscal 2008. This settlement concluded all litigation against our insurance companies regarding environmental matters.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Officers of the Registrant

        Robert C. Warren, Jr.—Chief Executive Officer and President(1)—Mr. Warren, 59, has served as President and Chief Executive Officer of Cascade since 1996. He was President and Chief Operating Officer from 1993 until 1996 and was formerly Vice President—Marketing. Mr. Warren joined Cascade in 1972.

        Gregory S. Anderson—Senior Vice President—Human Resources(1)—Mr. Anderson, 59, has served in his current position since 2002. He joined Cascade in 1984, and has served as Vice President—Human Resources since 1991. Mr. Anderson will be retiring from Cascade in June 2008.

        Richard S. Anderson—Senior Vice President and Chief Financial Officer(1)—Mr. Anderson, 60, has served as Chief Financial Officer since 2001. Mr. Anderson has been employed by Cascade since 1972 and held several positions including his appointments as Vice President—Material Handling Product Group in 1996 and Senior Vice President—International in 1999.

        Frank R. Altenhofen, Vice President—North America(1)—Mr. Altenhofen, 46, was appointed Vice President, Americas in 2007. He started his career with Cascade in 1983 and held numerous manufacturing, marketing, and management positions including General Manager of Cascade's operations in China, until his departure in 2001. During 2001 to 2007, Mr. Altenhofen held various management positions at a couple medical device companies. This included serving as President of an international medical device company from 2003 to 2007.

        Herre Y. Hoekstra, Vice President and Managing Director, Europe(1)—Mr. Hoekstra, 46, joined Cascade in 2005. Prior to joining Cascade, Mr. Hoekstra held various management positions with Royal Ten Cate, REMU and Royal Dutch Shell, in The Netherlands.

        Michael E. Kern, Vice President—Construction Attachment Division(1)—Mr. Kern, 61, has served as Vice President—Construction Attachment Division since November 2007. He has been employed by Cascade since 1966 and has held several positions, including his appointments as Vice President—Sales and Marketing in 2003, as Vice President—Director of Dealer Marketing and Sales in 2001 and Aftermarket Sales Manager in 1999.

        Kevin B. Kreiter, Vice President—Engineering and Marketing(1)—Mr. Kreiter, 54, has served in his current position since 2007. He has been employed by Cascade since 1979 and has held several positions within the engineering group, including his appointment as Vice President—Engineering in 2006.

        Jeffrey K. Nickoloff, Vice President—Corporate Manufacturing(1)—Mr. Nickoloff, 52, has served in his current position since 2002. He has held several positions with Cascade, including his appointments as Director of North American Manufacturing in 2000 and Plant Manager in 1993. Mr. Nickoloff joined Cascade in 1979.

        Joseph G. Pointer, Vice President—Finance(1)—Mr. Pointer, 47, has served as Vice President—Finance since 2000. Prior to joining Cascade in 2000, Mr. Pointer was a partner at PricewaterhouseCoopers LLP in Portland, Oregon.

        John A. Cushing—Treasurer—Mr. Cushing, 47, has served as Treasurer since 2001. He previously was Assistant Treasurer from 1999 until 2001. Prior to joining Cascade in 1999, Mr. Cushing was Assistant Treasurer for Fred Meyer, Inc., a retail company in Portland, Oregon.

(1)—These individuals are considered executive officers of Cascade Corporation.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        As of March 17, 2008, there were 173 shareholders of record of Cascade's common stock including blocks of shares held by various depositories. It is our belief that when the shares held by the depositories are attributed to the beneficial owners, the total exceeds 2,000.

Performance Graph

        The following graph compares the annual percentage change in the cumulative shareholder return on our common stock with the cumulative total return of the Russell 2000 Index and an industry group of peer companies, in each case assuming investment of $100 on January 31, 2003, and reinvestment of dividends. The stock price performance shown in the graph below is not necessarily indicative of future stock price performance. Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, the stock performance graph shall not be incorporated by reference into any such filings and shall not otherwise be deemed filed under such acts.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Cascade Corporation, The Russell 2000 Index
And A Peer Group

*
$100 invested on 1/31/03 in stock or index-including reinvestment of dividends.
Fiscal year ending January 31.

        The peer group comprises the following companies: Actuant Corporation., Alamo Group Inc., Ampco-Pittsburgh Corporation, Astec Industries, Inc., Columbus-McKinnon Corporation, Gehl Company, Gulf Island Fabrication, Inc., IDEX Corporation, Lindsay Manufacturing Company, Nordson Corporation.

Market Information

        The high and low sales prices of our common stock based on intra-day prices on the New York Stock Exchange for each quarter during the last two fiscal years were as follows:

	Year ended January 31
	2008		2007
	High	Low	High	Low
First quarter	$66.20	$53.28	$53.96	$37.85
Second quarter	89.87	60.02	42.17	35.20
Third quarter	77.85	54.92	52.63	35.75
Fourth quarter	64.87	40.06	55.54	47.15

Common Stock Repurchase

        Our Board of Directors had previously authorized plans in September 2006 and 2007 to repurchase up to $130 million of our common stock. The table below summarizes information about our purchases of our common shares during the three month period ended January 31, 2008 and the years ended January 31, 2008 and 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
Year ended January 31, 2007	757,119	$51.27	757,119

Nine months ended October 31, 2007	691,116	59.59	691,116
November 1 - 30, 2007	280,800	59.28	280,800	$33,354,000
December 1 - 31, 2007	139,300	53.62	139,300	25,884,000
January 1 - 31, 2008	548,400	45.54	548,400	910,000

Three months ended January 31, 2008	968,500	$50.69	968,500

Year ended January 31, 2008	1,659,616	$54.39	1,659,616

Total common stock repurchases	2,416,735	$53.41	2,416,735

(1)
On September 7, 2006, we announced that our Board of Directors had authorized a share repurchase program of up to $80 million over a two-year period. We completed this share repurchase program in October 2007. During the share repurchase program, we purchased a total of 1,448,235 shares of stock at an average price per share of $55.24. On September 24, 2007, we announced that our Board of Directors had authorized a new share repurchase program of up to $50 million over a two-year period.

Common Stock Dividends

        The common stock dividends declared during each quarter of the last two fiscal years were as follows:

	Year ended January 31
	2008	2007
First quarter	$0.16	$0.15
Second quarter	0.18	0.15
Third quarter	0.18	0.15
Fourth quarter	0.18	0.16

Total	$0.70	$0.61

Stock Exchange Listing and Transfer Agent

        Cascade's stock is traded on the New York Stock Exchange under the symbol CAE.

        Cascade's registrar and transfer agent is Mellon Shareholder Services, L.L.C., Shareholder Relations, P.O. Box 3315, South Hackensack, N.J., 07606, (800) 522-6645.

Equity Compensation Plan Information

        For information on our equity compensation plans, see Item 12 of this report.

Item 6.    Selected Financial Data

        The following selected financial data should be read in conjunction with our consolidated financial statements and accompanying notes contained in Item 8 of this Form 10-K.

	Year Ended January 31
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts and employees)
Income statement data:
Net sales	$558,073	$478,850	$450,503	$385,719	$297,756
Operating income(1)	$95,613	$68,351	$63,894	$47,777	$32,025
Net income(2)	$60,147	$45,481	$42,051	$28,490	$18,506
Cash flow data:
Cash flows from operating activities	$53,326	$57,109	$50,425	$37,808	$26,241
Cash flows from investing activities	$(31,627)	$(33,582)	$(31,723)	$(14,857)	$(19,612)
Cash flows from financing activities	$(33,432)	$(22,153)	$(13,191)	$(16,892)	$(14,715)
Stock information:
Basic earnings per share(2)	$5.08	$3.64	$3.40	$2.34	$1.55
Diluted earnings per share(2)	$4.88	$3.48	$3.27	$2.24	$1.49
Book value per common share(3)	$24.73	$22.51	$20.69	$17.82	$15.18
Dividends declared	$0.70	$0.61	$0.54	$0.45	$0.41
Balance sheet information:
Cash and marketable securities	$21,223	$36,593	$58,497	$31,985	$31,586
Working capital(4)	$151,971	$113,130	$124,962	$94,154	$81,720
Property, plant and equipment, net	$98,350	$84,151	$75,374	$82,027	$75,244
Total assets	$462,500	$397,432	$361,283	$328,092	$292,819
Total debt	$110,716	$51,119	$29,922	$40,564	$53,934
Shareholders' equity	$268,025	$271,636	$259,406	$217,883	$183,688
Other:
Capital expenditures	$22,808	$18,078	$10,580	$13,581	$11,403
Depreciation	$13,898	$13,753	$14,562	$13,912	$12,152
Amortization	$3,214	$1,472	$1,443	$658	$512
Share-based compensation expense(5)	$4,451	$4,033	$2,278	$2,492	$—
Interest expense, net of interest income	$3,315	$400	$1,762	$3,008	$3,554
Diluted weighted average shares outstanding	12,333	13,071	12,850	12,726	12,409
Number of employees	2,400	2,100	1,900	1,800	1,700

(1)
Amount includes a $15,977 insurance litigation recovery in 2008.

(2)
Amount includes an after-tax insurance litigation recovery in 2008 of $10,026 ($0.85 per basic share and $0.81 per diluted share).

(3)
Defined as equity divided by number of common shares at year end.

(4)
Defined as current assets less current liabilities.

(5)
See Notes 2 and 13 to the Consolidated Financial Statements for additional information on share-based compensation.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is a discussion and analysis of certain significant factors that have affected our financial condition as of January 31, 2008, and the results of operations and cash flows for the fiscal years ended January 31, 2008, 2007 and 2006. This information should be read in conjunction with our consolidated financial statements and notes thereto under Item 8, "Financial Statements and Supplementary Data" of this report.

OVERVIEW

        Our businesses globally manufacture and distribute material handling load engagement products primarily for the lift truck industry and to a lesser extent the construction industry. We operate our business in four geographic segments: North America, Europe, Asia Pacific and China. A further discussion of the nature of our business is contained in Item 1, "Business," of this report.

RECENT TRENDS AND DEVELOPMENTS AFFECTING OUR RESULTS

European Business

        Europe's lift truck industry continued to be strong in fiscal 2008 with shipments increasing over 21% from the previous year. We have captured some of this growth with a 15% increase in sales, excluding currency changes, and an increase in operating income. However, our profitability in Europe continues to fall short of our expectations. In particular, the fourth quarter results in Europe were disappointing in that our improved results in the first part of the year proved not to be sustainable. This is due to several reasons, which include operational issues at several European facilities and delays in fully executing our plan to import Chinese manufactured forks (discussed further in "China Expansion" below). As a result, we are currently completing a fundamental review of our entire European business to identify specific areas of improvement, including purchasing improvements, product sourcing and streamlining of manufacturing and administrative functions. This review also includes consideration of further rationalization of production capacity at our European facilities. As we have stated previously, improving our operational performance and increasing our market share in Europe, the world's largest lift truck market, remains a key priority.

Material Cost Increases

        Like many manufacturing companies around the world, we are feeling the pressures of increasing material costs. We have previously mentioned there has been some degree of material cost increases ongoing in various parts of the world for the past few years. Recently this seems to be a more consistent trend throughout the world. We are generally able to recover a portion of cost increases through higher sales prices to customers in certain markets in which we operate, but there are markets, such as Europe, where increased competition makes this more challenging. This has required us to be even more diligent than we previously were in seeking out lower cost suppliers. We have also stepped up our efforts to improve internal processes, both manufacturing and administrative, to create internal efficiencies, which we believe will ultimately result in lower costs.

China Expansion

        Our work to expand operations in China continued in fiscal 2008. The objectives of this expansion were to keep pace with the rapidly expanding Chinese lift truck market, expand our business in the

Asia Pacific region and provide production capacity to begin exporting Chinese-made products to other parts of the world. The highlights of our expansion in fiscal 2008 included the following:

  •
  The upgrade of equipment and processes in Xiamen and the addition of a new facility in Hebei are allowing us to produce a wider selection of products for sale both within China and throughout the Asia Pacific region.

  •
  Our new fork manufacturing facility in Xiamen became fully operational during the current year. We have experienced some delays in getting final approval from certain European OEMs to sell our Chinese manufactured product within Europe. These delays have required us to distribute Chinese made forks through other markets in the interim. We anticipate obtaining OEM approvals by the end of the second quarter of fiscal 2009 to allow us to fully execute our original plan to distribute these products throughout Europe.

  •
  We have commenced construction of a building in Xiamen to manufacture construction attachments. We anticipate this facility will be operational in fiscal 2010.

  •
  We have continued to build our infrastructure in sales, engineering and administration to support our expansion.

Acquisition Strategy—Construction Business

        We have completed two acquisitions in the construction attachment business in just over a year. During this time the U.S. construction industry has slowed considerably. We have taken steps at the acquired operations to improve existing production processes to lower costs and create additional capacity when production volumes increase. We are still investigating opportunities to expand this business as they arise. We are beginning to develop this business in China.

Global Product Sourcing

        We are continuing to see the globalization of our business, which is affecting the dynamics and business model previously used by global lift truck manufacturers. Whereas the previous practice was to source products locally or regionally, the current trend is to look more towards global sourcing. In addition, the lift truck manufacturers are attempting to alter the distribution channels for certain products through changes in their dealer network or with influence over the sale of replacement parts and attachments through their distribution channels. We are closely monitoring these efforts and assessing the effect on our current business.

COMPARISON OF FISCAL 2008 AND FISCAL 2007

Executive Summary

	Year Ended January 31
				Change %
	2008	2007	Change
	(In thousands except per share amounts)
Net sales	$558,073	$478,850	$79,223	17%
Operating income	$95,613	$68,351	$27,262	40%
Net income	$60,147	$45,481	$14,666	32%
Diluted earnings per share	$4.88	$3.48	$1.40	40%

        The following are financial highlights for fiscal 2008:

  •
  All regions experienced higher sales and operating income levels compared to the prior year. During fiscal 2008 we posted record levels of consolidated net sales primarily as a result of the strength of lift truck markets in Europe, China and Asia Pacific, acquisitions in North America and our capital expansion plan in China. Excluding the impact of foreign currency, net sales increased 9% during fiscal 2008, primarily due to increased shipment volumes and to a lesser extent price increases. Global lift truck shipments increased 10% compared to the prior year.

  •
  During fiscal 2008 we settled an insurance litigation matter which resulted in a $16 million increase in operating income and a $10 million increase in net income ($0.81 per diluted share).

North America

	Year Ended January 31
						Change %
	2008	%	2007	%	Change
	(In thousands)
Net sales	$286,832	90%	$263,312	91%	$23,520	9%
Transfers between areas	33,118	10%	25,367	9%	7,751	31%

Net sales and transfers	319,950	100%	288,679	100%	31,271	11%
Cost of goods sold	210,118	66%	185,869	64%	24,249	13%

Gross profit	109,832	34%	102,810	36%	7,022	7%
Selling and administrative	51,020	16%	46,750	16%	4,270	9%
Loss (gain) on disposition of assets, net	(1,135)	(1)%	16	—	(1,151)	—
Amortization	2,482	1%	598	1%	1,884	—
Insurance litigation recovery, net	(15,977)	(5)%	—	—	(15,977)	—

Operating income	$73,442	23%	$55,446	19%	$17,996	32%

        The following are financial highlights for North America for fiscal 2008:

  •
  Higher sales in fiscal 2008 were primarily the result of acquisitions made in the fourth quarter of fiscal 2007 and the second quarter of fiscal 2008. Excluding net sales from acquisitions and the impact of currency changes, net sales increased 1% due to price increases. North America lift truck industry shipments decreased 9% from 2007 to 2008. We have found that lift truck industry statistics provide an indication of the direction of our business activity. However, changes in our net sales do not correspond directly to the percentage changes in lift truck industry shipments, because certain industry sectors of the economy use our products more than others.

  •
  Transfers to other Cascade geographic areas increased 31% during fiscal 2008 due to increased customer demand globally.

  •
  Our gross profit percentage decreased 2% during fiscal 2008, due to higher material costs, transfers between areas and changes in product mix.

  •
  Selling and administrative costs increased 8%, excluding currency changes, mainly due to acquisitions, share-based compensation expense and personnel costs. As a percentage of net sales and transfers, selling and administrative costs remained consistent with the prior year.

  •
  During the second quarter of fiscal 2008 we realized a pre-tax gain of $1.1 million on the sale of land in Fairview, Oregon.

  •
  Higher amortization costs in fiscal 2008 relate to the amortization of intangible assets from our acquisitions.

  •
  During the first quarter of fiscal 2008, we entered into a settlement agreement with Employers Reinsurance Corporation with respect to litigation to recover various expenses incurred in connection with environmental and related proceedings. The pre-tax recovery from this settlement was $16.0 million, net of expenses.

Europe

	Year Ended January 31
						Change %
	2008	%	2007	%	Change
	(In thousands)
Net sales	$171,435	99%	$137,755	99%	$33,680	24%
Transfers between areas	1,497	1%	1,468	1%	29	2%

Net sales and transfers	172,932	100%	139,223	100%	33,709	24%
Cost of goods sold	145,288	84%	116,582	84%	28,706	25%

Gross profit	27,644	16%	22,641	16%	5,003	22%
Selling and administrative	26,201	15%	22,921	16%	3,280	14%
Gain on disposition of assets, net	—	—	(588)	(1)%	588	—
Amortization	732	1%	851	1%	(119)	(14)%

Operating income	$711	—	$(543)	—	$1,254	—

        The following are financial highlights for Europe for fiscal 2008:

  •
  During fiscal 2008, net sales increased 15%, excluding currency changes, due to increased shipment volumes, which reflect a strong European lift truck market. European lift truck industry shipments increased 21% compared to the prior year.

  •
  Our gross profit percentage remained consistent at 16% during fiscal 2008 and fiscal 2007. The benefits of fixed cost absorption due to higher sales and production levels were offset by increases in material costs, production inefficiencies at multiple manufacturing facilities and higher freight and personnel expenses.

  •
  Excluding the impact of currency changes, selling and administrative expenses increased 5% in Europe, because of higher sales and marketing costs. As a percentage of net sales and transfers, selling and administrative costs decreased from 16% in fiscal 2007 to 15% in fiscal 2008.

        Our financial results in Europe have improved marginally over the prior year but still fell short of our expectations. A robust European lift truck market enabled us to post strong sales growth over the prior year. However, we were unable to capture the benefits of the expanded sales volume at the operating income level. There are several ongoing initiatives in Europe to improve our overall performance over the long-term. We have provided below an overview of these initiatives, our progress to date and additional changes planned in the upcoming year:

  •
  We have begun a process to rationalize our European production capacity due to the poor operational performance of several facilities and in light of our global sourcing initiatives. The first step in this process is an optimization of the operations at our facility in Almere, The Netherlands. This will include the transfer of certain product lines to our Italian facilities, expanding the global sourcing of materials and reduction in our workforce consisting primarily of temporary and contract employees. The formal plans for these steps are currently under development.

  •
  The expansion of our Chinese manufacturing operations in fiscal 2008 allowed us to begin importing Chinese-made products into Europe for sale to OEMs and secondary fork markets. We are still working to obtain final approval of the Chinese-made products from certain European OEMs and expect to complete this process by the second quarter of fiscal 2009. Currently we are distributing these products through secondary markets. While these delays have impacted the overall timing of our plan, we still believe this strategy will benefit us in the long-term in Europe.

  •
  We are continuing our efforts to focus on operational excellence, which includes product quality, on-time deliveries, review of procurement policies and practices and development of products specific to the European market.

Asia Pacific

	Year Ended January 31
						Change %
	2008	%	2007	%	Change
	(In thousands)
Net sales	$59,776	100%	$48,256	100%	$11,520	24%
Transfers between areas	179	—	220	—	(41)	(19)%

Net sales and transfers	59,955	100%	48,476	100%	11,479	24%
Cost of goods sold	44,892	75%	36,383	75%	8,509	23%

Gross profit	15,063	25%	12,093	25%	2,970	25%
Selling and administrative	8,297	14%	7,996	17%	301	4%
Gain on disposition of assets, net	(34)	—	(17)	—	(17)	—
Amortization	—	—	19	—	(19)	—

Operating income	$6,800	11%	$4,095	8%	$2,705	66%

        The following are financial highlights for Asia Pacific for fiscal 2008:

  •
  Excluding currency changes, net sales increased 20% during fiscal 2008. This increase occurred in all locations throughout the region due to increased shipment volumes. The growth in sales also reflects the benefits of our initiative in China to produce a wider selection of products for sale in this region. Lift truck industry shipments in Asia Pacific increased 7% in fiscal 2008 compared to fiscal 2007.

  •
  Our gross profit percentage in Asia Pacific remained consistent at 25% during fiscal 2008. The benefits of sourcing lower cost product from China were offset by increased sales of lower margin products during the current year.

  •
  Excluding the impact of currency changes, selling and administrative costs decreased 1% in the current year, due to lower general costs. Overall costs were lower as a percentage of sales in the current year.

China

	Year Ended January 31
						Change %
	2008	%	2007	%	Change
	(In thousands)
Net sales	$40,030	70%	$29,527	79%	$10,503	36%
Transfers between areas	17,410	30%	7,853	21%	9,557	122%

Net sales and transfers	57,440	100%	37,380	100%	20,060	54%
Cost of goods sold	38,805	68%	24,944	67%	13,861	56%

Gross profit	18,635	32%	12,436	33%	6,199	50%
Selling and administrative	3,927	6%	3,042	8%	885	29%
Loss on disposition of assets, net	48	—	37	—	11	—
Amortization	—	—	4	—	(4)	—

Operating income	$14,660	26%	$9,353	25%	$5,307	57%

        The following are financial highlights for China for fiscal 2008:

  •
  During fiscal 2008, net sales increased 31%, excluding the impact of currency changes. Our recent capital expansion plan in China has increased our capabilities to manufacture a larger volume of products. We are currently seeing the benefits of this effort with our increased sales. Lift truck industry shipments in China increased 26% in fiscal 2008.

  •
  Transfers to other Cascade geographic areas, including Asia Pacific and Europe, increased 122% during fiscal 2008, due to the recent expansion of operations in China.

  •
  The current year gross profit percentage decreased to 32% from 33% during fiscal 2007 due to changes in product mix and increased intercompany transfers.

  •
  Selling and administrative costs increased 24%, excluding currency changes during fiscal 2008 due to additional costs to support our expanded operations in China. As a percentage of net sales and transfers, selling and administrative costs decreased in fiscal 2008.

Non-Operating Items

        The following are financial highlights for non-operating items during fiscal 2008:

  •
  Interest expense, net of interest income, increased $2.9 million during fiscal 2008 due to additional borrowings to fund various initiatives, including our share repurchase program and our acquisition of American Compaction Equipment, Inc.

  •
  Other expense during fiscal 2008 was comprised primarily of foreign currency losses, which were the result of stronger foreign currencies compared to the U.S. dollar. During fiscal 2008 the value of the Euro and Canadian dollar increased 14% and 17% against the U.S. dollar.

  •
  Our effective tax rate remained consistent at 34%.

Lift Truck Market Outlook

        Based on our review of industry statistics and data we believe the general lift truck market outlook for fiscal 2009 is as follows:

  •
  The North American market in fiscal 2009 is expected to be down 5-10% from the business levels experienced in fiscal 2008.

  •
  Europe's lift truck industry is expected to continue to grow, but at a lower rate for fiscal 2009.

  •
  The market in Asia Pacific is expected to continue to grow at moderate levels through fiscal 2009.

  •
  The market in China is expected to continue strong growth, but at more moderate levels through fiscal 2009.

Additional information on lift truck industry trends can be found at www.cascorp.com/investor/industrytrends.

Fourth Quarter Results (2008/2007)

	Three Months Ended January 31
						Change %
	2008	%	2007	%	Change
	(In thousands)
Net sales	$136,247	100%	$118,891	100%	$17,356	15%
Cost of goods sold	97,629	72%	83,406	70%	14,223	17%

Gross profit	38,618	28%	35,485	30%	3,133	9%
Selling and administrative expenses	23,603	17%	21,130	18%	2,473	12%
Loss on disposition of assets	57	—	20	—	37	185%
Amortization	808	1%	497	—	311	63%

Operating income	14,150	10%	13,838	12%	312	2%
Interest expense, net	988	1%	338	—	650	192%
Other expense (income), net	412	—	(864)	—	1,276	148%

Income before taxes	12,750	9%	14,364	12%	(1,614)	(11)%
Provision for taxes	3,963	3%	4,123	3%	(160)	(4)%

Net income	$8,787	6%	$10,241	9%	$(1,454)	(14)%

Diluted earnings per share	$0.74		$0.80

Operating income (loss) by region:
North America	$10,277		$11,038		$(761)	(7)%
Europe	(1,974)		(894)		(1,080)	(121)%
Asia Pacific	1,752		1,290		462	36%
China	4,095		2,404		1,691	70%

	$14,150		$13,838		$312	2%

        The following are financial highlights from the fourth quarter of fiscal 2008:

  •
  Sales growth, excluding currency changes and acquisitions, was 7% in Europe, 18% in Asia Pacific and 31% in China due to increased shipping volumes. The 5% increase in North America was due to price increases and higher shipping volumes. Compared to the prior year, lift truck industry shipments increased in Europe 20%, Asia Pacific 9% and China 43% during the fourth quarter of fiscal 2008. North America experienced a 9% decrease in lift truck industry shipments during the fourth quarter of fiscal 2008. The North American lift truck industry has seen a gradual slowing throughout the year.

  •
  We experienced a decrease in gross profit percentage in every region. North America and China experienced a lower gross profit percentage due to increased material costs and changes in product mix. A lower gross profit percentage in Europe was a result of increased material costs, manufacturing inefficiencies and increased personnel and freight expenses. The decrease in the gross profit percentage in Asia Pacific was a result of product mix.

  •
  Selling and administrative expenses increased 4%, excluding currency changes and acquisitions, due to selling, personnel, share based compensation and other general costs.

  •
  Decreases in operating results in the current year in North America and Europe are attributable to higher costs of goods sold and selling and administrative expenses, which were partially offset by increased sales.

  •
  Increases in operating results for Asia Pacific and China reflect significantly higher sales, which were partially offset by higher cost of goods sold and selling and administrative expenses.

  •
  The effective tax rate in the fourth quarter of fiscal 2008 was 31% compared to 29% in the prior year. The increase is primarily attributable to an increase in the valuation allowance related to foreign net operating losses offset in part by benefits from foreign operations and foreign tax credits. The prior year rate reflected the benefit of a reduction in the valuation allowance related to foreign tax credits and reduced tax rates.

COMPARISON OF FISCAL 2007 AND FISCAL 2006

Executive Summary

	Year Ended January 31
				Change %
	2007	2006	Change
	(In thousands, except per share amounts)
Net sales	$478,850	$450,503	$28,347	6%
Operating income	$68,351	$63,894	$4,457	7%
Net income	$45,481	$42,051	$3,430	8%
Diluted earnings per share	$3.48	$3.27	$0.21	6%

        During fiscal 2007 we posted increased levels of consolidated net sales, operating income and net income. This reflected the strength of lift truck markets throughout the world, where shipments were up 12%. Financial results in both North America and China were very strong. Asia Pacific's operating income fell short of the prior year. Europe had record net sales but incurred an operating loss.

North America

	Year Ended January 31
						Change %
	2007	%	2006	%	Change
	(In thousands)
Net sales	$263,312	91%	$250,576	92%	$12,736	5%
Transfers between areas	25,367	9%	22,461	8%	2,906	13%

Net sales and transfers	288,679	100%	273,037	100%	15,642	6%
Cost of goods sold	185,869	64%	175,168	64%	10,701	6%

Gross profit	102,810	36%	97,869	36%	4,941	5%
Selling and administrative	46,750	16%	45,083	17%	1,667	4%
Loss on disposition of assets, net	16	—	4	—	12	—
Amortization	598	1%	151	—	447	—

Operating income	$55,446	19%	$52,631	19%	$2,815	5%

        The following are financial highlights for North America in fiscal 2007:

  •
  Higher sales were the result of increased volumes of shipments. Foreign currency changes accounted for less than 1% of the increase. North America lift truck industry shipments from 2006 to 2007 increased 4%.

  •
  Gross profit percentages remained consistent during fiscal 2007 and 2006. We were able to offset the effect of general and material cost increases through either cost reduction activities or sales price increases.

  •
  Selling and administrative costs increased primarily due to additional share-based compensation costs.

  •
  Higher amortization costs relate to amortization of intangible assets related to our acquisition of assets of Pacific Services & Manufacturing, Inc. (PSM) in December 2006.

Europe

	Year Ended January 31
						Change %
	2007	%	2006	%	Change
	(In thousands)
Net sales	$137,755	99%	$132,213	98%	$5,542	4%
Transfers between areas	1,468	1%	2,616	2%	(1,148)	(44)%

Net sales and transfers	139,223	100%	134,829	100%	4,394	3%
Cost of goods sold	116,582	84%	111,083	82%	5,499	5%

Gross profit	22,641	16%	23,746	18%	(1,105)	(5)%
Selling and administrative	22,921	16%	21,799	17%	1,122	5%
Loss (gain) on disposition of assets, net	(588)	(1)%	441	—	(1,029)	—
Amortization	851	1%	1,264	1%	(413)	(33)%

Operating income	$(543)	—	$242	—	$(785)	—

        The following are financial highlights for Europe in fiscal 2007:

  •
  Sales increased 2% due to increased shipment volumes, excluding currency changes. European lift truck industry shipments increased 15% in fiscal 2007. In comparing our sales growth to the current industry statistics, we believe we lost market share in Europe in fiscal 2007.

  •
  Our gross profit percentage in fiscal 2006 included restructuring costs of $2.0 million related to the closure of a manufacturing facility in The Netherlands. Excluding these costs our fiscal 2006 gross profit percentage was 19%. The decrease in our fiscal 2007 gross profit was due to additional costs, including production inefficiencies at multiple manufacturing facilities and general cost increases.

  •
  Excluding currency changes, selling and administrative costs increased 2% primarily due to additional sales and marketing costs. Fiscal 2006 costs also included $415,000 of restructuring costs.

  •
  The gain on disposition of assets in fiscal 2007 related to the sale of a manufacturing facility in The Netherlands.

  •
  Amortization costs decreased due to additional amortization of intangible assets in Italy during fiscal 2006.

Asia Pacific

	Year Ended January 31
						Change %
	2007	%	2006	%	Change
	(In thousands)
Net sales	$48,256	100%	$45,471	100%	$2,785	6%
Transfers between areas	220	—	177	—	43	24%

Net sales and transfers	48,476	100%	45,648	100%	2,828	6%
Cost of goods sold	36,383	75%	33,254	73%	3,129	9%

Gross profit	12,093	25%	12,394	27%	(301)	(2)%
Selling and administrative	7,996	17%	7,657	16%	339	4%
Gain on disposition of assets, net	(17)	—	(65)	—	48	—
Amortization	19	—	—	—	19	—

Operating income	$4,095	8%	$4,802	11%	$(707)	(15)%

        The following are financial highlights for Asia Pacific in fiscal 2007:

  •
  Strong lift truck markets in Korea and Japan supported our higher sales levels. Excluding currency changes, net sales increased 7%. Lift truck industry shipments in Asia Pacific increased 7% in fiscal 2007.

  •
  Gross profits were down 2% over the prior year due primarily to higher material costs.

  •
  Selling and administrative costs increased, excluding currency changes, due to additional personnel, marketing and employee benefit expenses.

China

	Year Ended January 31
						Change %
	2007	%	2006	%	Change
	(In thousands)
Net sales	$29,527	79%	$22,243	80%	$7,284	33%
Transfers between areas	7,853	21%	5,652	20%	2,201	39%

Net sales and transfers	37,380	100%	27,895	100%	9,485	34%
Cost of goods sold	24,944	67%	19,175	69%	5,769	30%

Gross profit	12,436	33%	8,720	31%	3,716	43%
Selling and administrative	3,042	8%	2,468	9%	574	23%
Loss on disposition of assets, net	37	—	5	—	32	—
Amortization	4	—	28	—	(24)	—

Operating income	$9,353	25%	$6,219	22%	$3,134	50%

        The following are financial highlights for China in fiscal 2007:

  •
  Our increase in net sales was consistent with the continued growth of the Chinese economy. Lift truck shipments in China increased 33% in fiscal 2007.

  •
  Gross profit percentages increased 2% in fiscal 2007. These increasing margins reflected the benefits from certain production process improvements and additional sourcing of certain raw materials and components from within China.

  •
  Selling and administrative costs increased due to additional costs, primarily professional fees and other general costs, to support our expanding operations in China. As a percentage of net sales these costs were 1% lower than the prior year.

Non-Operating Items

        Our interest expense in fiscal 2007 decreased 16% in comparison with fiscal 2006. The reduction reflected our scheduled paydown of long-term debt in November 2006.

        Consolidated interest income increased $915,000 through increased investing activity and higher interest rates in fiscal 2007.

        Our effective tax rate for fiscal 2007 increased to 34% in comparison to 32% in fiscal 2006. This increase was due to the reduced tax benefits from international financing and the discontinued special deduction for U.S. export sales, combined with the utilization of previously recorded foreign tax credits.

CASH FLOWS

        The statements of cash flows reflect the changes in cash and cash equivalents for the three years ended January 31, 2008 by classifying transactions into three major categories of activities: operating, investing and financing.

        Our overall balance of cash and cash equivalents has decreased from over $36 million at January 31, 2007 and 2006 to $21 million at January 31, 2008. This decrease and a corresponding increase in our long-term borrowings are primarily the result of our share repurchase program, acquisitions, working capital requirements and our capital expansion plan in China. In the future we would expect our balance of cash and cash equivalents for ongoing operations to remain at approximately the $20 million level. Legal restrictions in certain jurisdictions limit our ability to repatriate cash to the United States. Certain transactions could result in negative tax consequences.

Operating

        Our main source of liquidity is cash generated from operating activities. The major operating activity is net income adjusted for non-cash operating items such as depreciation, amortization and share-based compensation and changes in working capital. The following are operating activity highlights:

  •
  Net cash provided by operating activities decreased to $53.3 million in fiscal 2008. Although net income in fiscal 2008 was significantly higher due to an insurance litigation settlement, cash from operating activities decreased due to changes in both accounts receivable and inventory due to higher sales volumes. In the near term we expect accounts receivable and inventory levels to be at or slightly below current levels.

  •
  Net cash provided by operating activities increased from $50.4 million in fiscal 2006 to $57.1 million in fiscal 2007. This increase is primarily due to higher share-based compensation and changes in inventory.

Investing

        During the three years ended January 31, 2008, the major investing activities were capital expenditures, business acquisitions and the sale and purchase of marketable securities.

        Capital expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Capital expenditures by geographic segment were as follows (in thousands):

	Year Ended January 31
	2008	2007	2006
North America	$7,986	$6,174	$5,923
Europe	4,439	2,469	3,189
Asia Pacific	5,302	481	336
China	5,081	8,954	1,132

	$22,808	$18,078	$10,580

        The following are capital expenditures highlights during the three years ended January 31, 2008:

  •
  China's capital expenditures for fiscal 2008 and 2007 included costs related to equipment upgrades at an existing facility and the construction of two new manufacturing facilities. These facilities became operational during fiscal 2008. We expect to make additional investments in China of up to $5 million during fiscal 2009 for a building and equipment to manufacture construction attachments.

  •
  During fiscal 2008 we purchased a new sales/distribution facility in Japan for $4.2 million. We expect to move from our current facility to our new facility during fiscal 2009.

  •
  We expect capital expenditures in fiscal 2009, including capital expenditures in China, to be approximately $19 million. We believe this level of capital expenditures is sufficient to meet operational requirements.

        We completed the following acquisitions during the three years ended January 31, 2008:

  •
  During fiscal 2008, we purchased American Compaction Equipment, Inc, a manufacturer of construction attachments located in San Juan Capistrano, California. The total purchase price was approximately $11.5 million, net of assumed liabilities.

  •
  During fiscal 2007, we purchased PSM, a manufacturer of construction attachments located in Woodinville, Washington. The total purchase price was approximately $40.3 million, net of assumed liabilities.

        We held marketable securities of $23 million at January 31, 2006. We held no marketable securities at January 31, 2008 and 2007. There were no realized or unrealized gains or losses related to our marketable securities.

Financing

        The following are major financing activities during the three years ended January 31, 2008:

  •
  To fund various initiatives including acquisitions and our share repurchase program, we modified our existing credit agreement during the fourth quarter of fiscal 2007. Net borrowings against this line of credit were $104 million and $34 million as of January 31, 2008 and 2007, respectively.

  •
  During fiscal 2007, we initiated programs to repurchase a total of $130 million of common stock and as of January 31, 2008 we had repurchased 2,417,000 shares for $129.1 million.

  •
  We declared dividends of $0.70, $0.61 and $0.54 per share in fiscal 2008, 2007, and 2006, respectively.

  •
  The issuance of common stock related to the exercise of share-based awards generated $3.8 million, $3.4 million and $2.8 million of cash in fiscal 2008, 2007 and 2006, respectively.

FINANCIAL CONDITION AND LIQUIDITY

        Working capital, defined as current assets less current liabilities at January 31, 2008 was $152.0 million as compared to $113.1 million of working capital at January 31, 2007. Our current ratio, defined as current assets divided by current liabilities, at January 31, 2008 was 3.4 to 1 in comparison to 2.6 to 1 at January 31, 2007. Increases in accounts receivable and inventories during fiscal 2008 were the primary reasons for the changes in our working capital and the current ratio.

        Total outstanding debt, including notes payable to banks, at January 31, 2008 was $110.7 million in comparison with $51.1 million at January 31, 2007. The debt increase is a result of funding various initiatives including our common stock repurchase and acquisition of American Compaction Equipment, Inc. Our debt agreements contain covenants relating to net worth and leverage ratios. We are in compliance with debt covenants at January 31, 2008. Borrowing arrangements currently in place with commercial banks provide available lines of credit totaling $150 million. As of January 31, 2008, we had outstanding borrowings of $104.0 million, with an additional $3.6 million committed through the issuance of letters of credit. Average interest rates on notes payable to banks were 4.3% at January 31, 2008 and 4.9% at January 31, 2007.

        We believe our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditure and debt retirement requirements for fiscal 2009.

OTHER MATTERS

Defined Benefit Pension Plans

        We maintain defined benefit pension plans in England and France covering certain employees. We calculate the liability and net periodic pension costs related to our defined benefit plans on an annual basis. The following are highlights of these defined benefit pension plans for fiscal 2008:

  •
  Our projected benefit obligation for defined benefit pension plans was $10.3 million at January 31, 2008 compared to $9.9 million as of January 31, 2007. The increase is a result of changes in mortality assumptions, which was offset by an increase in the discount rate.

  •
  The unfunded pension liability, net of plan assets, was $2.3 million and $2.2 million as of January 31, 2008 and 2007, respectively.

  •
  Our expected cash contribution in fiscal 2009 is $397,000.

Postretirement Health Care Plan

        We maintain a postretirement health care benefit plan in the United States consisting of health care coverage for approximately 170 eligible retirees and qualifying dependents. Another 105 current employees, all over 53 years of age, will be eligible to participate upon retirement. No additional employees will be eligible to participate in the plan. We calculate the liability and net periodic cost related to this health care plan on an annual basis. The following are highlights of the postretirement plan for fiscal 2008:

  •
  The postretirement plan is currently unfunded with an accumulated postretirement benefit obligation of $7.1 million and $7.5 million at January 31, 2008 and 2007, respectively. The decrease is primarily a result of a favorable change to the discount rate and a reduction in the number of participants covered under the plan.

  •
  Due to the continued trend of increasing health care costs, the overall cost of the plan may continue to rise in future years. We will continue to investigate various options to mitigate future cost increases.

  •
  We currently fund this plan on a pay-as-you-go basis. Annual cash contributions represent gross benefit payments less required retiree contributions and the medicare subsidy. Our expected cash contribution in fiscal 2009 is $336,000.

Environmental Matters

        We are engaged in ongoing environmental remediation efforts at our Fairview, Oregon and Springfield, Ohio manufacturing facilities. Current estimates provide for some level of remediation activities in Fairview through 2019 and Springfield through 2013. Costs of certain remediation activities at the Fairview facility are shared with The Boeing Company, with Cascade paying 70% of actual remediation costs. The following are highlights of environmental matters during fiscal 2008:

  •
  During fiscal 2008 we entered into a settlement agreement with Employers Reinsurance Corporation with respect to litigation to recover various expenses incurred in connection with environmental and related proceedings. The recovery from the settlement, recorded during the first quarter of fiscal 2008, was $16.0 million, net of expenses. In connection with the settlement, we released all rights we might have under insurance policies issued by Employers Reinsurance Corporation and certain related entities. This concluded all litigation against our insurance companies with regard to environmental matters.

  •
  The environmental liability is $5.7 million and $6.9 million as of January 31, 2008 and 2007, respectively. The decrease was due to payments during fiscal 2008 for activities at both the Fairview and Springfield sites. No other adjustments to the liability were deemed necessary.

Contractual Obligations and Commitments

        The following summarizes our contractual obligations and commitments as of January 31, 2008:

	Payment due by fiscal year
	Total	2009	2010 - 2011	2012 - 2013	After 2013
	(In thousands)
Notes payable to banks	$2,484	$2,484	$—	$—	$—
Long-term debt	108,232	423	846	104,846	2,117
Estimated interest payments(1)	16,241	4,196	8,294	3,624	127
Operating leases	8,395	3,440	4,077	878	—
Defined benefit pension obligations(2)	10,285	267	547	614	8,857
Postretirement benefit obligation(3)	7,087	336	807	947	4,997

Total	$152,724	$11,146	$14,571	$110,909	$16,098

(1)
Interest payments on the line of credit are calculated using an interest rate of 3.91% and an outstanding debt balance as of January 31, 2008 through the maturity date. Interest payments on the note payable in Japan are calculated using an average interest rate of 2.3% through the maturity date. Interest payments on notes payable to banks are calculated using an average interest rate of 4.3% at January 31, 2008 and assumes paydown of debt as of July 31, 2008.

(2)
Represents committed and current minimum funding requirements for all plans. The total payments due in the future may vary from these estimates based on actual returns on plan assets, changes in assumptions, plan modifications and actuarial gains and losses.

(3)
Payments represent gross benefit payments less required retiree contributions and the medicare subsidy. The total payments due in the future may vary from these estimates based on changes in assumptions, plan modifications and actuarial gains and losses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. We evaluate our estimates and judgments on an on-going basis, including those related to uncollectible receivables, inventories, impairment of goodwill, warranty obligations, environmental liabilities, benefit plans, share-based compensation and deferred taxes. We base our estimates on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies reflect our more significant judgments and estimates in the preparation of our consolidated financial statements.

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

Impairment of Goodwill

        We review goodwill for impairment either annually or when events or changes in circumstances indicate the carrying value of the assets might exceed their current fair values. The review is performed for reporting units including North America, Europe, Australia and our construction attachment business in North America. Certain factors we consider important which could trigger an impairment review at an interim date outside of the annual review, include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or our overall business and significant industry or economic trends. The impairment review is based on a discounted projected cash flow model that uses estimates of future sales, sales growth rates, gross profits, expense and capital expenditure levels, a discount rate and estimated terminal values to determine the fair value of the operating entities should an impairment exist. We use our weighted average cost of capital (WACC) to discount future cash flows for goodwill impairment tests. The WACC is the expected rate of return based on our existing debt and equity capital structure. Changes in these and other factors could result in impairments in the carrying value of goodwill, which would require a writedown to the asset's fair value. If actual results are not consistent with our assumptions and judgments, we could be exposed to a material impairment charge.

        Our goodwill impairment test for Europe assumes future operating results will reflect the benefits of our current efforts to improve our financial performance. If we do not realize these improvements it could result in an impairment of our goodwill in Europe in the future.

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

Benefit Plans

        We make a number of assumptions with regard to both future financial conditions and future actions by plan participants to calculate on an actuarial basis the amount of income or expense and assets and liabilities recognized in association with our defined benefit and postretirement benefit plans. These assumptions include the expected return on plan assets, discount rates, expected increases in compensation levels, health care cost trend rates and expected rates of retirement and life expectancy for plan participants. We review the assumptions on an annual basis and make changes to reflect market conditions and the administration of the plans. While we believe the current assumptions are appropriate in the circumstances, actual results and changes in these assumptions in the future will result in adjustments that could impact the income or expense recognized in future years in relation to these plans.

        The assumed rate of return on plan assets for our defined benefit plans is evaluated on an annual basis. We select the assumed rate of return based on information considering historical returns, our current and target asset allocation and the expected returns by asset class. We believe this assumption is reasonable given the asset composition and long-term historic trends. Our discount rate reflects the rate at which the pension benefits could be effectively settled. We increased our discount rate assumption to determine the January 31, 2008 liability to 5.8% from 5.2% at January 31, 2007 due to the market increases in interest rates during the year. Our most significant defined benefit plan is in England so interest rates on high-quality corporate bonds in that market have more influence on the overall discount rate.

        Our discount rate, used to determine the liability for our postretirement plan, increased to 6.25% at January 31, 2008 from the discount rate of 5.75% at January 31, 2007. We determine our discount rate using a "yield curve expected benefit payment" methodology. This methodology uses individual curve rates to discount each future year's expected plan benefit payments. We select our health care cost trend rates based on recent plan experience and expectations about future increases in plan costs. We assume health care costs in fiscal 2009 will increase by 9% and future increases will decline by 1% per year until 4.5% is reached in 2017. This assumption reflects a change from the prior year in which future costs were estimated to increase by 10% and decline to 4.5% in 2013. The following presents the sensitivity of the key postretirement plan assumptions (in thousands):

Increase
The following presents the sensitivity of a 1% decrease in the discount rate:
Effect on net periodic benefit cost	$142
Effect on postretirement benefit obligation	$838
The following presents the sensitivity of a 1% increase in the health care cost trend:
Effect on net periodic benefit cost	$223
Effect on postretirement benefit obligation	$850

Share-based Compensation

        We account for share-based compensation, for which we receive employee services in exchange for our equity instruments, using a fair value method. Share-based compensation cost is measured at the grant date based on the value of the award and is recognized as a corporate headquarter expense in North America over the service period the award is expected to vest. Determining the fair value share-based awards at the grant date requires judgment, including estimating the expected term of stock awards, the expected volatility of our common stock and expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. We consider many factors when estimating expected forfeitures, including types of awards, award recipient class and historical experience. Significant changes in the assumptions for future awards and actual forfeiture rates could materially impact share-based compensation expense and our results of operations. Subsequent changes in forfeiture rates will be recorded as a cumulative adjustment in the period estimates are revised. See Notes 2 and 13 to the Consolidated Financial Statements (Item 8) for further discussion of our share-based awards and the related accounting treatment.

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

OFF BALANCE SHEET ARRANGEMENTS

        At January 31, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

        SFAS 157—In September 2006, the FASB issued SFAS No. 157 (SFAS 157), "Fair Value Measurements." SFAS 157 provides a common definition of fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. In February 2008, the FASB issued final staff positions that will (1) defer the effective date of this statement for one year for certain nonfinancial assets and nonfinancial liabilities and (2) remove certain leasing transactions from the scope of the statement. We will apply this new accounting standard to all other fair value measurements effective February 1, 2008. We are currently evaluating the impact of the adoption of this standard on our financial statements.

        SFAS 158—In September 2006, the FASB issued SFAS No. 158 (SFAS 158), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company's fiscal year end. Presently, we use a December 31 measurement date for the postretirement benefit plan, which will change to coincide with our January 31 fiscal year-end date. As required by SFAS 158, we adopted the balance sheet recognition provision as of January 31, 2007. The measurement date provision is effective for the fiscal year beginning February 1, 2008. We are currently evaluating the impact of the adoption of the measurement date provision on our financial statements.

        SFAS 159—In February 2007, the FASB issued SFAS No. 159 (SFAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." SFAS 159 allows companies the choice to measure many financial instruments and certain other items at fair value. Application of SFAS 159 is required for our financial statements beginning February 1, 2008. We do not expect the adoption of SFAS 159 to have a material impact on our financial statements.

        SFAS 141(R) & SFAS 160—In December 2007, the FASB issued SFAS No. 141(R) (SFAS 141(R)), "Business Combinations," and SFAS No. 160 (SFAS 160), "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". SFAS 141(R) requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, SFAS 141(R) also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs. Under SFAS 160, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions. SFAS 141(R) and SFAS 160 will become effective for business combinations for which the acquisition date is on or after February 1, 2009. We are currently evaluating the impact of the adoption of these standards on our financial statements.

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

        The table below illustrates the hypothetical increase or decrease in fiscal 2008 net sales of a 10% change in the U.S. dollar against foreign currencies which impact our operations (in millions):

Euro	$13.2
Chinese yuan	4.0
British pound	3.4
Canadian dollar	2.6
Japanese yen	2.4
Other currencies (representing 7% of consolidated net sales)	4.1

        We enter into foreign currency forward exchange contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The principal currencies hedged are denominated in Japanese yen, Canadian dollars, Euros and British pounds. Our foreign currency forward exchange contracts have terms lasting up to six months, but generally less than one month. We do not enter into derivatives or other financial instruments for trading or speculative purposes. See Note 18 to the Consolidated Financial Statements (Item 8).

        A majority of our products are manufactured using steel as a primary raw material and steel based components as purchased parts. As such, our cost of goods sold is sensitive to fluctuations in steel prices, either directly through the purchase of steel as raw material or indirectly through the purchase of steel based components.

        Presuming that the full impact of commodity steel price increases is reflected in all steel and steel based component purchases, we estimate our gross profit percentage would decrease by approximately 0.3% for each 1.0% increase in commodity steel prices. Based on our statement of income for the year ended January 31, 2008, a 1.0% increase in commodity steel prices would have decreased consolidated gross profit by approximately $1.5 million.

        During fiscal 2008, we continued to experience some increases in prices for steel and steel components, which comprise 35-40% of our total product cost. We have continued to move aggressively to offset these increases through a variety of means, including sales price increases, cost reduction activities and alternative sourcing arrangements. In general we were more successful in North America, China and Asia Pacific in realizing the full benefits of these mitigating measures. In Europe the measures have not been as successful, resulting in some erosion of gross profit for certain products. During fiscal 2009 we are expecting some additional material price increases and will continue to implement mitigating measures where needed.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cascade Corporation

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cascade Corporation and its subsidiaries at January 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the appendix appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2, to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006 and the manner in which it accounts for defined benefit pension and other post retirement plans effective January 31, 2007.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Portland, Oregon
April 4, 2008

Cascade Corporation

Consolidated Statements of Income

	Year Ended January 31
	2008	2007	2006
	(In thousands, except per share amounts)
Net sales	$558,073	$478,850	$450,503
Cost of goods sold	386,899	328,870	307,774

Gross profit	171,174	149,980	142,729
Selling and administrative expenses	89,445	80,709	77,007
Loss (gain) on disposition of assets, net	(1,121)	(552)	385
Amortization	3,214	1,472	1,443
Insurance litigation recovery, net	(15,977)	—	—

Operating income	95,613	68,351	63,894
Interest expense	4,094	2,294	2,741
Interest income	(779)	(1,894)	(979)
Other (income) expense, net	1,460	(1,304)	(95)

Income before provision for income taxes	90,838	69,255	62,227
Provision for income taxes	30,691	23,774	20,176

Net income	$60,147	$45,481	$42,051

Basic earnings per share	$5.08	$3.64	$3.40
Diluted earnings per share	$4.88	$3.48	$3.27
Basic weighted average shares outstanding	11,841	12,505	12,354
Diluted weighted average shares outstanding	12,333	13,071	12,850

The accompanying notes are an integral part of the consdolidated financial statements.

Cascade Corporation

Consolidated Balance Sheets

	As of January 31
	2008	2007
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$21,223	$36,593
Accounts receivable, less allowance for doubtful accounts of $1,623 and $1,515	93,117	74,992
Inventories	85,049	58,280
Deferred income taxes	6,213	4,481
Prepaid expenses and other	10,887	8,609

Total current assets	216,489	182,955
Property, plant and equipment, net	98,350	84,151
Goodwill	118,826	99,498
Deferred income taxes	5,948	11,817
Intangible assets, net	20,916	17,026
Other assets	1,971	1,985

Total assets	$462,500	$397,432

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable to banks	$2,484	$4,546
Current portion of long-term debt	423	12,573
Accounts payable	32,727	26,008
Accrued payroll and payroll taxes	10,148	9,391
Other accrued expenses	18,736	17,307

Total current liabilities	64,518	69,825
Long-term debt, net of current portion	107,809	34,000
Accrued environmental expenses	4,314	5,838
Deferred income taxes	5,710	2,798
Employee benefit obligations	8,824	9,719
Other liabilities	3,300	3,616

Total liabilities	194,475	125,796

Commitments and contingencies (Note 11)
Shareholders' equity:
Common stock, $.50 par value, 20,000 authorized shares; 10,840 and 12,070 shares issued and outstanding	5,420	6,035
Retained earnings	226,932	253,307
Accumulated other comprehensive income	35,673	12,294

Total shareholders' equity	268,025	271,636

Total liabilities and shareholders' equity	$462,500	$397,432

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Consolidated Statements of Changes in Shareholders' Equity

(In thousands, except per share amounts)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Unamortized Deferred Compensation	Retained Earnings		Annual Comprehensive Income (Loss)
	Shares	Amount
Balance at January 31, 2005	12,224	$6,112	$20,004	$(4,506)	$188,507	$7,766
Net income	—	—	—	—	42,051	—	$42,051
Dividends ($.54 per share)	—	—	—	—	(6,691)	—	—
Common stock issued	312	156	2,631	—	—	—	—
Tax benefit from exercise of stock options	—	—	1,183	—	—	—	—
Deferred compensation from stock appreciation rights	—	—	(4,734)	4,734	—	—	—
Share-based compensation	—	—	2,506	(228)	—	—	—
Translation adjustment	—	—	—	—	—	592	592
Minimum pension liability adjustment, net of tax effect of $393	—	—	—	—	—	(677)	(677)

Balance at January 31, 2006	12,536	6,268	21,590	—	223,867	7,681	$41,966

Net income	—	—	—	—	45,481	—	$45,481
Dividends ($.61 per share)	—	—	—	—	(7,603)	—	—
Common stock issued	291	145	3,296	—	—	—	—
Tax benefit from exercise of stock options	—	—	1,083	—	—	—	—
Common stock repurchase	(757)	(378)	(30,002)	—	(8,438)	—	—
Share-based compensation	—	—	4,033	—	—	—	—
Translation adjustment	—	—	—	—	—	4,008	4,008
Minimum pension/postretirement liability adjustment, net of tax effect of $360	—	—	—	—	—	605	605

Balance at January 31, 2007	12,070	6,035	—	—	253,307	12,294	$50,094

Net income	—	—	—	—	60,147	—	$60,147
Dividends ($.70 per share)	—	—	—	—	(8,243)	—	—
Common stock issued	430	215	3,628	—	—	—	—
Tax benefit from exercise of stock options	—	—	3,084	—	—	—	—
Common stock repurchase	(1,660)	(830)	(11,163)	—	(78,279)	—	—
Share-based compensation	—	—	4,451	—	—	—	—
Translation adjustment	—	—	—	—	—	22,817	22,817
Minimum pension/postretirement liability adjustment, net of tax effect of ($304)	—	—	—	—	—	562	562

Balance at January 31, 2008	10,840	$5,420	$—	$—	$226,932	$35,673	$83,526

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Consolidated Statements of Cash Flows

	Year Ended January 31
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$60,147	$45,481	$42,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,898	13,753	14,562
Amortization	3,214	1,472	1,443
Share-based compensation	4,451	4,033	2,278
Deferred income taxes	2,560	(1,132)	(2,995)
Loss (gain) on disposition of assets	(1,121)	(552)	385
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(9,843)	(3,878)	2,023
Inventories	(19,514)	2,898	(12,026)
Prepaid expenses and other	1,237	(2,667)	(141)
Accounts payable and accrued expenses	3,671	863	2,378
Current income tax payable and receivable	(3,492)	(3,159)	245
Other assets and liabilities	(1,882)	(3)	222

Net cash provided by operating activities	53,326	57,109	50,425

Cash flows from investing activities:
Capital expenditures	(22,808)	(18,078)	(10,580)
Business acquisitions	(11,529)	(40,255)	—
Proceeds from sale of assets	2,710	1,747	358
Sale of marketable securities	—	36,604	71,549
Purchase of marketable securities	—	(13,600)	(93,050)

Net cash used in investing activities	(31,627)	(33,582)	(31,723)

Cash flows from financing activities:
Payments on long-term debt and capital leases	(112,143)	(38,033)	(12,922)
Proceeds from long-term debt	173,433	58,000	—
Notes payable to banks, net	(3,166)	(2,501)	2,452
Cash dividends paid	(8,243)	(7,603)	(6,691)
Common stock repurchased	(90,240)	(36,540)	—
Common stock issued under share-based compensation plans	3,843	3,441	2,787
Excess tax benefit from exercise of share-based compensation awards	3,084	1,083	1,183

Net cash used in financing activities	(33,432)	(22,153)	(13,191)

Effect of exchange rate changes	(3,637)	(274)	(500)

Change in cash and cash equivalents	(15,370)	1,100	5,011
Cash and cash equivalents at beginning of year	36,593	35,493	30,482

Cash and cash equivalents at end of period	$21,223	$36,593	$35,493

Supplemental disclosure of noncash information:
See Note 12 to Consolidated Financial Statements

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

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

        Our consolidated financial statements include the accounts of Cascade Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash on deposit and highly liquid investments with maturities of three months or less at the date of purchase.

Allowances for Trade Accounts Receivable

        Trade accounts receivable are stated net of allowances for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses on accounts receivable resulting from the inability of our customers to make required payments. Such allowances are based on evaluation of the credit worthiness of our customers, an ongoing review of customer payments against terms, historical trends and economic circumstances.

Inventories

        Inventories are stated at the lower of average cost or market. Cost is computed on a standard basis, which approximates actual cost. We classify inventory into two categories: finished goods and raw materials and components. Finished goods inventory represents inventory that is readily available for sale without further manufacturing and spare parts. Raw materials and components include inventory to be used to build finished goods inventory.

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

Intangible Assets

        Intangible assets represent items such as customer relationships, intellectual property, primarily patents and trade names, and non-compete agreements that are assigned a fair value at the date of

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

acquisition. We amortize finite-lived assets on a straight-line basis over the periods that expected economic benefits will be provided. Useful lives range from six to ten years for customer relationships, four to ten years for intellectual property and one to five years for other intangible assets. At the end of the estimated economic life, the fully-amortized intangible asset cost and corresponding accumulated amortization are eliminated.

Goodwill

        Goodwill represents the excess of the cost of acquired businesses over the fair value of the net identifiable assets acquired. We perform an annual review for impairment for North America, Europe, Australia and our construction attachment business in North America. The tests are performed by determining the fair values using a discounted cash flow model and comparing those fair values to the carrying values, including goodwill. The factors considered in performing this assessment include current and projected future operating results and changes in the intended uses of the assets, as well as the effects of obsolescence, demand, competition, and other industry and economic trends. We have completed our annual review for impairment and determined there has been no impairment of goodwill.

Impairment of Long-Lived Assets

        Long-lived assets, primarily property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the assets and eventual disposition in comparison with the carrying value. Measurement of an impairment loss for long-lived assets we expect to hold and use is based on the fair value of the asset.

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

        During the third quarter of fiscal 2007, we initiated a program to repurchase common stock. As of January 31, 2008 we had repurchased 2,417,000 shares for $129.1 million. The repurchase of shares of common stock is recorded as a reduction in additional paid-in capital until the account balance is zero, then future repurchases are recorded as a reduction in retained earnings.

Minimum Pension/Postretirement Liability Adjustment

        We record a minimum pension/postretirement liability adjustment to the extent that the accumulated benefit obligation exceeds the fair value of plan assets and accrued pension/postretirement liabilities. This adjustment is reflected as a reduction in shareholders' equity, net of income tax benefits.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Share-Based Compensation

        In the second quarter of fiscal 2006, we adopted SFAS No. 123 (revised 2004), "Share-Based Payment" (123R). This standard is a revision of SFAS 123, "Accounting for Stock-Based Compensation" and supersedes APB 25 and FIN 28. SFAS 123R addresses the accounting for share-based compensation in which we receive employee services in exchange for our equity instruments. Under SFAS 123R, we recognized compensation cost for share-based compensation issued to or purchased by employees, net of estimated forfeitures, under share-based compensation plans using a fair value method. We adopted SFAS 123R using the modified prospective method as of May 1, 2005. Accordingly, no prior periods were restated. Under this method, we record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remained outstanding as of the beginning of the period of adoption.

        Prior to May 1, 2005 we accounted for our stock options under Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," which permitted the use of intrinsic value accounting. No stock-based compensation cost was reflected in net income for stock options, as all options granted had an exercise price equal to the market price of the underlying common stock on the date of grant. We had adopted disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure-an Amendment of FASB Statement No. 123."

        We also granted awards under a stock appreciation rights (SARS) plan. Under Financial Interpretation No. (FIN) 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," SARS were accounted for under variable plan accounting. Accordingly, we recorded deferred compensation as a reduction of shareholders' equity, equal to the excess of the market value of our common stock on the balance sheet date or date of exercise over the base price at the date of grant. The deferred compensation was recognized as an expense over the vesting period based on the periods in which the executives and directors performed services.

        The following table illustrates the pro forma effect on net income and earnings per share for fiscal 2006 if we had recorded compensation expense based on the fair value method for all share-based compensation awards (in thousands, except per share amount):

Year Ended January 31
2006
Net income—as reported	$42,051
Add: SARS amortization, net of income taxes of $80 in 2006	(148)

Net income excluding SARS amortization	41,903
Deduct: total stock-based compensation, net of income taxes of $140 in 2006, determined under fair value based method	(297)

Net income applicable to common shareholders—pro forma	$41,606

Basic earnings per share—as reported	$3.40
Basic earnings per share—pro forma	$3.37
Diluted earnings per share—as reported	$3.27
Diluted earnings per share—pro forma	$3.24

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation

        We translate the balance sheets of our foreign subsidiaries using fiscal year-end exchange rates. The cumulative effect on such translations is included in shareholders' equity. The consolidated statements of income and cash flows are translated using the average exchange rates for the period.

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

Foreign Currency Forward Exchange Contracts

        Gains and losses on foreign currency forward exchange contracts, which generally mature in six months or less, are recognized in other income (expense) and measured over the period of the contract by reference to the forward rate for a contract to be consummated on the same future date as the original contract.

Revenue Recognition

        We recognize revenue when the following criteria are met:

        Persuasive evidence of an arrangement exists—Sales arrangements are supported by written or electronic documentation or evidence from a customer.

        Delivery has occurred or services have been rendered—Revenue is recognized when title transfers and risk and rewards of ownership have passed to the customer. This generally occurs upon shipment of our product with "FOB Shipping Point" terms. Shipments with "FOB Destination" terms are recorded as revenue when products are delivered to the customer. Customers are responsible for payment even if the product is not sold to their end customer. Once shipping terms are met we have no continuing obligations or performance criteria requirements.

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

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

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

Research and Development Costs

        Research and development costs are expensed as incurred and are related to developing new products and to improving existing products or processes. These costs primarily include salaries, consulting, supplies, legal costs related to patents and design costs. We incurred research and development costs of $3.8 million, $3.8 million, and $3.3 million for the years ended January 31, 2008, 2007 and 2006, respectively.

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

        Accounts receivable are with a large number of customers, primarily equipment manufacturers and dealers, dispersed across a wide geographic base. No single customer accounts for more than 10% of our consolidated net sales. Our consolidated net sales to all original equipment manufacturers (OEM) are approximately 45% of total net sales. This percentage is consistent with recent years. We perform on-going credit evaluations and do not require collateral. Allowances are maintained for potential credit losses when deemed necessary.

        See Note 18 "Derivative Instruments and Hedging Activities" for discussion of foreign currency forward exchange contracts.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Significant estimates and judgments made by our management include matters such as the collectibility of accounts receivable, obsolete inventory reserves, realizability of deferred income tax

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

assets, realizability of goodwill and long-lived assets, warranty liabilities, share based compensation and benefit plan assumptions and future costs of environmental matters.

Earnings Per Share

        Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if stock options and SARS were exercised or converted into common stock using the treasury stock method.

Recent Accounting Pronouncements

        SFAS 157—In September 2006, the FASB issued SFAS No. 157 (SFAS 157), "Fair Value Measurements." SFAS 157 provides a common definition of fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. In February 2008, the FASB issued final staff positions that will (1) defer the effective date of this statement for one year for certain nonfinancial assets and nonfinancial liabilities and (2) remove certain leasing transactions from the scope of the statement. We will apply this new accounting standard to all other fair value measurements effective February 1, 2008. We are currently evaluating the impact of the adoption of this statement on our financial statements.

        SFAS 158—In September 2006, the FASB issued SFAS No. 158 (SFAS 158), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company's fiscal year end. Presently, we use a December 31 measurement date for the postretirement benefit plan, which will change to coincide with our January 31 fiscal year-end date. As required by SFAS 158, we adopted the balance sheet recognition provision as of January 31, 2007. The measurement date provision is effective for the fiscal year beginning February 1, 2008. We are currently evaluating the impact of the adoption of the measurement date provision on our financial statements.

        SFAS 159—In February 2007, the FASB issued SFAS No. 159 (SFAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." SFAS 159 allows companies the choice to measure many financial instruments and certain other items at fair value. Application of SFAS 159 is required for our financial statements beginning February 1, 2008. We do not expect the adoption of SFAS 159 to have a material impact on our financial statements.

        SFAS 141(R) & SFAS 160—In December 2007, the FASB issued SFAS No. 141(R) (SFAS 141(R)), "Business Combinations," and SFAS No. 160 (SFAS 160), "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". SFAS 141(R) requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, SFAS 141(R) also changes the accounting for acquired in-process research and development assets, contingent

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

consideration, partial acquisitions and transaction costs. Under SFAS 160, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions. SFAS 141(R) and SFAS 160 will become effective for business combinations for which the acquisition date is on or after February 1, 2009. We are currently evaluating the impact of the adoption of these standards on our financial statements.

Note 3—Segment Information

        Our operating units have several economic characteristics and attributes, including similar products, distribution patterns and classes of customers. As a result, we aggregate our operating units into four geographic operating segments related to the manufacturing, distribution and servicing of material handling load engagement products. We evaluate the performance of each of our operating segments based on income before interest, miscellaneous income/expense and income taxes. The accounting policies of the operating segments are the same as those described in the summary of accounting policies.

        Revenues and operating results are classified according to the country of origin. Transfers represent sales between our geographic operating segments. The costs of our corporate office are included in North America. Identifiable assets are attributed to the geographic location in which they are located. Net sales and transfers, operating results and identifiable assets by geographic operating segment were as follows (in thousands):

	Year Ended January 31
	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
2008
Net sales	$286,832	$171,435	$59,776	$40,030		$558,073
Transfers between areas	33,118	1,497	179	17,410	(52,204)	—

Net sales and transfers	$319,950	$172,932	$59,955	$57,440	$(52,204)	$558,073

Gross profit	$109,832	$27,644	$15,063	$18,635		$171,174
Selling and administrative	51,020	26,201	8,297	3,927		89,445
Loss (gain) on disposition of assets, net	(1,135)	—	(34)	48		(1,121)
Amortization	2,482	732	—	—		3,214
Insurance litigation recovery, net	(15,977)	—	—	—		(15,977)

Operating income	$73,442	$711	$6,800	$14,660		$95,613

Total assets	$236,022	$135,171	$43,471	$47,836		$462,500
Property, plant and equipment, net	$35,026	$38,815	$6,745	$17,764		$98,350
Capital expenditures	$7,986	$4,439	$5,302	$5,081		$22,808
Depreciation expense	$7,066	$5,091	$385	$1,356		$13,898

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3—Segment Information (Continued)

	Year Ended January 31
	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
2007
Net sales	$263,312	$137,755	$48,256	$29,527	$—	$478,850
Transfers between areas	25,367	1,468	220	7,853	(34,908)	—

Net sales and transfers	$288,679	$139,223	$48,476	$37,380	$(34,908)	$478,850

Gross profit	$102,810	$22,641	$12,093	$12,436		$149,980
Selling and administrative	46,750	22,921	7,996	3,042		80,709
Loss (gain) on disposition of assets, net	16	(588)	(17)	37		(552)
Amortization	598	851	19	4		1,472

Operating income (loss)	$55,446	$(543)	$4,095	$9,353		$68,351

Total assets	$213,451	$114,660	$31,323	$37,998		$397,432
Property, plant and equipment, net	$34,378	$35,300	$1,642	$12,831		$84,151
Capital expenditures	$6,174	$2,469	$481	$8,954		$18,078
Depreciation expense	$7,899	$4,968	$387	$499		$13,753

	Year Ended January 31
	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
2006
Net sales	$250,576	$132,213	$45,471	$22,243	$—	$450,503
Transfers between areas	22,461	2,616	177	5,652	(30,906)	—

Net sales and transfers	$273,037	$134,829	$45,648	$27,895	$(30,906)	$450,503

Gross profit	$97,869	$23,746	$12,394	$8,720		$142,729
Selling and administrative	45,083	21,799	7,657	2,468		77,007
Loss (gain) on disposition of assets, net	4	441	(65)	5		385
Amortization	151	1,264	—	28		1,443

Operating income	$52,631	$242	$4,802	$6,219		$63,894

Total assets	$196,078	$110,785	$30,751	$23,669		$361,283
Property, plant and equipment, net	$34,302	$35,336	$1,567	$4,169		$75,374
Capital expenditures	$5,923	$3,189	$336	$1,132		$10,580
Depreciation expense	$8,032	$5,752	$412	$366		$14,562

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3—Segment Information (Continued)

        The following table represents sales by place of destination:

	Year Ended January 31
	2008	2007	2006
	(In thousands)
United States	$256,149	$229,438	$215,815
Europe, excluding United Kingdom	128,017	102,329	102,265
China	36,471	27,703	20,414
United Kingdom	32,819	27,955	27,113
Canada	24,941	25,605	26,694
Other countries (less than 5% of total sales individually)	79,676	65,820	58,202

	$558,073	$478,850	$450,503

        The following table represents the value of long-lived assets including property, plant and equipment (net), goodwill, intangible assets (net) and other long-term assets by the country in which they are located:

	Year Ended January 31
	2008	2007	2006
	(In thousands)
United States	$82,308	$70,571	$31,523
Canada	80,475	69,131	72,589
China	17,766	12,834	4,176
The Netherlands	17,730	16,286	16,468
Italy	11,930	10,981	11,311
Germany	8,935	8,859	9,143
Other countries (less than 5% of total long-lived assets individually)	20,919	13,998	13,104

	$240,063	$202,660	$158,314

Note 4—Inventories

	January 31
	2008	2007
	(In thousands)
Finished goods	$35,303	$24,609
Raw materials and components	49,746	33,671

	$85,049	$58,280

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 5—Property, Plant and Equipment

	January 31
	2008	2007
	(In thousands)
Land	$8,862	$6,069
Buildings	54,889	48,201
Machinery and equipment	188,124	164,481

	251,875	218,751
Accumulated depreciation	(153,525)	(134,600)

	$98,350	$84,151

Note 6—Goodwill

        During Fiscal 2008, goodwill increased $12.2 million due to fluctuations in foreign currencies. The remaining increase relates to acquisitions. We have no goodwill in China. The following table provides a breakdown of goodwill by geographic region:

	January 31
	2008	2007
	(In thousands)
North America	$103,965	$85,903
Europe	11,893	10,598
Asia Pacific	2,968	2,997

	$118,826	$99,498

Note 7—Intangible Assets

	January 31
	2008	2007
	(In thousands)
Customer relationships	$19,014	$13,390
Intellectual property	5,100	4,617
Other	503	1,938

	24,617	19,945
Accumulated amortization	(3,701)	(2,919)

	$20,916	$17,026

        During fiscal 2008, intangible assets increased $7.3 million due to acquisitions, which included a $600,000 indefinite-lived asset for a trademark.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 7—Intangible Assets (Continued)

        The following table represents future amortization expense as of January 31, 2008 (in thousands):

Year ended January 31
2009	$2,649
2010	2,575
2011	2,310
2012	2,278
2013	2,132
Thereafter	8,372

$20,316

Note 8—Warranty Obligations

        Our warranty obligations, which are recorded in other accrued expenses on the consolidated balance sheet, are as follows:

	January 31
	2008	2007
	(In thousands)
Beginning obligation	$1,755	$1,665
Accruals for warranties issued during the period	2,663	2,583
Accruals for pre-existing warranties	—	(12)
Settlements during the year	(2,518)	(2,481)

Ending obligation	$1,900	$1,755

Note 9—Debt

	January 31
	2008	2007
	(In thousands)
$150 million revolving line of credit with available principal decreasing $1.25 million quarterly beginning April 1, 2008; variable interest rate payable of 3.91% and 6.05% at January 31, 2008 and 2007, respectively; principal payable in fiscal 2012	$104,000	$34,000
Note payable, interest at 1.35% at January 31, 2008 adjusting to 2.39% at July 31, 2008; principal payable monthly through fiscal 2018	4,232	—
Senior notes, interest at 6.92%	—	12,500
Other debt	—	73

	108,232	46,573
Less current portion	(423)	(12,573)

Long-term debt	$107,809	$34,000

        Borrowing arrangements currently in place with commercial banks provide available lines of credit totaling $150 million, of which $3.6 million were being used at January 31, 2008 through the issuance of

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9—Debt (Continued)

letters of credit. Amounts under the lines of credit bear interest at LIBOR plus a margin between 0.75% and 1.25%, based on certain Company financial ratios. As of January 31, 2008, the interest rate was LIBOR plus a margin of 0.75% and commitment fees on unused amounts are 0.225%. This line of credit contains covenants relating to net worth and leverage ratios. We were in compliance with these covenants at January 31, 2008.

        During fiscal 2009 we initiated a note payable in Japan for $4.2 million for the purchase of a new sales/distribution facility. This land and building is used as collateral against the note.

        Future maturities of long-term debt are as follows (in thousands):

Year ended January 31
2009	$423
2010	423
2011	423
2012	104,423
2013	423
Thereafter	2,117

$108,232

        Borrowings under notes payable to banks, which includes bank overdrafts and short-term lines of credit, were $2.5 million and $4.5 million at January 31, 2008 and 2007, respectively. The average interest rate on these notes was 4.3% and 4.9% at January 31, 2008 and 2007, respectively.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 10—Income Taxes

	Year Ended January 31
	2008	2007	2006
	(In thousands)
Provision (benefit) for income taxes consisted of:
Current:
Federal	$14,225	$11,056	$12,397
State	1,861	1,582	1,459
Foreign	12,070	12,268	9,789

	28,156	24,906	23,645

Deferred:
Federal	2,433	(593)	(1,160)
State	(4)	(91)	13
Foreign	106	(448)	(2,322)

	2,535	(1,132)	(3,469)

Total provision for income taxes	$30,691	$23,774	$20,176

Income before provision for income taxes was as follows:
United States	$52,462	$36,443	$36,139
Foreign	38,376	32,812	26,088

	$90,838	$69,255	$62,227

Reconciliation of the federal statutory rate to the effective tax rate is as follows:
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.3	1.3	1.5
Tax on foreign earnings	(3.4)	0.5	(1.1)
Net change in valuation allowance	1.9	(2.0)	(1.6)
U.S. export sales	—	(0.3)	(0.7)
International financing	(0.2)	(0.5)	(0.9)
Stock options	0.1	0.5	0.6
U.S. Manufacturing deduction	(0.5)	(0.2)	(0.4)
Other	(0.4)	—	—

Effective income tax rate	33.8%	34.3%	32.4%

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 10—Income Taxes (Continued)

        The components of deferred income tax assets and liabilities recorded on the consolidated balance sheet are as follows (in thousands):

  Deferred Taxes—

	January 31
	2008	2007
Deferred tax assets:
Accruals	$3,997	$3,555
Environmental	2,109	2,556
Employee benefits	6,501	6,230
Foreign tax credits	3,269	6,270
Foreign net operating losses	12,704	9,867
Foreign capital losses	—	1,041
Other	1,917	1,033

	30,497	30,552
Less: Valuation allowance	(11,672)	(8,752)

	18,825	21,800

Deferred tax liabilities:
Depreciation	(4,238)	(4,596)
Cumulative translation adjustment	(3,808)	(1,865)
Other	(4,328)	(1,839)

	(12,374)	(8,300)

Total net deferred tax asset	$6,451	$13,500

        The net deferred tax asset is presented in our consolidated balance sheets as follows (in thousands):

	January 31
	2008	2007
Deferred income taxes—current asset	$6,213	$4,481
Deferred income taxes—long-term asset	5,948	11,817
Deferred income taxes—long-term liability	(5,710)	(2,798)

	$6,451	$13,500

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

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 10—Income Taxes (Continued)

        We recorded a valuation allowance for the year ended January 31, 2008 and January 31, 2007 of approximately $11.7 million and $8.8 million, respectively. The valuation allowance increased $2.9 million during the year ended January 31, 2008. The net change primarily relates to the realizability of current year foreign net operating losses. Management determined that for certain foreign jurisdictions, it was more likely than not, we would not realize the deferred tax asset resulting from current net operating losses and an additional valuation allowance of $1.7 million was recorded against these losses. The remaining $1.2 million increase in the valuation allowance is due to changes in foreign currencies.

        During the year ended January 31, 2007, the valuation allowance decreased $851,000. The net change primarily relates to the realizability of foreign tax credits, net of current year foreign net operating losses. During the fourth quarter of fiscal 2007, management determined that it was more likely than not we would realize certain foreign tax credits and a valuation allowance of $2.1 million against those credits was no longer necessary. Management determined that for certain foreign jurisdictions, it was more likely than not, we would not realize current foreign net operating loss and an additional valuation allowance of $1.6 million was recorded against these losses. The valuation allowance for net operating losses in The Netherlands was also reduced by $837,000 due to a reduction in the statutory rate. This change coincided with a reduction in the related deferred tax asset and had no effect on the provision for income taxes for fiscal 2007.

        As of January 31, 2008, we have foreign net operating loss carryforwards in Europe and Australia of approximately $46.8 million. These foreign net operating loss carryforwards are available to offset future taxable income. Net operating loss carry forwards in The Netherlands totaling $28.8 million expire beginning in 2012 through 2017. The remaining net operating loss carryforwards have no future expiration dates.

        A deferred tax asset of $3.3 million at January 31, 2008 has been recognized for U.S. foreign tax credits attributed to repatriated foreign earnings. Realization of this deferred tax asset is dependent on generating sufficient foreign-sourced U.S. taxable income over a ten year period ending in fiscal 2017.

        Deferred taxes have not been provided on the excess book basis in the shares of certain foreign subsidiaries in the amount of $9.6 million at January 31, 2008 because these basis differences are not expected to reverse in the foreseeable future. These basis differences could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiaries, as well as various other events.

        Effective February 1, 2007, we adopted the provisions of FASB Interpretation No. 48 ("FIN 48") which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 10—Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits balance at February 1, 2007	$325
Gross increases for tax positions related to the current year	13
Gross increases for tax positions of prior years	66
Gross decreases for tax positions of prior years	(170)

Unrecognized tax benefits balance at January 31, 2008	$234

        We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 31, 2008, we had approximately $83,000 of accrued interest and penalties related to uncertain tax positions.

        We are subject to taxation primarily in the U.S., Canada, China and various European countries, as well as other various state and foreign jurisdictions. The Internal Revenue Service is currently reviewing our U.S. income tax return for fiscal years 2004 - 2007. As of January 31, 2008, we remain subject to examination in various state and foreign jurisdictions for the 1997-2006 tax years.

Note 11—Commitments and Contingencies

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

        Our specific environmental matters consist of the following:

Fairview, Oregon

        In 1996, the Oregon Department of Environmental Quality issued two Records of Decision impacting our Fairview, Oregon manufacturing facility. The records of decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted at or near the facility since 1996 and current estimates provide for some level of activity to continue through 2019. Costs of certain remediation activities at

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 11—Commitments and Contingencies (Continued)

the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. The recorded liability for the ongoing remediation activities at our Fairview facility was $4.8 million and $5.9 million at January 31, 2008 and 2007, respectively.

Springfield, Ohio

        In 1994, we entered into a consent order with the Ohio Environmental Protection Agency, which required the installation of remediation systems for the cleanup of groundwater contamination at our Springfield, Ohio facility. The current estimate is that the remediation activities will continue through 2013. The recorded liability for ongoing remediation activities in Springfield was $900,000 and $1.0 million at January 31, 2008 and 2007, respectively.

        Presented below is a roll forward of our environmental liabilities and expenses for the three years ended January 31, 2008 (in thousands):

	Fairview	Springfield	Other	Total
Balance at January 31, 2005	$7,461	$1,086	$146	$8,693
Accrued	(259)	259	—	—
Cash payments	(541)	(207)	(10)	(758)

Balance at January 31, 2006	$6,661	$1,138	$136	$7,935
Accrued	—	—	(136)	(136)
Cash payments	(786)	(151)	—	(937)

Balance at January 31, 2007	$5,875	$987	$—	$6,862
Accrued	(75)	75	—	—
Cash payments	(952)	(173)	—	(1,125)

Balance at January 31, 2008	$4,848	$889	$—	$5,737

Lease Commitments

        We lease certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended January 31, 2008, 2007, and 2006 totaled $3.4 million, $2.5 million and $2.4 million, respectively. Future minimum rental commitments under these leases as of January 31, 2008 are as follows (in thousands):

2009	$3,440
2010	2,498
2011	1,579
2012	757
2013	121

$8,395

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 11—Commitments and Contingencies (Continued)

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

Insurance Litigation

        On April 9, 2007, we entered into a settlement agreement with Employers Reinsurance Corporation with respect to litigation to recover various expenses incurred in connection with environmental and related proceedings. The recovery from the settlement, recorded during the first quarter of fiscal 2008, was $16.0 million, net of expenses. In connection with the settlement, we released all rights we might have under insurance policies issued by Employers Reinsurance Corporation and certain related entities. This concluded all litigation against our insurance companies with regard to environmental matters.

Note 12—Supplemental Cash Flow Information

	Year Ended January 31
	2008	2007	2006
	(In thousands)
Cash paid during period for:
Interest	$3,970	$2,403	$2,858
Income taxes	$27,786	$25,776	$22,079
Business acquisitions:
Accounts receivable and other assets	$935	$2,845	$—
Inventories	818	2,389	—
Property, plant and equipment	296	2,179	—
Goodwill	6,423	22,025	—
Intangible asset—customer relationships	5,400	11,800	—
Intangible asset—intellectual property and other	1,900	4,300	—
Accounts payable and other liabilities assumed	(708)	(1,677)	—
Notes payable assumed	(931)	(3,606)	—
Deferred income tax	(2,604)	—	—

Net cash paid for acquisitions	$11,529	$40,255	$—

Supplemental disclosure of noncash information:
Minimum pension liability adjustment, net of tax	$(562)	$(605)	$677
Deferred compensation from stock appreciation rights	$—	$—	$(4,734)
Liability for common stock repurchase	$2,310	$2,278	$—

Note 13—Share-Based Compensation Plans

        We have granted three types of share-based awards, stock appreciation rights (SARS), restricted stock and stock options under our share-based compensation plans to officers, key managers and

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 13—Share-Based Compensation Plans (Continued)

directors. The grant prices are established by our Board of Directors' Compensation Committee at the time the awards are granted. We issue new common shares upon the exercise of all awards.

        SARS provide the holder the right to receive an amount, payable in our common shares, equal to the excess of the market value of our common shares on the date of exercise ("intrinsic value") over the base price at the time the right was granted. The base price may not be less than the market price of our common shares on the date of grant. All SARS vest ratably over a four year period and have a term of ten years.

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

        The amended SARS plan provides for the issuance of a maximum of 750,000 shares of common stock upon the exercise of SARS or issuance of restricted stock. As of January 31, 2008, a total of 223,000 shares of common stock have been issued under the SARS plan, which includes 42,000 shares of restricted stock with a grant date fair market value of $73.73 per share.

        Stock options provide the holder the right to receive our common shares at an established price. We have reserved 1,400,000 shares of common stock under our stock option plan. As of January 31, 2008, a total of 1,083,000 shares have been issued upon the exercise of stock options. No additional stock options can be granted under the terms of the plan. All outstanding stock options vest ratably over a four year period and have a term of ten years.

        We calculate share-based compensation cost using the Black-Scholes option pricing model. The range of assumptions used to compute share-based compensation is as follows:

	Year Ended January 31
	2008	2007	2006
Risk-free interest rate	5.1%	5.0%	4.1%
Expected volatility	41%	41%	40%
Expected dividend yield	1.0%	1.6%	1.1%
Expected life (in years)	7	6	6
Weighted average fair value at date of grant	$33.31	$15.24	$17.86

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

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 13—Share-Based Compensation Plans (Continued)

        A summary of award grants under the plans at January 31, 2008, 2007, and 2006, excluding restricted stock, together with changes during the periods then ended are presented in the following table (in thousands, except per share amounts):

	Stock Options		Stock Appreciation Rights
	Outstanding Awards	Weighted Average Exercise Price Per Share	Outstanding Awards	Weighted Average Exercise Price Per Share
Balance at January 31, 2005	1,185	$13.96	448	$21.15
Granted	—	—	612	35.60
Exercised	(325)	13.64	(41)	21.15
Forfeited	(19)	13.22	—	—

Balance at January 31, 2006	841	14.10	1,019	29.83
Granted	—	—	255	37.05
Exercised	(246)	14.47	(126)	28.65
Forfeited	(25)	17.76	(117)	31.57

Balance at January 31, 2007	570	13.79	1,031	31.56
Granted	—	—	66	73.73
Exercised	(276)	14.02	(195)	30.60
Forfeited	(8)	20.14	(87)	35.00

Balance at January 31, 2008	286	$13.39	815	$34.84

        A summary of award activity under the Plans as of January 31, 2008, is presented below:

	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractural Life
	(In thousands)		(In thousands)
Outstanding at January 31, 2008	1,101	$29.34	$25,958	7

Outstanding at January 31, 2008 and expected to vest	457	$37.98	$7,498	8

Exercisable at January 31, 2008	561	$21.19	$17,072	6

        Aggregate intrinsic value excludes 64,000 SARs with an exercise price in excess of the market value of our common stock as of January 31, 2008.

        The total intrinsic value of options exercised during the years ended January 31, 2008, 2007and 2006 was $15.4 million, $8.4 million and $10.3 million, respectively. The total intrinsic value of SARS exercised during the years ended January 31, 2008, 2007 and 2006 was $8.7 million, $2.2 million, and $1.0 million, respectively.

        The tax benefit recognized from share-based awards exercised during the years ended January 31, 2008, 2007, and 2006 was $3.1 million, $1.1 million, and $582,000, respectively.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 13—Share-Based Compensation Plans (Continued)

        A summary of the status of the Plans' nonvested awards as of January 31, 2008 is presented below (in thousands, except per share amounts):

	Stock Options		Stock Appreciation Rights
	Nonvested Awards	Weighted Average Grant-Date Fair Value Per Award	Nonvested Awards	Weighted Average Grant-Date Fair Value Per Award
Nonvested at January 31, 2005	526	$5.00	448	$7.45
Granted	—	—	612	16.18
Vested	(227)	4.69	(112)	7.45
Forfeited	—	—	—	—

Nonvested at January 31, 2006	299	5.23	948	13.09
Granted	—	—	255	15.24
Vested	(159)	4.91	(265)	12.49
Forfeited	(25)	5.86	(115)	13.65

Nonvested at January 31, 2007	115	5.53	823	13.87
Granted	—		66	33.31
Vested	(89)	4.99	(280)	13.00
Forfeited	(7)	6.98	(88)	15.04

Nonvested at January 31, 2008	19	$7.45	521	$16.60

        As of January 31, 2008, there was $8.9 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans. That cost is expected to be recognized over a weighted average period of 2.3 years. The following table represents as of January 31, 2008 the share-based compensation costs to be recognized in future periods (in thousands) for awards granted to date:

Fiscal Year	Amount
2009	$4,529
2010	3,037
2011	1,154
2012	198

$8,918

Note 14—Employee Benefit Plans

        We sponsor various defined benefit pension and postretirement benefit plans. The following table presents the changes in benefit obligations, changes in plan assets and funded status of these plans. Benefit obligation balances presented in the table reflect the projected benefit obligation (PBO) for our defined benefit pension plans and accumulated postretirement benefit obligations (APBO) for the postretirement benefit plan. Both the PBO and APBO include the estimated present value of future benefits that will be paid to plan participants, based on expected future salary growth and employee

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 14—Employee Benefit Plans (Continued)

services rendered through the measurement date. We use a measurement date of January 31 for all defined benefit pension plans and December 31 for the postretirement plan.

	Year Ended January 31			Year ended January 31
	Defined Benefit			Postretirement Benefit
	2008	2007	2006	2008	2007	2006
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$9,899	$10,713	$9,138	$7,513	$8,490	$8,082
Service cost	34	59	199	121	137	127
Interest cost	524	480	465	421	456	433
Participant contributions	—	—	62	324	325	323
Plan amendments	—	—	(48)	—	—	(613)
Benefits paid	(313)	(1,114)	(239)	(505)	(544)	(756)
Actuarial (gain) or loss	(116)	(1,300)	1,558	(787)	(1,351)	894
Settlements	83	84	—	—	—	—
Exchange rate changes	174	977	(422)	—	—	—

Benefit obligation at end of year	10,285	9,899	10,713	7,087	7,513	8,490

Change in plan assets
Fair value of plan assets at beginning of year	7,693	7,195	6,627	—	—	—
Actual return on plan assets	(26)	407	855	—	—	—
Employer contributions	496	498	167	181	219	433
Participant contributions	—	—	62	324	325	323
Benefits paid	(313)	(1,114)	(229)	(505)	(544)	(756)
Settlements	—	—	—	—	—	—
Exchange rate changes	92	707	(287)	—	—	—

Fair value of plan assets at end of year	7,942	7,693	7,195	—	—	—

Reconciliation of funded status
Funded status	(2,343)	(2,206)	(3,518)	(7,087)	(7,513)	(8,490)
Unrecognized actuarial loss	N/A	N/A	3,360	N/A	N/A	3,509
Unrecognized prior service cost	N/A	N/A	—	N/A	N/A	(745)

Net amount recognized at year-end	$(2,343)	$(2,206)	$(158)	$(7,087)	$(7,513)	$(5,726)

Amounts recognized in the balance sheet consist of:
Current liability	$(270)	$—	$—	$(336)	$—	$—
Non-current liability	(2,073)	(2,206)	—	(6,751)	(7,513)	—
Prepaid benefit cost	—	—	112	—	—	—
Accrued benefit cost	—	—	(3,752)	—	—	(5,726)
Accumulated other comprehensive income	—	—	3,482	—	—	—

Net amount recognized at year-end	$(2,343)	$(2,206)	$(158)	$(7,087)	$(7,513)	$(5,726)

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 14—Employee Benefit Plans (Continued)

Amounts recognized in accumulated other comprehensive income (pre-tax) consist of:
Net actuarial loss (gain)	$2,124	$2,087	$—	$735	$1,715	$—
Prior service cost (credit)	—	—	—	(591)	(668)	—

Total	$2,124	$2,087	$—	$144	$1,047	$—

Components of net periodic benefit cost
Service cost	$34	$59	$199	$121	$136	$127
Interest cost	524	480	464	421	456	433
Expected return on plan assets	(516)	(458)	(446)	—	—	—
Settlement loss	82	140	—	—	—	—
Recognized net actuarial loss	102	144	121	116	366	346

Net periodic benefit cost	$226	$365	$338	$658	$958	$906

Weighted-average assumptions
Discount rate for benefit obligation	5.8%	5.2%	4.7%	6.3%	5.8%	5.5%
Discount rate for net periodic benefit cost	5.2%	4.7%	5.3%	5.8%	5.5%	5.5%
Expected long-term rate of return on plan assets	6.5%	6.5%	6.5%	—	—	—
Varying rates of increase in compensation levels based on age	3.3%	3.0%	3.0%	—	—	—

        The table below reflects the estimated pension benefits and postretirement gross benefit payments to be paid and medicare subsidy payments and retiree contributions to be received over the next ten years (in thousands):

		Postretirement Benefit
	Defined Benefit Pension Payments	Gross Benefit Payments	Medicare Subsidy	Retiree Contributions	Net Benefit Payments
2009	$267	$803	$77	$390	$336
2010	263	916	85	458	373
2011	284	1,024	92	498	434
2012	308	1,125	103	567	455
2013	306	1,242	113	637	492
2014 - 2018	1,629	7,612	704	3,907	3,001

Our expected contribution in fiscal 2009 to the defined benefit pension plans is $397,000.

        The amount in accumulated other comprehensive income expected to be recognized as components of net periodic benefit costs in fiscal 2009 include an actuarial loss of $104,000 for our defined benefit plans and an actuarial loss of $5,000 and a prior service credit of $77,000 for our postretirement plan.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 14—Employee Benefit Plans (Continued)

Defined Benefit Pension Plans

        We sponsor defined benefit pension plans covering certain employees in France and England. Benefits under the defined benefit pension plans are based on years of service and average earnings over a specified period of time. The net periodic cost of our defined benefit pension plans is determined using the projected unit credit method. Several actuarial assumptions are used to determine the defined benefit pension obligations and net periodic pension cost, the most significant of which are the discount rate, the long-term rate of asset return and changes in compensation levels. Our funding policy for defined benefit pension plans is to generally make annual contributions based on actuarially determined funding requirements.

        We determine the discount rate for the defined benefit pension plans each year as of the measurement date, based on a review of interest rates associated with long-term high quality corporate bonds in the geographic region where the plan is maintained.

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

        Our principal objective is to ensure that plan assets are sufficient to enable all future pension liabilities to be paid when due. Plan assets are allocated with a goal to achieve diversification between and within various asset classes to meet long-term objectives of return, while mitigating against downside risks and considering expected cash flows. The asset allocations for the pension assets at January 31, 2008 and 2007 are as follows:

	Percentage of Plan Assets At January 31
Asset Category			Target allocation
	2008	2007
Equity	52%	53%	52%
Debt	40%	40%	40%
Real estate	4%	3%	4%
Cash	4%	4%	4%

        Equity includes domestic and international equity securities, such as common, preferred or other capital stock, as well as mutual funds. Debt includes domestic and international debt securities, such as U.S. and other foreign government securities, corporate bonds and commercial paper.

        The accumulated benefit obligation is the actuarial present value of benefits attributed to employee services rendered to date, excluding assumptions about future compensation levels. The accumulated benefit obligation for all defined benefit pension plans was $10.1 million at January 31, 2008 and $9.8 million at January 31, 2007. The net underfunded pension liability was $2.3 million and $2.2 million as of January 31, 2008 and 2007, respectively. The increase in the liability in fiscal 2008 is primarily the result of changes in mortality assumptions, which was offset by an increase in the discount rate.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 14—Employee Benefit Plans (Continued)

        During fiscal 2006, we modified certain provisions of our plan in England. These provisions eliminated the accrual of future benefits under the plan after November 1, 2005 and committed us to make contributions to the plan of approximately $400,000 annually over a five year period. As of January 31, 2008 we have three contributions remaining at this level through fiscal 2011.

        During fiscal 2007, we terminated our defined benefit pension plan in Canada through the purchase of annuities and a lump sum distribution. We have no further obligation under this plan.

Postretirement Benefit Plan

        We also provide a postretirement benefit plan, consisting of health care coverage to eligible retirees and qualifying dependents in the United States. Benefits under this postretirement benefit plan are generally based on age at retirement and years of service. The net periodic cost of the postretirement plan is determined using the projected unit credit method. Other significant actuarial assumptions include the discount rate, health care cost trend rates (rate of growth for medical costs) and rates of retirement and life expectancy of plan participants. We determine our discount rate using a "yield curve expected benefit payment" methodology based on interest rates associated with long-term high quality corporate bonds. This methodology uses individual curve rates to discount each future years' expected plan benefit payments. We are accruing the estimated future costs of providing postretirement benefits to eligible active employees during the active service period. Our postretirement plan is not funded and we have no current plans to provide funding other than annual contributions, which represent the benefits paid for the year.

        Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement benefit plan. The assumed health care cost trend rates used in measuring the APBO were as follows at January 31:

	January 31
	2008	2007
Health care cost trend rate assumed next year	9%	10%
Ultimate trend rate	4.5%	4.5%
Year ultimate trend rate is reached	2017	2013

        The following presents the effect of a 1% change in health care cost trend rates at January 31, 2007 (in thousands):

	1% Increase	1% Decrease
Change in health care cost trend rate:
Effect on service and interest costs	$70	$(60)
Effect on postretirement benefit obligation	850	(723)

        The fiscal 2009 postretirement benefit costs will be based on a 6.25% discount rate.

Defined Contribution Retirement Plans

        We sponsor a number of defined contribution retirement plans. We match employee contributions in varying degrees and also make contributions to certain plans based on a percentage of employee

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 14—Employee Benefit Plans (Continued)

wages. Our expense under these plans was $5.4 million, $4.8 million and $4.0 million, for the years ended January 31, 2008, 2007 and 2006, respectively.

Note 15—Earnings Per Share

        The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended January 31
	2008	2007	2006
Basic earnings per share:
Net income	$60,147	$45,481	$42,051

Weighted average shares of common stock outstanding	11,841	12,505	12,354

	$5.08	$3.64	$3.40
Diluted earnings per share:
Net income	$60,147	$45,481	$42,051

Weighted average shares of common stock outstanding	11,841	12,505	12,354
Dilutive effect of stock awards	492	566	496

Diluted weighted average shares of common stock outstanding	12,333	13,071	12,850

	$4.88	$3.48	$3.27

        Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and stock appreciation rights and the amount of unvested restricted stock. Unexercised SARS totaling 66,000 and 381,000 awards were excluded from the fiscal 2008 and 2007 calculations of diluted earnings per share because they were antidilutive. The remaining SARs and all stock options and restricted stock were included in our calculation of incremental shares because they are dilutive.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 16—Accumulated Other Comprehensive Income (Loss)

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
		(In thousands)
Balance at January 31, 2005	$10,075	$(2,309)	$7,766
Translation adjustment	592	—	592
Minimum pension liability adjustment, net of tax effect of $393	—	(677)	(677)

Balance at January 31, 2006	10,667	(2,986)	7,681
Translation adjustment	4,008	—	4,008
Minimum pension/postretirement liability adjustment, net of tax effect of $360	—	605	605

Balance at January 31, 2007	14,675	(2,381)	12,294
Translation adjustment	22,817	—	22,817
Minimum pension/post retirement liability adjustment, net of tax effect of ($304)	—	562	562

Balance at January 31, 2008	$37,492	$(1,819)	$35,673

Note 17—Fair Value of Financial Assets and Liabilities

        The fair value of our financial instruments represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount of our cash and cash equivalents, trade receivables and payables and notes payable to banks approximates fair value due to the short maturity of these instruments. The carrying value of long-term debt approximates fair market value due to the variable interest rate on the debt.

Note 18—Derivative Instruments and Hedging Activities

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

        We purchase foreign currency forward exchange contracts with contract terms lasting up to six months, but generally less than one month, to protect against the adverse effects that exchange rate fluctuations may have on foreign currency denominated receivables and payables. These derivatives do not qualify for hedge accounting, in accordance with SFAS No. 133 "Accounting for Derivative

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 18—Derivative Instruments and Hedging Activities (Continued)

Instruments and Hedging Activities." The gains and losses on both the derivatives and the foreign currency denominated receivables and payables are recorded as transaction adjustments in current earnings thereby minimizing the effect on current earnings of exchange-rate fluctuations. During the years ended January 31, 2008 and 2006, a net foreign currency loss of $1.5 million and $120,000, respectively was included in other income and expense on the statements of income. During the year ended January 31, 2007 a net foreign currency gain of $1.1 million was included in other income and expense on the statement of income.

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

        At January 31, 2008 and 2007, we had approximately $71.4 million and $44.3 million, respectively, nominal value of contracts in place to buy or sell foreign currency. The fair value of these contracts is not materially different than the nominal value. The difference between the nominal and fair value is recorded in the consolidated financial statements as an unrealized foreign currency gain or loss. The principal currencies hedged are denominated in Canadian dollars, Euros, British pounds and Japanese yen.

Note 19—Acquisitions

        We completed the following acquisitions during the three years ended January 31, 2008:

  •
  During fiscal 2008, we purchased American Compaction Equipment, Inc., a manufacturer of construction attachments located in San Juan Capistrano, California. The total purchase price was approximately $11.5 million, net of assumed liabilities.

  •
  During fiscal 2007, we purchased PSM, a manufacturer of construction attachments located in Woodinville, Washington. The total purchase price was approximately $40.3 million, net of assumed liabilities.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 20—Supplementary Quarterly Financial Information (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share amounts)
Year ended January 31, 2008
Net sales	$135,500	$143,183	$143,143	$136,247
Gross profit	$43,229	$45,286	$44,041	$38,618
Operating income	$37,311	$23,525	$20,627	$14,150
Net income	$23,796	$15,144	$12,420	$8,787
Net income per share:
Basic	$1.99	$1.27	$1.04	$0.76
Diluted	$1.90	$1.21	$1.00	$0.74
Year ended January 31, 2007
Net sales	$117,774	$119,376	$122,809	$118,891
Gross profit	$36,689	$38,353	$39,453	$35,485
Operating income	$17,197	$18,106	$19,210	$13,838
Net income	$11,034	$11,923	$12,283	$10,241
Net income per share:
Basic	$0.88	$0.95	$0.97	$0.83
Diluted	$0.84	$0.91	$0.94	$0.80

Schedule II

Cascade Corporation

Valuation and Qualifying Accounts
(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Foreign Currency Impact/Acquisitions	Balance at End of Period
Years ended January 31:
2008
Allowance for doubtful accounts receivable	$1,515	$45	$(123)	$186	$1,623
Valuation allowances-deferred tax assets	$8,752	$1,798	$(49)	$1,171	$11,672
Obsolete inventory reserve	$2,280	$497	$(1,182)	$180	$1,775
2007
Allowance for doubtful accounts receivable	$1,415	$254	$(225)	$71	$1,515
Valuation allowances-deferred tax assets	$9,603	$653	$(2,070)	$566	$8,752
Obsolete inventory reserve	$1,592	$588	$(329)	$429	$2,280
2006
Allowance for doubtful accounts receivable	$2,182	$137	$(847)	$(57)	$1,415
Valuation allowances-deferred tax assets	$11,437	$1,609	$(3,117)	$(326)	$9,603
Obsolete inventory reserve	$2,051	$411	$(813)	$(57)	$1,592

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework". Based on our evaluation, our management concluded that, as of January 31, 2008, our internal control over financial reporting was effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of January 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control Over Financial Reporting

        There has been no change in the internal control over financial reporting that occurred during the three months ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

        The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, on June 14, 2007 our Chief Financial Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange's corporate governance listing standards.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding our directors is set forth under the heading "Proposal 1: Election of Directors" in the Company's Proxy Statement for its 2008 Annual Meeting to be filed within 120 days after our fiscal year end of January 31, 2008, ("Proxy Statement") and is incorporated into this report by reference. Information regarding our executive officers is set forth in Part I of this report under "Officers of the Registrant."

Audit Committee

        We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Mr. Duane C. McDougall (Chair), Dr. Nicholas R. Lardy, Mr. James S. Osterman, Dr. Nancy A. Wilgenbusch, Peter D. Nickerson and Mr. Henry W. Wessinger II, each of whom is independent as independence for Audit Committee members is defined under New York Stock Exchange listing standards applicable to us.

Audit Committee Financial Expert

        Our Board of Directors has determined that Duane C. McDougall, Chair of the Audit Committee, is an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K of the Exchange Act and is independent as independence for Audit Committee members is defined under New York Stock Exchange listing standards applicable to us.

Code of Ethics

        We have adopted a code of ethics and business responsibilities ("Code") for directors, officers (including the CEO, CFO, principal accounting officer, and persons performing similar functions) and employees, which is Exhibit 14 of this report. A copy of the Code is available on our website at www.cascorp.com/investor. Shareholders may also request a free copy of the Code from:

  Cascade Corporation
  Attention: Secretary
  Post Office Box 20187
  Portland, Oregon 97294-0187
  503-669-6300

        We will post on our website any required amendments to or waivers granted under the Code pursuant to Securities and Exchange Commission or New York Stock Exchange disclosure rules.

Item 11.    Executive Compensation

        Information regarding compensation of our named executive officers, directors and certain matters regarding the Compensation Committee of our Board of Directors is set forth under the headings "Executive Compensation," "Corporate Governance and Other Board Matters—Director Compensation" and "Compensation Committee Interlocks and Insider Participation," in the Proxy Statement and is incorporated into this report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters

        Information concerning the security ownership of certain beneficial owners, directors, and executive officers of Cascade is set forth under the heading "Voting Securities-Stock Ownership Of

Certain Beneficial Owners And Management" in the Proxy Statement and is incorporated into this report by reference.

        Information regarding our equity compensation plans is set forth under the heading "Equity Compensation Plan Information" in the Proxy Statement and is incorporated into this report by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        Information concerning certain relationships and related transactions is included under "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated into this report by reference. Information concerning the independence of our directors is set forth under the heading "Corporate Governance and Other Board Matters—Board Independence" in the Proxy Statement and is incorporated into this report by reference.

Item 14.    Principal Accounting Fees and Services

        Information concerning fees paid to our principal accountants is set forth under the heading "Fees Paid to Independent Registered Public Accounting Firm" in the Proxy Statement and is incorporated into this report by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)   Index to Financial Statements

        The individual financial statements of the registrant and its subsidiaries have been omitted since Cascade is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together exceed 5% of the total consolidated assets at January 31, 2008, except indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the year of its origination.

3.
Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, filed as Exhibit 4.1 to the Registration Statement on Form S-8 (Registration No. 333-111860) filed with the Commission on January 12, 2004.(1)
3.2	Bylaws, as amended April 6, 2007 filed as Exhibit 3.2 to Form 10-K filed with the Commission on April 16, 2007.(1)
10.1	Severance Agreement dated May 25, 2000, with Richard S. Anderson, filed as Exhibit 3 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)
10.2	Severance Agreement dated May 25, 2000, with Robert C. Warren, Jr., filed as Exhibit 1 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)
10.3	Agreement dated January 25, 2008, regarding retirement of Gregory S. Anderson.(2)
10.4
1999 Amendment and Restatement of the Cascade Corporation 1995 Senior Managers' Incentive Stock Option Plan filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-103581) filed with the Commission on March 4, 2003.(1)(2)
10.5
Form of Stock Option Agreement for 1999 Amendment and Restatement of the Cascade Corporation 1995 Senior Managers' Incentive Stock Option Plan filed as Exhibit 10.5 to Form 10-K filed with the Commission on April 18, 2005.(1)(2)
10.6	Cascade Corporation Stock Appreciation Rights and Restricted Stock Plan, filed as Exhibit 10.1 to Form 10-Q filed with the Commission on September 10, 2007.(1)(2)
10.7	Form of Stock Appreciation Rights Agreement for Cascade Corporation Stock Appreciation Rights Plan filed as Exhibit 10.7 to Form 10-K filed with the Commission on April 18, 2005.(1)(2)

10.8
Form of Restricted Stock Agreement (Employee) for Cascade Corporation Stock appreciation Rights and Restricted Stock Plan filed as Exhibit 10.2 to Form 10-Q filed with the Commission on September 10, 2007.(1)(2)
10.9
Form of Restricted Stock Agreement (Director) for Cascade Corporation Stock Appreciation Rights and Restricted Stock Plan filed as Exhibit 10.3 to Form 10-Q filed with the Commission on September 10, 2007.(1)(2)
10.10	Summary of Non-Employee Director and Named Executive Officer Compensation Arrangements.(2)
10.11
Loan Agreement dated February 28, 2003, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.1 to Form 8-K filed with the Commission on December 18, 2006.(1)
10.12
Amendment to Credit Agreement dated June 29, 2005, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.2 to Form 8-K filed with the Commission on December 18, 2006.(1)
10.13
Second Amendment to Credit Agreement dated February 24, 2006, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.3 to Form 8-K filed with the Commission on December 18, 2006.(1)
10.14
Third Amendment to Loan Agreement dated December 12, 2006, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.4 to Form 8-K filed with the Commission on December 18, 2006.(1)
10.15
Asset Purchase Agreement dated December 14, 2006, among Pacific Services & Manufacturing, Inc., Walter Pisco, PSM LLC, and Cascade Corporation, filed as Exhibit 2.1 to Form 8-K filed with the Commission on December 20, 2006.(1)
10.16	Fourth Amendment to Loan Agreement dated October 3, 2007 among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent.
10.17	Fifth Amendment to Loan Agreement dated December 21, 2007 among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A. and Bank of America, N.A. as agent.
14	Code of Ethics and Business Responsibilities for Directors, Officers, and Employees.
21	Subsidiaries of the registrant.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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

/s/ ROBERT C. WARREN, JR. Robert C. Warren, Jr.	President and Chief Executive Officer, and Director (Principal Executive Officer)	April 7, 2008 Date
/s/ RICHARD S. ANDERSON Richard S. Anderson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 7, 2008 Date
/s/ JAMES S. OSTERMAN James S. Osterman	Director	April 7, 2008 Date
/s/ NICHOLAS R. LARDY Nicholas R. Lardy	Director	April 7, 2008 Date
/s/ DUANE C. MCDOUGALL Duane C. McDougall	Director	April 7, 2008 Date
/s/ PETER D. NICKERSON Peter D. Nickerson	Director	April 7, 2008 Date
/s/ HENRY W. WESSINGER II Henry W. Wessinger II	Director	April 7, 2008 Date
/s/ NANCY A. WILGENBUSCH Nancy A. Wilgenbusch	Director	April 7, 2008 Date

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, filed as Exhibit 4.1 to the Registration Statement on Form S-8 (Registration No. 333-111860) filed with the Commission on January 12, 2004.(1)
3.2	Bylaws, as amended April 6, 2007 filed as Exhibit 3.2 to Form 10-K filed with the Commission on April 16, 2007.(1)
10.1	Severance Agreement dated May 25, 2000, with Richard S. Anderson, filed as Exhibit 3 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)
10.2	Severance Agreement dated May 25, 2000, with Robert C. Warren, Jr., filed as Exhibit 1 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)
10.3	Agreement dated January 25, 2008, regarding retirement of Gregory S. Anderson.(2)
10.4
1999 Amendment and Restatement of the Cascade Corporation 1995 Senior Managers' Incentive Stock Option Plan filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-103581) filed with the Commission on March 4, 2003.(1)(2)
10.5
Form of Stock Option Agreement for 1999 Amendment and Restatement of the Cascade Corporation 1995 Senior Managers' Incentive Stock Option Plan filed as Exhibit 10.5 to Form 10-K filed with the Commission on April 18, 2005.(1)(2)
10.6	Cascade Corporation Stock Appreciation Rights and Restricted Stock Plan, filed as Exhibit 10.1 to Form 10-Q filed with the Commission on September 10, 2007.(1)(2)
10.7	Form of Stock Appreciation Rights Agreement for Cascade Corporation Stock Appreciation Rights Plan filed as Exhibit 10.7 to Form 10-K filed with the Commission on April 18, 2005.(1)(2)
10.8
Form of Restricted Stock Agreement (Employee) for Cascade Corporation Stock appreciation Rights and Restricted Stock Plan filed as Exhibit 10.2 to Form 10-Q filed with the Commission on September 10, 2007.(1)(2)
10.9
Form of Restricted Stock Agreement (Director) for Cascade Corporation Stock Appreciation Rights and Restricted Stock Plan filed as Exhibit 10.3 to Form 10-Q filed with the Commission on September 10, 2007.(1)(2)
10.10	Summary of Non-Employee Director and Named Executive Officer Compensation Arrangements.(2)
10.11
Loan Agreement dated February 28, 2003, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.1 to Form 8-K filed with the Commission on December 18, 2006.(1)
10.12
Amendment to Credit Agreement dated June 29, 2005, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.2 to Form 8-K filed with the Commission on December 18, 2006.(1)
10.13
Second Amendment to Credit Agreement dated February 24, 2006, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.3 to Form 8-K filed with the Commission on December 18, 2006.(1)

10.14
Third Amendment to Loan Agreement dated December 12, 2006, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.4 to Form 8-K filed with the Commission on December 18, 2006.(1)
10.15
Asset Purchase Agreement dated December 14, 2006, among Pacific Services & Manufacturing, Inc., Walter Pisco, PSM LLC, and Cascade Corporation, filed as Exhibit 2.1 to Form 8-K filed with the Commission on December 20, 2006.(1)
10.16	Fourth Amendment to Loan Agreement dated October 3, 2007 among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent.
10.17	Fifth Amendment to Loan Agreement dated December 21, 2007 among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A. and Bank of America, N.A. as agent.
14	Code of Ethics and Business Responsibilities for Directors, Officers, and Employees.
21	Subsidiaries of the registrant.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)
Incorporated by reference.

(2)
Indicates management contract or compensatory plan or arrangement.

QuickLinks

TABLE OF CONTENTS
Forward-looking Statements
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
RECENT TRENDS AND DEVELOPMENTS AFFECTING OUR RESULTS
COMPARISON OF FISCAL 2008 AND FISCAL 2007
COMPARISON OF FISCAL 2007 AND FISCAL 2006
CASH FLOWS
FINANCIAL CONDITION AND LIQUIDITY
OTHER MATTERS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
OFF BALANCE SHEET ARRANGEMENTS
RECENT ACCOUNTING PRONOUNCEMENTS
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
Cascade Corporation Consolidated Statements of Income
Cascade Corporation Consolidated Balance Sheets
Cascade Corporation Consolidated Statements of Changes in Shareholders' Equity (In thousands, except per share amounts)
Cascade Corporation Consolidated Statements of Cash Flows
Cascade Corporation Notes to Consolidated Financial Statements
Schedule II Cascade Corporation Valuation and Qualifying Accounts (In thousands)
  Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters
  Item 13. Certain Relationships and Related Transactions and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX