Form 10-Q
period 2008-04-30
CASCADE CORP
filed 2008-06-06
CIK 18061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of May 20, 2008 was 10,826,064.

CASCADE CORPORATION

FORM 10-Q

Quarter Ended April 30, 2008

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

•                  Effectiveness of our capital expenditures and cost reduction initiatives;

•                  Foreign currency fluctuations;

•                  Levels of construction;

•                  Environmental matters;

•                  Assumptions relating to pension and other postretirement costs;

•                  Fluctuations in interest rates;

•                  Impact of acquisitions.

We undertake no obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.  See “Risk Factors” (Item 1A) for additional information on risk factors with the potential to impact our business.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited — in thousands, except per share amounts)

	Three Months Ended
	April 30
	2008	2007
Net sales	$149,867	$135,500
Cost of goods sold	107,519	92,271
Gross profit	42,348	43,229

Selling and administrative expenses	23,806	21,132
Loss (gain) on disposition of assets, net	115	(35)
Amortization	675	798
Insurance litigation recovery, net	—	(15,977)

Operating income	17,752	37,311
Interest expense	1,131	995
Interest income	(107)	(157)
Other expense, net	121	78

Income before provision for income taxes	16,607	36,395
Provision for income taxes	5,749	12,599

Net income	$10,858	$23,796

Basic earnings per share	$1.01	$1.99
Diluted earnings per share	$0.98	$1.90

Basic weighted average shares outstanding	10,782	11,966
Diluted weighted average shares outstanding	11,098	12,545

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except per share amounts)

	April 30	January 31
	2008	2008

ASSETS
Current assets:
Cash and cash equivalents	$23,879	$21,223
Accounts receivable, less allowance for doubtful accounts of $1,636 and $1,623	101,208	93,117
Inventories	90,445	85,049
Deferred income taxes	5,549	6,213
Prepaid expenses and other	8,720	10,887
Total current assets	229,801	216,489
Property, plant and equipment, net	100,809	98,350
Goodwill	119,097	118,826
Deferred income taxes	6,594	5,948
Intangible assets, net	20,277	20,916
Other assets	1,963	1,971
Total assets	$478,541	$462,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$6,001	$2,484
Current portion of long-term debt	433	423
Accounts payable	38,218	32,727
Accrued payroll and payroll taxes	11,061	10,148
Other accrued expenses	18,262	18,736
Total current liabilities	73,975	64,518
Long-term debt, net of current portion	101,786	107,809
Accrued environmental expenses	4,072	4,314
Deferred income taxes	5,622	5,710
Employee benefit obligations	8,576	8,824
Other liabilities	4,195	3,300
Total liabilities	198,226	194,475

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.50 par value, 20,000 authorized shares; 10,826 and 10,840 shares issued and outstanding	5,413	5,420
Additional paid-in capital	474	—
Retained earnings	235,841	226,932
Accumulated other comprehensive income	38,587	35,673
Total shareholders’ equity	280,315	268,025
Total liabilities and shareholders’ equity	$478,541	$462,500

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited — in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total	Year-To-Date
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Income (Loss)
Balance at January 31, 2008	10,840	$5,420	$—	$226,932	$35,673	$268,025

Net income	—	—	—	10,858	—	10,858	$10,858
Dividends ($0.18 per share)	—	—	—	(1,949)	—	(1,949)	—
Common stock issued	4	2	60	—	—	62	—
Common stock repurchased	(18)	(9)	(901)	—	—	(910)	—
Share-based compensation	—	—	1,315	—	—	1,315	—
Translation adjustment	—	—	—	—	2,914	2,914	2,914

Balance at April 30, 2008	10,826	$5,413	$474	$235,841	$38,587	$280,315	$13,772

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Three Months Ended
	April
	2008	2007
Cash flows from operating activities:
Net income	$10,858	$23,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,600	3,479
Amortization	675	798
Share-based compensation	1,315	984
Deferred income taxes	30	355
Loss (gain) on disposition of assets, net	115	(35)
Changes in operating assets and liabilities:
Accounts receivable	(6,017)	(12,713)
Inventories	(3,215)	(3,174)
Prepaid expenses and other	(2)	1,066
Accounts payable and accrued expenses	4,751	2,582
Income taxes payable and receivable	3,029	6,787
Other assets and liabilities	346	(858)
Net cash provided by operating activities	15,485	23,067

Cash flows from investing activities:
Capital expenditures	(3,903)	(5,249)
Proceeds from disposition of assets	34	176
Net cash used in investing activities	(3,869)	(5,073)

Cash flows from financing activities:
Payments on long-term debt	(16,608)	(31,073)
Proceeds from long-term debt	10,500	37,000
Notes payable to banks, net	3,485	(2,413)
Common stock repurchased	(3,220)	(24,496)
Common stock issued under share-based compensation plans	62	1,404
Excess tax benefit from exercise of share-based compensation awards	—	686
Net cash used in financing activities	(5,781)	(18,892)

Effect of exchange rate changes	(3,179)	(1,053)

Change in cash and cash equivalents	2,656	(1,951)
Cash and cash equivalents at beginning of period	21,223	36,593
Cash and cash equivalents at end of period	$23,879	$34,642

Supplemental disclosure of cash flow information:
See Note 9 to the consolidated financial statements

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Description of Business

Cascade Corporation is an international company engaged in the manufacture of materials handling products that are widely used on industrial fork lift trucks and, to a lesser extent, construction, mining and agricultural vehicles. Accordingly, our sales are largely dependent on sales of lift trucks and replacement parts. Our sales are made throughout the world. We are headquartered in Fairview, Oregon, employing approximately 2,500 people and maintaining operations in 15 countries outside the United States.

Note 2—Interim Financial Information

The accompanying consolidated financial statements for the interim periods ended April 30, 2008 and 2007 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

Note 3—Segment Information

Our operating units have several economic characteristics and attributes, including similar products, distribution patterns and classes of customers.  As a result, we aggregate our operating units into four geographic operating segments related to the manufacturing, distribution and servicing of material handling load engagement products.  We evaluate the performance of each of our operating segments based on operating income, which consists of income before interest, miscellaneous income/expense and income taxes.  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies contained in Note 2 of our consolidated financial statements included in our Form 10-K for the fiscal year ended January 31, 2008.

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

	Three Months Ended April 30
2008	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Net sales	$69,320	$49,336	$19,180	$12,031	$—	$149,867
Transfers between areas	7,719	581	83	6,150	(14,533)	—
Net sales and transfers	$77,039	$49,917	$19,263	$18,181	$(14,533)	$149,867
Gross profit	$24,251	$7,392	$5,114	$5,591		$42,348
Selling and administrative	12,749	7,631	2,339	1,087		23,806
Loss (gain) on disposition of assets, net	120	(1)	(3)	(1)		115
Amortization	597	78	—	—		675
Operating income (loss)	$10,785	$(316)	$2,778	$4,505		$17,752
Total assets	$237,152	$142,429	$48,522	$50,438		$478,541
Property, plant and equipment, net	$34,714	$40,410	$6,940	$18,745		$100,809
Capital expenditures	$1,546	$1,252	$198	$907		$3,903
Depreciation expense	$1,693	$1,348	$131	$428		$3,600

	Three Months Ended April 30
2007	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Net sales	$71,382	$41,604	$13,795	$8,719	$—	$135,500
Transfers between areas	8,309	324	70	2,669	(11,372)	—
Net sales and transfers	$79,691	$41,928	$13,865	$11,388	$(11,372)	$135,500
Gross profit	$28,156	$7,605	$3,597	$3,871		$43,229
Selling and administrative	12,319	6,113	1,903	797		21,132
Loss (gain) on disposition of assets, net	(74)	8	—	31		(35)
Amortization	588	205	—	5		798
Insurance litigation recovery, net	(15,977)	—	—	—		(15,977)
Operating income	$31,300	$1,279	$1,694	$3,038		$37,311
Total assets	$222,123	$122,363	$35,158	$41,047		$420,691
Property, plant and equipment, net	$33,187	$36,373	$1,794	$15,369		$86,723
Capital expenditures	$1,554	$818	$187	$2,690		$5,249
Depreciation expense	$1,910	$1,225	$99	$245		$3,479

Note 4—Inventories

Inventories stated at the lower of average cost or market are presented below by major class (in thousands).

	April 30	January 31
	2008	2008
Finished goods	$31,673	$31,618
Raw materials and components	58,772	53,431
	$90,445	$85,049

Note 5—Goodwill

During the three months ended April 30, 2008, goodwill increased due to fluctuations in foreign currencies.  We have no goodwill recorded in China. The following table provides a breakdown of goodwill by geographic region (in thousands):

	April 30	January 31
	2008	2008
North America	$103,726	$103,965
Europe	12,414	11,893
Asia Pacific	2,957	2,968
	$119,097	$118,826

Note 6—Share-Based Compensation Plans

We have granted three types of share-based awards, stock appreciation rights (SARS), restricted stock and stock options under our share-based compensation plans to officers, key managers and directors.  The grant prices are established by our Board of Directors’ Compensation Committee based on the end of day market price of our common stock on the grant date.  We issue new common shares upon the exercise of all awards.

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

The amended SARS plan provides for the issuance of a maximum of 750,000 shares of common stock upon the exercise of SARS or issuance of restricted stock.  As of April 30, 2008, a total of 223,000 shares of common stock have been issued under the SARS plan, which includes 42,000 shares of restricted stock with a grant date fair market value of $73.73 per share.

Stock options provide the holder the right to receive our common shares at an established price.  We have reserved 1,400,000 shares of common stock under our stock option plan. As of April 30, 2008, a total of 1,087,000 shares have been issued upon the exercise of stock options.  No additional stock options can be granted under the terms of the plan.  All outstanding stock options vest ratably over a four year period and have a term of ten years.

A summary of the plans’ status at April 30, 2008 together with changes during the three months then ended are presented in the following tables (in thousands, except per share amounts):

	Stock Options		Stock Appreciation Rights
		Weighted Average		Weighted Average
	Outstanding	Exercise Price	Outstanding	Exercise Price
	Awards	Per Share	Awards	Per Share

Balance at January 31, 2008	286	$13.39	815	$34.84
Granted	—	—	—	—
Exercised	(4)	16.56	—	—
Forfeited	—	—	—	—

Balance at April 30, 2008	282	$13.35	815	$34.84

We calculate share-based compensation cost for stock options and SARS using the Black-Scholes option pricing model.  We calculate share-based compensation cost for restricted stock by multiplying the fair market value of our common shares on the grant date by the number of restricted shares expected to vest.  Share-based compensation is expensed ratably over the applicable vesting period.  Additional information regarding the assumptions used to calculate fair value of our share-based compensation plans is presented in Note 2 to our consolidated financial statements included in our Form 10-K for the year ended January 31, 2008.

As of April 30, 2008, there was $7.6 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the plans, which is expected to be recognized over a weighted average period of 2.1 years. The following table represents as of April 30, 2008 the share-based compensation costs to be recognized in future periods (in thousands) for awards granted to date:

Fiscal Year	Amount
2009*	3,302
2010	3,017
2011	1,119
2012	198
$7,636

*Represents last nine months of fiscal 2009.

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

Our specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision affecting our Fairview, Oregon manufacturing facility. The Records of Decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted since 1996 and current estimates provide for some level of activity to continue through 2019. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. The recorded liability for ongoing remediation activities at our Fairview facility was $4.6 million and $4.8 million at April 30, 2008 and January 31, 2008, respectively.

Springfield, Ohio

In 1994, we entered into a consent order with the Ohio Environmental Protection Agency, which required the installation of remediation systems for the cleanup of groundwater contamination at our Springfield, Ohio facility. The current estimate is that the remediation activities will continue through 2013. The recorded liability for ongoing remediation activities in Springfield was $855,000 at April 30, 2008 and $900,000 at January 31, 2008.

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

Note 8—Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended April 30
	2008	2007
Basic earnings per share:
Net income	$10,858	$23,796
Weighted average shares of common stock outstanding	10,782	11,966
	$1.01	$1.99

Diluted earnings per share:
Net income	$10,858	$23,796
Weighted average shares of common stock outstanding	10,782	11,966
Dilutive effect of stock awards	316	579
Diluted weighted average shares of common stock outstanding	11,098	12,545
	$0.98	$1.90

Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and stock appreciation rights and the amount of unvested restricted stock.  Unexercised SARS totaling 64,000 awards and unvested restricted stock totaling 4,070 shares were excluded from the fiscal 2009 calculation of diluted earnings per share because they were antidilutive.  The remaining SARS and restricted stock and all stock options were included in our calculation of incremental shares because they are dilutive.

Note 9—Supplemental Cash Flow Information

The following table presents information that supplements the consolidated statements of cash flow (in thousands):

	For the Three Months Ended April 30
	2008	2007
Cash paid during the period for:
Interest	$1,097	$775
Income taxes	$3,097	$4,716

Supplemental disclosure of noncash information:
Dividends declared	$1,949	$1,886

Note 10—Benefit Plans

The following table represents the net periodic cost related to our defined benefit plans in England and France and our postretirement health benefit plan in the United States (in thousands):

	Defined Benefit		Postretirement Benefit
	Three Months Ended April		Three Months Ended April
	2008	2007	2008	2007
Net periodic benefit cost:
Service cost	$6	$14	$26	$30
Interest cost	147	129	108	105
Expected return on plan assets	(131)	(125)	—	—
Recognized prior service cost	—	—	(19)	(19)
Recognized net actuarial loss	23	22	1	48
	$45	$40	$116	$164

Note 11—Recent Accounting Pronouncements

SFAS 157 - In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 provides a common definition of fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  In February 2008, the FASB issued final Staff Positions that will (1) defer the effective date of this statement for one year for certain nonfinancial assets and nonfinancial liabilities and (2) remove certain leasing transactions from the scope of the statement.  We applied SFAS 157 to all other fair value measurements effective February 1, 2008.  The adoption of SFAS 157 did not have a material impact on our financial statements.

FSP 157-2 - In February 2008, the FASB issued FASB Staff Position on Statement 157, “Effective Date of FASB Statement No. 157” (FSP 157-2).  FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008.  Our significant nonfinancial assets and liabilities that could be impacted by this deferral include assets and liabilities initially measured at fair value in a business combination and goodwill tested annually for impairment.  FSP 157-2 will become effective for the fiscal year beginning February 1, 2009.  We are currently evaluating the impact of the adoption of FSP 157-2 on our financial statements.

SFAS 158 - In September 2006, the FASB issued SFAS No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost.  In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. Presently, we use a December 31 measurement date for the postretirement benefit plan, which will change to coincide with our January 31 fiscal year-end date.  As required by SFAS 158, we adopted the balance sheet recognition provision as of January 31, 2007 and the measurement date provision effective February 1, 2008.  The adoption of the measurement date provision did not have a material impact on our financial statements.

SFAS 159 - In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS 159 allows companies the choice to measure many financial instruments and certain other items at fair value. Application of SFAS 159 was required for our financial statements beginning February 1, 2008.  We did not elect to measure any financial instruments or any other items at fair value as permitted by SFAS 159.  Therefore, the adoption of SFAS 159 did not have a material impact on our financial statements.

SFAS 141(R) & SFAS 160 – In December 2007, the FASB issued SFAS No. 141(R) (SFAS 141(R)), “Business Combinations,” and SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 141(R) requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, SFAS 141(R) also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs.  Under SFAS 160, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions.  SFAS 141(R) and SFAS 160 will become effective for business combinations for which the acquisition date is on or after February 1, 2009.  We are currently evaluating the impact of the adoption of these standards on our financial statements.

SFAS 161 – In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS 161 expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format.  SFAS 161 also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments.   SFAS 161 will become effective for fiscal years beginning after November 15, 2008.  We will adopt this new accounting standard on February 1, 2009.  We are currently evaluating the impact of the adoption of this standard on our financial statements.

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

	2008	2007
Balance at January 31	$1,900	$1,755
Accruals for warranties issued during the period	438	645
Settlements during the period	(568)	(589)
Balance at April 30	$1,770	$1,811

Note 13—Accumulated Other Comprehensive Income

The following table presents the changes in and the components of accumulated other comprehensive income (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
Balance at January 31, 2008	$37,492	$(1,819)	$35,673
Translation adjustment	2,914	—	2,914
Balance at April 30, 2008	$40,406	$(1,819)	$38,587

Note 14—Income Taxes

As of April 30, 2008 our liability for uncertain tax positions under FASB Interpretation No. 48 (FIN 48) was $1.1 million.  There were no material changes in unrecognized tax benefits during the current period.  The reserve for unrecognized tax benefits as of April 30, 2008 included an accrual for interest and penalties of $122,000.

We are subject to taxation primarily in the U.S., Canada and China, as well as various state and other foreign jurisdictions.  The Internal Revenue Service (IRS) is currently reviewing our U.S. income tax returns for fiscal years 2004 - 2007. The IRS has proposed an adjustment of $5 million related to interest deductions reported on tax returns for the 2004 and 2005 tax years.  These adjustments would result in an additional federal and state tax liability of approximately $1.8 million.  We are in the process of appealing the issue with the IRS and have determined that we will more-likely-than-not prevail on the issue.  No amount has been recorded in our financial statements as of April 30, 2008 related to this matter.  As of April 30, 2008, we remain subject to examination in various state and foreign jurisdictions for the 1997-2006 tax years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our businesses globally manufacture and distribute material handling load engagement products primarily for the lift truck industry and to a lesser extent the construction industry.  We operate in four geographic segments:  North America, Europe, Asia Pacific and China.  All references to fiscal periods are defined as the period ended April 30, 2007 (fiscal 2008) and the period ended April 30, 2008 (fiscal 2009).

RECENT TRENDS AND DEVELOPMENTS AFFECTING OUR RESULTS

European Business

Our European business continues to provide both the biggest opportunity for improvement and the biggest challenge facing our company.  Europe’s lift truck industry continued to be strong during the first quarter of fiscal 2009 with shipments increasing 16%.  We captured some of this growth with a 5% increase in sales, excluding currency changes.  However, our sales growth and profitability continue to fall short of our expectations.  Below is an update on previously reported trends and activities impacting our European business:

•                  We are continuing with an operational review of our entire European business, which includes among other things a rationalization of production capacity.  We had previously announced steps we were taking to reduce our workforce in Almere, The Netherlands and to transfer the production of certain products to Verona, Italy.  This plan was formally announced in May 2008 and we expect to incur severance and other costs of approximately $600,000 in the second quarter of fiscal 2009.  These costs are in addition to costs of $375,000 incurred in the first quarter.  We anticipate incurring additional costs through the remainder of fiscal 2009 related to operational and reorganization changes now under development.

•                  In fiscal 2008 we commenced operation of a facility in Xiamen, China to begin manufacturing fork products to supply OEM customers and secondary markets.  While we have been importing Chinese-made products into Europe over the last six months, the distribution of these products has been limited, pending product approval from key European OEMs.  We are currently working to obtain additional OEM approvals.

•                  We are aggressively working to lower our material costs through global sourcing from both internal and external suppliers and particularly from our own factories in North America.

•                  While the strategies related to available production capacity, product sourcing and pricing are important steps in improving our European business results, the key component in our reorganization is the transition of our European factories to our North American operating model and the full implementation of “Lean Principles” throughout the organization.  We have begun this transformation.

We believe we will see gradual improvements over time as a result of the reorganization that is in process.  Improving operational performance in Europe, the world’s largest lift truck market, remains our top priority.

Material Cost Increases

We continue to feel the pressures of increasing material costs globally.  The following are some of the activities and initiatives underway to mitigate the cost increases:

•                  We continue our efforts to lower our material costs by sourcing from alternative suppliers or purchasing larger volumes ahead of scheduled price increases.  In the short-term, these strategies will result in maintaining or adding to inventory levels at certain locations.  Over the long-term we expect inventory levels to decrease as material costs stabilize.

•                  We are working to create efficiencies by improving our internal processes in manufacturing and administration which we believe will ultimately result in lower operation costs.

•                  We implemented sales price increases in all markets globally in the first quarter of fiscal 2009 and we anticipate additional sales price increases or surcharges will be necessary during the remainder of the year.

COMPARISON OF FIRST QUARTER OF FISCAL 2009 AND FISCAL 2008

Executive Summary

	Three Months Ended April 30
	2008	2007	Change	Change %
	(In thousands except per share amounts)

Net sales	$149,867	$135,500	$14,367	11%
Operating income	$17,752	$37,311	$(19,559)	(52)%
Net income	$10,858	$23,796	$(12,938)	(54)%

During fiscal 2008 we settled an insurance litigation matter which accounted for a $16 million increase to operating income and a $10 million after tax increase to net income.  We believe the exclusion of the insurance litigation recovery provides a more appropriate comparison with the current year results:

	Three Months Ended April 30
	2008	2007	Change	Change %
	(In thousands except per share amounts)
Net of insurance litigation recovery:
Operating income	$17,752	$21,334	$(3,582)	(17)%
Net income	$10,858	$13,770	$(2,912)	(21)%
Diluted earnings per share	$0.98	$1.10	$(0.12)	(11)%

The calculation of operating income, net income and diluted earnings per share, excluding the insurance recovery, is as follows (in thousands, except per share amounts):

Three months ended
April 30, 2007

Operating income as reported	$37,311
Less: insurance litigation recovery	(15,977)
Adjusted operating income, excluding insurance litigation recovery	$21,334

Net income as reported	$23,796
Less: insurance litigation recovery, net of income taxes of $5,951	(10,026)
Adjusted net income, excluding insurance litigation recovery	$13,770

Diluted weighted average shares outstanding	12,545

Diluted earnings per share, excluding insurance litigation recovery	$1.10

The following are financial highlights for the first quarter of fiscal 2009:

•                  During the current year we posted higher levels of consolidated net sales primarily as a result of the strength of lift truck markets in China, Asia Pacific and Europe.  Excluding the impact of foreign currency and an acquisition, net sales increased 4% during fiscal 2009.  Global lift truck shipments increased 15% compared to the first quarter of the prior year.

•                  Our consolidated gross profit percentage decreased to 28% in fiscal 2009 from 32% in fiscal 2008 primarily as a result of significant material price increases experienced in all geographic segments.

North America

	Three Months Ended April 30
	2008	%	2007	%	Change	Change %
	(In thousands)
Net sales	$69,320	90%	$71,382	90%	$(2,062)	(3)%
Transfers between areas	7,719	10%	8,309	10%	(590)	(7)%
Net sales and transfers	77,039	100%	79,691	100%	(2,652)	(3)%

Cost of goods sold	52,788	69%	51,535	65%	1,253	2%
Gross profit	24,251	31%	28,156	35%	(3,905)	(14)%

Selling and administrative	12,749	16%	12,319	15%	430	3%
Loss (gain) on disposition of assets, net	120	—	(74)	—	194	—
Amortization	597	1%	588	1%	9	—
Insurance litigation recovery, net	—	—	(15,977)	(20)%	15,977	—
Operating income	$10,785	14%	$31,300	39%	$(20,515)	(66)%

The following are financial highlights for North America for the first quarter of fiscal 2009:

•                  Excluding net sales from a prior year acquisition and the impact of currency changes, net sales decreased 5%.  Lower sales in fiscal 2009 are primarily the result of the general downturn in the United States economy, which is reflected in both the lift truck and construction markets.  We were able to partially offset the effect of lower sales volumes with sales price increases.  First quarter North America lift truck industry shipments from 2008 to 2009 decreased 6%.  We have found that lift truck industry statistics provide an indication of the direction of our business activity.  However, changes in our net sales do not correspond directly to the percentage changes in lift truck industry shipments, because certain industry sectors of the economy use our products more than others.

•                  Our gross profit percentage decreased 4% during fiscal 2009, due to higher material costs, changes in product mix, lower sales volumes and other cost increases.

•                  Selling and administrative costs increased during the current year due to an acquisition (1%) and currency changes (2%).

•                  During the first quarter of fiscal 2008, we entered into a settlement agreement with Employers Reinsurance Corporation with respect to litigation to recover various expenses incurred in connection with environmental and related proceedings.  The recovery from this settlement was $16.0 million, net of expenses.

Europe

	Three Months Ended April 30
	2008	%	2007	%	Change	Change %
	(In thousands)
Net sales	$49,336	99%	$41,604	99%	$7,732	19%
Transfers between areas	581	1%	324	1%	257	79%
Net sales and transfers	49,917	100%	41,928	100%	7,989	19%

Cost of goods sold	42,525	85%	34,323	82%	8,202	24%
Gross profit	7,392	15%	7,605	18%	(213)	(3)%

Selling and administrative	7,631	16%	6,113	15%	1,518	25%
Loss (gain) on disposition of assets, net	(1)	—	8	—	(9)	—
Amortization	78	—	205	—	(127)	(62)%
Operating income (loss)	$(316)	(1)%	$1,279	3%	$(1,595)	(125)%

The following are financial highlights for Europe for the first quarter of fiscal 2009:

•                  Net sales increased 5%, excluding currency changes, due to increased shipment volumes, which reflect a strong European lift truck market.  Lift truck industry shipments for the same period increased 16%.  While we have kept pace with the expanding lift truck market in certain parts of Europe and in certain product categories, overall our sales increase fell short of market increases.  The markets in Eastern Europe and the Middle East are expanding rapidly and to date we have not been able to capitalize on this market growth.  This is due in part to lower application rates of lift truck attachments in these developing markets.  We are taking steps to expand our presence in these markets.

•                  The 3% decrease in current year gross profit percentage is primarily due to material price increases and operational inefficiencies.  The gross margin was also negatively affected by delays in approval of Chinese-made products by European OEMs.  These delays required us to continue supplying OEMs with European-made products at lower margins.

•                  Excluding the impact of currency changes, selling and administrative expenses increased 11%, because of higher personnel and other general costs.   Included in this increase is approximately $375,000 of initial costs related to our European reorganization.

Asia Pacific

	Three Months Ended April 30
	2008	%	2007	%	Change	Change %
	(In thousands)
Net sales	$19,180	100%	$13,795	99%	$5,385	39%
Transfers between areas	83	—	70	1%	13	19%
Net sales and transfers	19,263	100%	13,865	100%	5,398	39%

Cost of goods sold	14,149	74%	10,268	74%	3,881	38%
Gross profit	5,114	26%	3,597	26%	1,517	42%

Selling and administrative	2,339	12%	1,903	14%	436	23%
Gain on disposition of assets, net	(3)	—	—	—	(3)	—
Operating income	$2,778	14%	$1,694	12%	$1,084	64%

The following are financial highlights for Asia Pacific for the first quarter of fiscal 2009:

•                  Excluding currency changes, net sales increased 29%.  This increase occurred in all locations throughout the region due to increased shipping volumes as a result of strong lift truck markets and our initiative to produce a wider selection of products in China for sale in this region.  Lift truck industry shipments in Asia Pacific increased 19% in fiscal 2009 compared to fiscal 2008.

•                  Our gross profit percentage in Asia Pacific remained consistent at 26%.  The benefits of sourcing lower cost product from China were offset by increased sales of lower margin products.

•                  Selling and administrative costs increased 11%, excluding currency changes, due to higher personnel and selling costs.  However, as a percentage of net sales and transfers, selling and administrative costs decreased from 14% in fiscal 2008 to 12% in fiscal 2009.

China

	Three Months Ended April 30
	2008	%	2007	%	Change	Change %
	(In thousands)
Net sales	$12,031	66%	$8,719	77%	$3,312	38%
Transfers between areas	6,150	34%	2,669	23%	3,481	130%
Net sales and transfers	18,181	100%	11,388	100%	6,793	60%

Cost of goods sold	12,590	69%	7,517	66%	5,073	67%
Gross profit	5,591	31%	3,871	34%	1,720	44%

Selling and administrative	1,087	6%	797	7%	290	36%
Loss (gain) on disposition of assets, net	(1)	—	31	—	(32)	—
Amortization	—	—	5	—	(5)	—
Operating income	$4,505	25%	$3,038	27%	$1,467	48%

The following are financial highlights for China for the first quarter of fiscal 2009:

•                  Net sales increased 29%, excluding the impact of currency changes.  This increase is a result of our prior capital expansion in China which increased our capabilities to manufacture a larger volume of products and the growth in the lift truck industry.  Lift truck shipments in China increased 30% in the current year.

•                  Transfers to other Cascade geographic areas increased 130% during fiscal 2009, due to the export of Chinese-made products to Europe and Asia-Pacific.

•                  The gross profit percentage decreased 3% due to material price increases, changes in product mix and higher intercompany transfers, which carry lower gross margins.

•                  Selling and administrative costs increased 27%, excluding currency changes, due to additional costs to support our expanded operations in China.  As a percentage of net sales and transfers, selling and administrative costs decreased from 7% in fiscal 2008 to 6% in fiscal 2009.

Non-Operating Items

The following are financial highlights for non-operating items during the first quarter of fiscal 2009:

•                  Interest expense increased $136,000 during fiscal 2009 due to additional borrowings in 2008 to fund various initiatives, primarily our share repurchase program.  This was offset by a lower effective interest rate during the current year.

•                  Our effective tax rate remained consistent at 35%.

Lift Truck Market Outlook

Based on our review of preliminary industry data we believe the general lift truck market outlook for the remainder of fiscal 2009 is as follows:

•                  The market in North America will continue to be down 5-10% compared to the prior year.

•                  Europe will continue to experience growth compared to the prior year.

•                  The growth rate in the Asia Pacific market will remain at current levels through the remainder of the year.

•                  The market in China will continue to experience its current rate of growth through the remainder of the year.

Additional information on lift truck industry trends can be found at www.cascorp.com/investor/industrytrends.  This website address is intended to provide an inactive, textual reference only.  The information at this website is not a part of this Form 10-Q and is not incorporated by reference.

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended April 30, 2008 and April 30, 2007 by classifying transactions into three major categories of activities: operating, investing and financing.

Operating

Our primary source of liquidity is cash generated from operating activities. The major operating activity is net income adjusted for changes in working capital and non-cash operating items such as depreciation, amortization and share-based compensation.

Net cash provided by operating activities decreased $7.6 million during the first quarter of fiscal 2009 compared to the prior year.  The following are the major differences between the current and prior year operating activities:

•                  During fiscal 2008, net income was significantly higher due to the insurance litigation settlement.

•                  Accounts receivable increased at a slower rate during the current year with our increased focus on collections.

Investing

Our primary investing activity is capital expenditures, which are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Capital expenditures by geographic segments were as follows (in thousands):

	Three Months Ended
	April 30
	2008	2007

North America	$1,546	$1,554
Europe	1,252	818
Asia Pacific	198	187
China	907	2,690
	$3,903	$5,249

The following are capital expenditure highlights during the first quarter of fiscal 2009 and 2008:

•                  China’s capital expenditures in fiscal 2008 relate primarily to the completion of two new manufacturing facilities.  China’s capital expenditures in fiscal 2009 relate to equipment upgrades and the initial work on a building to manufacture construction attachments.

•                  The increase in capital expenditures in Europe during the current year relates primarily to costs associated with the future introduction of new products.

•                  We expect capital expenditures for the remainder of fiscal 2009 to be approximately $15 million.  We believe this level of capital expenditures is sufficient to meet operational requirements.

Financing

The following are major financing activities during the first quarter of fiscal 2009 and fiscal 2008:

•                  During fiscal 2009, net payments made against our long-term debt and notes payable were $2.6 million, compared to net borrowings of $3.5 million during fiscal 2008.  In the prior year, we utilized borrowings against our line of credit and cash received from the insurance litigation settlement to fund our share repurchase program.

•                  We concluded our share repurchase program at the beginning of the first quarter of fiscal 2009.  In total, we repurchased 2,435,000 shares of common stock for $130 million over 18 months.

•                  We declared dividends of $0.18 and $0.16 per share during the first three months of fiscal 2009 and 2008, respectively.

•                  The issuance of common stock related to the exercise of share-based awards generated $62,000 and $1.4 million of cash for the first three months of fiscal 2009 and 2008, respectively.

FINANCIAL CONDITION AND LIQUIDITY

The following are highlights regarding our financial condition and liquidity for the first quarter of fiscal 2009:

•                  Our working capital, defined as current assets less current liabilities, increased from $152.0 million at January 31, 2008 to $155.8 million at April 30, 2008, primarily due to increases in accounts receivable and inventory.

•                  Our current ratio decreased slightly from 3.4 to 1 at January 31, 2008 to 3.1 to 1 at April 30, 2008.  On a percentage basis, current liabilities increased at a higher rate than current assets, primarily due to increases in notes payable to banks and accounts payable.

•                  Total outstanding debt, including notes payable to banks, decreased slightly from $110.7 million at January 31, 2008 to $108.2 million at April 30, 2008.

•                  Borrowing arrangements currently in place with commercial banks provide lines of credit totaling $148.8 million, of which $98.0 million was outstanding and an additional $3.7 million was used to issue letters of credit at April 30, 2008.  The borrowings available under the line of credit decreases $1.25 million quarterly through the debt expiration date of December 7, 2011.  The interest rate on the lines of credit, which is based on LIBOR plus a margin of 0.75%, was 3.60% and 4.66% at April 30, 2008 and January 31, 2008, respectively. The lines of credit contain certain covenants relating to net worth and leverage ratios.  We were in compliance with these covenants at April 30, 2008.

•                  Borrowings under notes payable to banks, which includes bank overdrafts and short-term lines of credit, increased $3.5 million from January 31, 2008 to April 30, 2008.  The average interest rate on these notes was 4.9% and 4.3% at April 30, 2008 and January 31, 2008, respectively.

•                  Our current plans are to fund our existing postretirement obligation as costs are incurred.  Any defined benefit obligations will be funded to meet minimum statutory funding requirements or any additional funding requirements which we have committed to in specific plan agreements.  Currently, these additional funding requirements are limited to annual contributions of $400,000 through fiscal year 2011 to a defined benefit plan in England.

•                  We believe our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditure and debt retirement requirements for the next twelve months.

OTHER MATTERS

The U.S. dollar weakened in the first three months of fiscal 2009 in comparison to some foreign currencies used by our significant foreign operations, including the Euro and Chinese Yuan.  The U.S. dollar strengthened slightly in the first three months of fiscal 2009 compared to the Canadian Dollar and British Pound.  As a result, foreign currency translation adjustments increased shareholders’ equity by $2.9 million in the first three months of fiscal 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  We evaluate our estimates and judgments on an on-going basis, including those related to uncollectible receivables, inventories, impairment of goodwill, warranty obligations, environmental liabilities, benefit plans, share-based compensation and deferred taxes.  We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.  A description of our critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth in our Annual Report on Form 10-K for the year ended January 31, 2008.

OFF BALANCE SHEET ARRANGEMENTS

At April 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 157 - In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 provides a common definition of fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  In February 2008, the FASB issued final Staff Positions that will (1) defer the effective date of this statement for one year for certain nonfinancial assets and nonfinancial liabilities and (2) remove certain leasing transactions from the scope of the statement.  We applied SFAS 157 to all other fair value measurements effective February 1, 2008.  The adoption of SFAS 157 did not have a material impact on our financial statements.

FSP 157-2 – In February 2008, the FASB issued FASB Staff Position on Statement 157, “Effective Date of FASB Statement No. 157” (FSP 157-2).  FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008.  Our significant nonfinancial assets and liabilities that could be impacted by this deferral include assets and liabilities initially measured at fair value in a business combination and goodwill tested annually for impairment.  FSP 157-2 will become effective for the fiscal year beginning February 1, 2009.  We are currently evaluating the impact of the adoption of FSP 157-2 on our financial statements.

SFAS 158 - In September 2006, the FASB issued SFAS No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost.  In addition, the measurement date, the date at which plan assets and the benefit obligation are measured, is required to be the company’s fiscal year end. Presently, we use a December 31 measurement date for the postretirement benefit plan, which will change to coincide with our January 31 fiscal year-end date.  As required by SFAS 158, we adopted the balance sheet recognition provision as of January 31, 2007 and the measurement date provision effective February 1, 2008.  The adoption of the measurement date provision did not have a material impact on our financial statements.

SFAS 159 - In February 2007, the FASB issued SFAS No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS 159 allows companies the choice to measure many financial instruments and certain other items at fair value. Application of SFAS 159 was required for our financial statements beginning February 1, 2008.  We did not elect to measure any financial instruments or any other items at fair value as permitted by SFAS 159.  Therefore, the adoption of SFAS 159 did not have a material impact on our financial statements.

SFAS 141(R) & SFAS 160 – In December 2007, the FASB issued SFAS No. 141(R) (SFAS 141(R)), “Business Combinations,” and SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 141(R) requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, SFAS 141(R) also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs.  Under SFAS 160, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions.  SFAS 141(R) and SFAS 160 will become effective for business combinations for which the acquisition date is on or after February 1, 2009.  We are currently evaluating the impact of the adoption of these standards on our financial statements.

SFAS 161 – In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS 161 expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format.  SFAS 161 also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments.   SFAS 161 will become effective for fiscal years beginning after November 15, 2008.  We will adopt this new accounting standard on February 1, 2009.  We are currently evaluating the impact of the adoption of this standard on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rate and interest rate fluctuations. A significant portion of our net sales and expenses are denominated in foreign currencies. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of the foreign currencies in relation to the U.S. dollar.

The table below illustrates the hypothetical increase in net sales for the first quarter of fiscal 2009 resulting from a 10% weaker U.S. dollar during the quarter, measured against foreign currencies that affect our operations (in millions):

Euro	$3.8
Chinese yuan	1.2
British pound	1.0
Japanese yen	0.8
Canadian dollar	0.7
Other currencies (representing 9% of consolidated net sales)	1.3

A 10% weaker U.S. dollar during the quarter, measured against foreign currencies that affect our operations, would have an immaterial impact on our operating income.

We enter into foreign currency forward exchange contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The principal currencies hedged are denominated in Japanese yen, Canadian dollars, Euros, Chinese yuan, Swedish krona and British pounds. Our foreign currency forward exchange contracts have terms lasting up to six months, but generally less than one month. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

A majority of our products are manufactured using steel as the primary raw material and steel based components as purchased parts. As such, our cost of goods sold is sensitive to fluctuations in steel prices, either directly through the purchase of steel as raw material or indirectly through the purchase of steel based components.

Presuming that the full impact of commodity steel cost increases is reflected in all steel and steel based component purchases, we estimate our gross profit percentage sensitivity to be approximately 0.3% for each 1.0% increase in commodity steel cost without offsetting sales price increases.  Based on our statement of income for the quarter ended April 30, 2008, a 1% increase in commodity steel costs would have decreased consolidated gross profit by approximately $430,000.

During the first quarter of fiscal 2009, we continued to experience increases in prices for steel and steel components, which comprise 35-40% of our total product cost.  We have continued to move aggressively to offset these increases through a variety of means, including sales price increases, cost reduction activities and alternative sourcing arrangements.  Unfortunately, we have been unable to mitigate the full impact of the material cost increases, thus resulting in some erosion of gross profit.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the three months ended April 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There are no material changes from risk factors previously disclosed in our Form 10-K for the year ended January 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of	Maximum Dollar Value
			Shares Purchased as	of Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly Announced	be Purchased Under the
Period	Shares Purchased	Per Share	Plans or Programs	Plans or Programs (1)
February 1 - 29, 2008	18,301	$49.74	18,301	$—
March 1 - 31, 2008	—	—	—	—
April 1 - 30, 2008	—	—	—	—

Quarter Ended April 30, 2008	18,301	$49.74	18,301

(1)           On September 7, 2006, we announced that our Board of Directors had authorized a share repurchase program of up to $80 million over a two-year period.  We completed this share repurchase program in October 2007.  During the share repurchase program, we purchased a total of 1,448,235 shares of stock at an average price per share of $55.24.  On September 24, 2007, we announced that our Board of Directors had authorized a new share repurchase program of up to $50 million over a two-year period.  We completed this share repurchase program in February 2008.  During this share repurchase program, we purchased a total of 986,801 shares of stock at an average price per share of $50.67.

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

CASCADE CORPORATION
June 6, 2008

/s/ JOSEPH G. POINTER
Joseph G. Pointer
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350