Form 10-Q
period 2008-07-31
CASCADE CORP
filed 2008-09-05
CIK 18061

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark
One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of August 20, 2008 was 10,852,530.

CASCADE CORPORATION

FORM 10-Q

Quarter Ended July 31, 2008

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

•      Cost and availability of raw materials;

•      Fluctuations in lift truck orders or deliveries;

•      Competitive factors in, and the cyclical nature of, the materials handling and construction equipment industries;

•      Effectiveness of our reorganization plans, capital expenditures and cost reduction initiatives;

•      General business and economic conditions in North America, Europe, Asia Pacific and China;

•      Risks associated with international operations;

•      Foreign currency fluctuations;

•      Assumptions relating to pension and other postretirement costs;

•      Fluctuations in interest rates;

•      Impact of acquisitions;

•      Environmental matters.

We undertake no obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.  See “Risk Factors” (Item 1A) for additional information on risk factors with the potential to impact our business.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited — in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 31		July 31
	2008	2007	2008	2007
Net sales	$150,103	$143,183	$299,970	$278,683
Cost of goods sold	107,402	97,897	214,921	190,168
Gross profit	42,701	45,286	85,049	88,515

Selling and administrative expenses	23,490	22,054	47,296	43,186
Loss (gain) on disposition of assets, net	30	(1,137)	145	(1,172)
Amortization	667	844	1,342	1,642
Insurance litigation recovery, net	—	—	—	(15,977)

Operating income	18,514	23,525	36,266	60,836
Interest expense	1,110	922	2,241	1,917
Interest income	(160)	(225)	(267)	(382)
Other expense, net	506	224	627	302

Income before provision for income taxes	17,058	22,604	33,665	58,999
Provision for income taxes	6,563	7,460	12,312	20,059

Net income	$10,495	$15,144	$21,353	$38,940

Basic earnings per share	$0.97	$1.27	$1.98	$3.26
Diluted earnings per share	$0.94	$1.21	$1.92	$3.11

Basic weighted average shares outstanding	10,793	11,930	10,788	11,948
Diluted weighted average shares outstanding	11,109	12,479	11,109	12,513

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except per share amounts)

	July 31	January 31
	2008	2008

ASSETS
Current assets:
Cash and cash equivalents	$27,911	$21,223
Accounts receivable, less allowance for doubtful accounts of $1,474 and $1,623	97,651	93,117
Inventories	100,587	85,049
Deferred income taxes	5,882	6,213
Prepaid expenses and other	12,936	10,887
Total current assets	244,967	216,489
Property, plant and equipment, net	103,078	98,350
Goodwill	117,864	118,826
Deferred income taxes	4,904	5,948
Intangible assets, net	19,611	20,916
Other assets	1,981	1,971
Total assets	$492,405	$462,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$2,025	$2,484
Current portion of long-term debt	417	423
Accounts payable	36,458	32,727
Accrued payroll and payroll taxes	10,397	10,148
Other accrued expenses	15,482	18,736
Total current liabilities	64,779	64,518
Long-term debt, net of current portion	117,045	107,809
Accrued environmental expenses	3,831	4,314
Deferred income taxes	5,195	5,710
Employee benefit obligations	8,695	8,824
Other liabilities	4,234	3,300
Total liabilities	203,779	194,475

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.50 par value, 40,000 authorized shares; 10,852 and 10,840 shares issued and outstanding	5,426	5,420
Additional paid-in capital	1,263	—
Retained earnings	244,166	226,932
Accumulated other comprehensive income	37,771	35,673

Total shareholders’ equity	288,626	268,025
Total liabilities and shareholders’ equity	$492,405	$462,500

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited — in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total	Year-To-Date
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Income (Loss)
Balance at January 31, 2008	10,840	$5,420	$—	$226,932	$35,673	$268,025

Net income	—	—	—	21,353	—	21,353	$21,353
Dividends ($0.38 per share)	—	—	—	(4,119)	—	(4,119)	—
Common stock issued	30	15	115	—	—	130	—
Tax effect from vesting of restricted stock	—	—	(73)	—	—	(73)	—
Common stock repurchased	(18)	(9)	(901)	—	—	(910)	—
Share-based compensation	—	—	2,122	—	—	2,122	—
Translation adjustment	—	—	—	—	2,098	2,098	2,098

Balance at July 31, 2008	10,852	$5,426	$1,263	$244,166	$37,771	$288,626	$23,451

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Six Months Ended
	July 31
	2008	2007
Cash flows from operating activities:
Net income	$21,353	$38,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,209	6,889
Amortization	1,342	1,642
Share-based compensation	2,122	1,928
Deferred income taxes	1,096	1,543
Loss (gain) on disposition of assets, net	145	(1,172)
Changes in operating assets and liabilities:
Accounts receivable	(2,924)	(13,035)
Inventories	(13,386)	(9,850)
Prepaid expenses and other	(1,168)	637
Accounts payable and accrued expenses	1,648	2,724
Income taxes payable and receivable	(673)	(751)
Other assets and liabilities	242	(1,349)
Net cash provided by operating activities	17,006	28,146

Cash flows from investing activities:
Capital expenditures	(10,039)	(9,106)
Proceeds from disposition of assets	388	2,497
Business acquisitions	—	(11,529)

Net cash used in investing activities	(9,651)	(18,138)

Cash flows from financing activities:
Cash dividends paid	(4,119)	(4,062)
Payments on long-term debt	(27,708)	(57,442)
Proceeds from long-term debt	37,000	59,500
Notes payable to banks, net	(451)	(3,400)
Common stock issued under share-based compensation plans	130	3,844
Common stock repurchased	(3,220)	(24,496)
Tax effect from share-based compensation awards	(73)	2,509
Net cash provided by (used in) financing activities	1,559	(23,547)

Effect of exchange rate changes	(2,226)	(553)

Change in cash and cash equivalents	6,688	(14,092)
Cash and cash equivalents at beginning of period	21,223	36,593
Cash and cash equivalents at end of period	$27,911	$22,501

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

Note 2—Interim Financial Information

The accompanying consolidated financial statements for the interim periods ended July 31, 2008 and 2007 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

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

	Three Months Ended July 31
2008	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Net sales	$69,841	$48,424	$18,860	$12,978	$—	$150,103
Transfers between areas	9,467	443	63	6,681	(16,654)	—
Net sales and transfers	$79,308	$48,867	$18,923	$19,659	$(16,654)	$150,103
Gross profit	$24,542	$7,614	$4,491	$6,054		$42,701
Selling and administrative	11,646	7,994	2,459	1,391		23,490
Loss (gain) on disposition of assets, net	19	(14)	(11)	36		30
Amortization	587	80	—	—		667
Operating income (loss)	$12,290	$(446)	$2,043	$4,627		$18,514
Total assets	$237,700	$148,816	$49,583	$56,306		$492,405
Property, plant and equipment, net	$34,748	$41,048	$7,343	$19,939		$103,078
Capital expenditures	$1,859	$2,330	$707	$1,240		$6,136
Depreciation expense	$1,630	$1,400	$127	$452		$3,609

	Three Months Ended July 31
2007	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Net sales	$74,569	$43,418	$15,091	$10,105	$—	$143,183
Transfers between areas	8,594	373	28	3,890	(12,885)	—
Net sales and transfers	$83,163	$43,791	$15,119	$13,995	$(12,885)	$143,183
Gross profit	$29,041	$7,924	$3,582	$4,739		$45,286
Selling and administrative	12,556	6,428	2,100	970		22,054
Loss (gain) on disposition of assets, net	(1,120)	—	(17)	—		(1,137)
Amortization	639	209	—	(4)		844
Operating income	$16,966	$1,287	$1,499	$3,773		$23,525
Total assets	$231,601	$122,083	$36,753	$42,056		$432,493
Property, plant and equipment, net	$33,752	$35,848	$1,953	$16,417		$87,970
Capital expenditures	$1,947	$543	$262	$1,105		$3,857
Depreciation expense	$1,740	$1,235	$98	$337		$3,410

	Six Months Ended July 31
2008	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Net sales	$139,161	$97,760	$38,040	$25,009	$—	$299,970
Transfers between areas	17,186	1,024	146	12,831	(31,187)	—
Net sales and transfers	$156,347	$98,784	$38,186	$37,840	$(31,187)	$299,970
Gross profit	$48,793	$15,006	$9,605	$11,645		$85,049
Selling and administrative	24,395	15,625	4,798	2,478		47,296
Loss (gain) on disposition of assets, net	139	(15)	(14)	35		145
Amortization	1,184	158	—	—		1,342
Operating income (loss)	$23,075	$(762)	$4,821	$9,132		$36,266
Capital expenditures	$3,405	$3,582	$905	$2,147		$10,039
Depreciation expense	$3,323	$2,748	$258	$880		$7,209

	Six Months Ended July 31
2007	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Net sales	$145,951	$85,022	$28,886	$18,824	$—	$278,683
Transfers between areas	16,903	697	98	6,559	(24,257)	—
Net sales and transfers	$162,854	$85,719	$28,984	$25,383	$(24,257)	$278,683
Gross profit	$57,197	$15,529	$7,179	$8,610		$88,515
Selling and administrative	24,875	12,541	4,003	1,767		43,186
Loss (gain) on disposition of assets, net	(1,194)	8	(17)	31		(1,172)
Amortization	1,227	414	—	1		1,642
Insurance litigation recovery, net	(15,977)	—	—	—		(15,977)
Operating income	$48,266	$2,566	$3,193	$6,811		$60,836
Capital expenditures	$3,501	$1,361	$449	$3,795		$9,106
Depreciation expense	$3,650	$2,460	$197	$582		$6,889

Note 4—Inventories

During the six months ended July 31, 2008, inventories increased due to fluctuations in foreign currencies, material price increases and large volume purchases of raw materials made in advance of price increases. Inventories stated at the lower of average cost or market are presented below by major class (in thousands):

	July 31	January 31
	2008	2008
Finished goods	$33,906	$31,618
Raw materials and components	66,681	53,431
	$100,587	$85,049

Note 5—Goodwill

During the six months ended July 31, 2008, goodwill decreased due to fluctuations in foreign currencies.  We have no goodwill recorded in China. The following table provides a breakdown of goodwill by geographic region (in thousands):

	July 31	January 31
	2008	2008
North America	$102,508	$103,965
Europe	12,399	11,893
Asia Pacific	2,957	2,968
	$117,864	$118,826

Note 6—Share-Based Compensation Plans

We have granted three types of share-based awards, stock appreciation rights (SARS), restricted stock and stock options, under our share-based compensation plans to officers, key managers and directors.  The grant prices are established by our Board of Directors’ Compensation Committee based on the end of day market price of our common stock on the grant date.  We issue new common shares upon the exercise of all awards.

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

The amended SARS plan provides for the issuance of a maximum of 750,000 shares of common stock upon the exercise of SARS or issuance of restricted stock.  As of July 31, 2008, a total of 246,000 shares of common stock have been issued under the SARS plan, which includes a total of 65,000 shares of restricted stock.

Stock options provide the holder the right to receive our common shares at an established price.  We have reserved 1,400,000 shares of common stock under our stock option plan. As of July 31, 2008, a total of 1,090,000 shares have been issued upon the exercise of stock options.  No additional stock options can be granted under the terms of the plan.  All outstanding stock options vest ratably over a four year period and have a term of ten years.

A summary of the plans’ status at July 31, 2008 together with changes during the six months then ended are presented in the following tables (in thousands, except per share amounts):

	Stock Options		Stock Appreciation Rights
		Weighted Average		Weighted Average
	Outstanding	Exercise Price	Outstanding	Exercise Price
	Awards	Per Share	Awards	Per Share

Balance at January 31, 2008	286	$13.39	815	$34.84
Granted	—	—	47	44.24
Exercised	(7)	18.60	—	—
Forfeited	—	—	(56)	41.16

Balance at July 31, 2008	279	$13.26	806	$34.95

	Restricted Stock Awards
		Weighted Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share

Unvested restricted stock at January 31, 2008	42	$73.73
Granted	23	44.24
Vested	(14)	73.73
Forfeited	—	—

Unvested restricted stock at July 31, 2008	51	$60.51

We calculate share-based compensation cost for stock options and SARS using the Black-Scholes option pricing model.  The range of assumptions used to compute share-based compensation are as follows:

	Granted in	Granted Prior to
	Fiscal 2009	Fiscal 2009

Risk-free interest rate	3.5%	2.3 - 5.1%
Expected volatility	41%	40 - 42%
Expected dividend yield	1.8%	1.0 - 2.8%
Expected life (in years)	7	5 - 7
Weighted average fair value at date of grant	$17.57	$4.16 - 33.31

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

As of July 31, 2008, there was $7.8 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the plans, which is expected to be recognized over a weighted average period of 2.2 years. The following table represents as of July 31, 2008 the share-based compensation costs to be recognized in future periods (in thousands) for awards granted to date:

Fiscal Year	Amount
2009*	$2,302
2010	3,336
2011	1,527
2012	528
2013	93
$7,786

* Represents last six months of fiscal 2009.

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

It is reasonably possible that changes in estimates will occur in the near term and the related adjustments to environmental liabilities may have a material impact on our operating results. Unasserted claims are not currently reflected in our environmental remediation liabilities. It is also reasonably possible that these claims may also have a material impact on our operating results if asserted. We cannot estimate at this time the amount of any additional loss or range of loss that is reasonably possible.

Our specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision affecting our Fairview, Oregon manufacturing facility. The Records of Decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted since 1996 and current estimates provide for some level of activity to continue through 2019. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. The recorded liability for ongoing remediation activities at our Fairview facility was $4.4 million and $4.8 million at July 31, 2008 and January 31, 2008, respectively.

Springfield, Ohio

In 1994, we entered into a consent order with the Ohio Environmental Protection Agency, which required the installation of remediation systems for the cleanup of groundwater contamination at our Springfield, Ohio facility. The current estimate is that the remediation activities will continue through 2013. The recorded liability for ongoing remediation activities in Springfield was $831,000 at July 31, 2008 and $900,000 at January 31, 2008.

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

Legal Proceedings

We are subject to legal proceedings, claims and litigation, in addition to the environmental matters previously discussed, arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect the ultimate costs to be material to our consolidated financial position, results of operations, or cash flows.

Note 8—Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended July 31		Six Months Ended July 31
	2008	2007	2008	2007
Basic earnings per share:
Net income	$10,495	$15,144	$21,353	$38,940
Weighted average shares of common stock outstanding	10,793	11,930	10,788	11,948
	$0.97	$1.27	$1.98	$3.26

Diluted earnings per share:
Net income	$10,495	$15,144	$21,353	$38,940
Weighted average shares of common stock outstanding	10,793	11,930	10,788	11,948
Dilutive effect of stock awards	316	549	321	565
Diluted weighted average shares of common stock outstanding	11,109	12,479	11,109	12,513
	$0.94	$1.21	$1.92	$3.11

Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and stock appreciation rights and the amount of unvested restricted stock.  Unexercised SARS totaling 104,000 awards and unvested restricted stock totaling 26,000 shares were excluded from the fiscal 2009 three months and six months calculations of diluted earnings per share because they were antidilutive.  The remaining SARS and restricted stock and all stock options were included in our calculation of incremental shares because they are dilutive.

Note 9—Supplemental Cash Flow Information

The following table presents information that supplements the consolidated statements of cash flow (in thousands):

	For the Six Months Ended July 31
	2008	2007
Cash paid during the period for:
Interest	$2,418	$1,915
Income taxes	$10,809	$16,664

Supplemental disclosure of investing activities:
Business acquistions:
Accounts receivable and other assets	$—	$935
Inventories	—	818
Property, plant and equipment	—	296
Goodwill	—	6,423
Intangible asset - customer relationships	—	5,400
Intangible asset - intellectual property and other	—	1,900
Accounts payable and other liabilities assumed	—	(708)
Notes payable assumed	—	(931)
Deferred income tax	—	(2,604)
Net cash paid for acquisitions	$—	$11,529

Note 10—Benefit Plans

The following table represents the net periodic cost related to our defined benefit plans in England and France and our postretirement health benefit plan in the United States (in thousands):

	Defined Benefit		Postretirement Benefit
	Three Months Ended July 31		Three Months Ended July 31
	2008	2007	2008	2007

Net periodic benefit cost:
Service cost	$6	$15	$26	$30
Interest cost	146	131	108	106
Expected return on plan assets	(131)	(127)	—	—
Recognized prior service cost	—	—	(19)	(19)
Recognized net actuarial loss	23	22	1	48
	$44	$41	$116	$165

	Defined Benefit		Postretirement Benefit
	Six Months Ended July 31		Six Months Ended July 31
	2008	2007	2008	2007

Net periodic benefit cost:
Service cost	$12	$29	$52	$60
Interest cost	293	260	216	211
Expected return on plan assets	(262)	(252)	—	—
Recognized prior service cost	—	—	(38)	(38)
Recognized net actuarial loss	46	44	2	96
	$89	$81	$232	$329

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

SFAS 162 – In May 2008, the FASB issued SFAS No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  We do not expect any changes to our financial accounting and reporting as a result of the adoption of this standard.

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

	2008	2007
Balance at January 31	$1,900	$1,754
Accruals for warranties issued during the period	1,041	1,179
Settlements during the period	(1,302)	(1,214)
Balance at July 31	$1,639	$1,719

Note 13—Accumulated Other Comprehensive Income

The following table presents the changes in and the components of accumulated other comprehensive income (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
Balance at January 31, 2008	$37,492	$(1,819)	$35,673
Translation adjustment	2,098	—	2,098
Balance at July 31, 2008	$39,590	$(1,819)	$37,771

Note 14—Income Taxes

As of July 31, 2008 our liability for uncertain tax positions under FASB Interpretation No. 48 (FIN 48) was $1.2 million.  There were no material changes in unrecognized tax benefits during the current period.  The reserve for unrecognized tax benefits as of July 31, 2008 included an accrual for interest and penalties of $166,000.

We are subject to taxation primarily in the U.S., Canada and China, as well as various state and other foreign jurisdictions.  The Internal Revenue Service (IRS) is currently reviewing our U.S. income tax return for fiscal years 2004 - 2007. The IRS has proposed an adjustment of $5 million related to interest deductions reported on tax returns for the 2004 and 2005 tax years.  These adjustments would result in an additional federal and state tax liability of approximately $1.8 million.  We are in the process of appealing the issue with the IRS and have determined that we will more-likely-than-not prevail on the issue.  No amount has been recorded in our financial statements as of July 31, 2008 related to this matter.  As of July 31, 2008, we remain subject to examination in various state and foreign jurisdictions for the 1998-2007 tax years.

Note 15 - Gain on Sale of Assets

During the second quarter of fiscal 2008, we recognized a $1.1 million gain on the sale of land in Fairview, Oregon.

Note 16 – Acquisitions

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our businesses globally manufacture and distribute material handling load engagement products primarily for the lift truck industry and to a lesser extent the construction industry.  We operate in four geographic segments:  North America, Europe, Asia Pacific and China.  All references to fiscal periods are defined as the period ended July 31, 2007 (fiscal 2008) and the period ended July 31, 2008 (fiscal 2009).

RECENT TRENDS AND DEVELOPMENTS AFFECTING OUR RESULTS

European Business

Our European business continues to provide both the biggest opportunity for improvement and the biggest challenge facing our company.  Below is an update on previously reported trends and activities impacting our European business:

•      The operational review of our entire European business, which includes among other things a rationalization of production capacity, is continuing.  The steps to reduce our workforce in Almere, The Netherlands and to transfer the production of certain products to Verona, Italy have been completed. We incurred severance and other costs of approximately $135,000 and $510,000 in the second quarter and first six months of fiscal 2009, respectively,  related to these activities.   We are still evaluating other operational and reorganization changes which may result in additional costs.

•      We are continuing to import Chinese-made products into Europe and distribution of these products is expanding.  We are still working to obtain certain OEM approvals.

•      We are aggressively working to lower our material costs through global sourcing from both internal and external suppliers and particularly from our own factories in North America.

•      Our efforts to transition our European factories to our North American operating model and fully implement “Lean Principles” throughout the organization are continuing.

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

Material Cost Increases

We continue to feel the pressures of increasing material costs globally.  The following are some of the activities and initiatives underway to mitigate the cost increases:

•      We have implemented sales price increases.  Further sales price increases or surcharges may be necessary during the remainder of the year.

•      We continue our efforts to lower our material costs by sourcing from alternative suppliers or purchasing larger volumes ahead of scheduled price increases.  This is reflected in the increase in our overall inventory balances in the last six months.  Over the long term we expect inventory levels to decrease as material costs stabilize.

•      We are working to create efficiencies by improving our internal processes in manufacturing and administration that we believe will ultimately result in lower operation costs.

COMPARISON OF SECOND QUARTER OF FISCAL 2009 AND FISCAL 2008

Executive Summary

	Three Months Ended July 31
	2008	2007	Change	Change %
	(In thousands except per share amounts)

Net sales	$150,103	$143,183	$6,920	5%
Operating income	$18,514	$23,525	$(5,011)	(21)%
Net income	$10,495	$15,144	$(4,649)	(31)%
Diluted earnings per share	$0.94	$1.21	$(0.27)	(22)%

The following are financial highlights for the second quarter of fiscal 2009:

•      During the current year we posted higher levels of consolidated net sales primarily as a result of the impact of foreign currency changes.  Net sales, excluding the impact of foreign currencies, decreased 1% during fiscal 2009.  Lower sales volumes in North America and Europe offset the strength of markets in Asia Pacific and China.  Global lift truck shipments increased 9% compared to the prior year.

•      Our consolidated gross profit percentage decreased to 28% in fiscal 2009 from 32% in fiscal 2008 primarily as a result of significant material price increases experienced in all geographic segments, production inefficiencies in Europe and lower sales volumes.  The current quarter gross profit percentage is consistent with the first quarter of fiscal 2009.

North America

	Three Months Ended July 31
	2008	%	2007	%	Change	Change %
	(In thousands)
Net sales	$69,841	88%	$74,569	90%	$(4,728)	(6)%
Transfers between areas	9,467	12%	8,594	10%	873	10%
Net sales and transfers	79,308	100%	83,163	100%	(3,855)	(5)%

Cost of goods sold	54,766	69%	54,122	65%	644	1%
Gross profit	24,542	31%	29,041	35%	(4,499)	(15)%

Selling and administrative	11,646	15%	12,556	15%	(910)	(7)%
Loss (gain) on disposition of assets, net	19	—	(1,120)	(1)%	1,139	—
Amortization	587	1%	639	1%	(52)	(8)%
Operating income	$12,290	15%	$16,966	20%	$(4,676)	(28)%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales decline	$(5,179)	(7)%
Foreign currency changes	451	1%
Total	$(4,728)	(6)%

The following are financial highlights for North America for the second quarter of fiscal 2009.  All percentage comparisons to the prior year exclude the impact of foreign currencies:

•      Net sales decreased 7% primarily as a result of lower sales volumes due to the downturn in the construction market.  Second quarter North America lift truck industry shipments from 2008 to 2009 decreased 13%.  We have found that lift truck industry statistics provide an indication of the direction of our business activity.  However, changes in our net sales do not correspond directly to the percentage changes in lift truck industry shipments, because certain industry sectors of the economy use our products more than others.

•      Our gross profit percentage decreased 4% during fiscal 2009, due to higher material costs, changes in product mix, lower sales volumes and other cost increases.  The current quarter gross profit percentage is consistent with the first quarter of fiscal 2009.

•      Selling and administrative costs decreased 8% during the current year due to a reduction in personnel, consulting and other general costs.

•      During the second quarter of fiscal 2008, we realized a $1.1 million pre-tax gain on the sale of land in Fairview, Oregon.

Europe

	Three Months Ended July 31
	2008	%	2007	%	Change	Change %
	(In thousands)
Net sales	$48,424	99%	$43,418	99%	$5,006	12%
Transfers between areas	443	1%	373	1%	70	19%
Net sales and transfers	48,867	100%	43,791	100%	5,076	12%

Cost of goods sold	41,253	84%	35,867	82%	5,386	15%
Gross profit	7,614	16%	7,924	18%	(310)	(4)%

Selling and administrative	7,994	17%	6,428	15%	1,566	24%
Gain on disposition of assets, net	(14)	—	—	—	(14)	—
Amortization	80	—	209	—	(129)	(62)%
Operating income (loss)	$(446)	(1)%	$1,287	3%	$(1,733)	(135)%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales decline	$(651)	(1)%
Foreign currency changes	5,657	13%
Total	$5,006	12%

The following summarizes Europe’s financial results for the second quarter of fiscal 2009.  All percentage comparisons to the prior year exclude the impact of foreign currencies:

•      Net sales decreased 1%.  Lift truck industry shipments increased 14% in the current year.  Given current industry statistics, we may have lost some market share in Europe.  Delivery delays also factored into our lower sales.

•      The 2% decrease in current year gross profit percentage is primarily due to material price increases and operational inefficiencies.

•      Selling and administrative expenses increased 10%, because of higher marketing and reorganization costs.

Asia Pacific

	Three Months Ended July 31
	2008	%	2007	%	Change	Change %
	(In thousands)
Net sales	$18,860	100%	$15,091	100%	$3,769	25%
Transfers between areas	63	—	28	—	35	125%
Net sales and transfers	18,923	100%	15,119	100%	3,804	25%

Cost of goods sold	14,432	76%	11,537	76%	2,895	25%
Gross profit	4,491	24%	3,582	24%	909	25%

Selling and administrative	2,459	13%	2,100	14%	359	17%
Gain on disposition of assets, net	(11)	—	(17)	—	6	—
Operating income	$2,043	11%	$1,499	10%	$544	36%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales growth	$2,717	18%
Foreign currency changes	1,052	7%
Total	$3,769	25%

The following are financial highlights for Asia Pacific for the second quarter of fiscal 2009.  All percentage comparisons to the prior year exclude the impact of foreign currencies:

•      Net sales increased 18% due to higher shipping volumes as a result of strong lift truck markets and our initiative to produce a wider selection of products in China for sale in this region. Lift truck industry shipments in Asia Pacific increased 10% in fiscal 2009 compared to fiscal 2008.

•      Our gross profit percentage in Asia Pacific remained consistent at 24%.  The benefits of sourcing lower cost product from China helped mitigate other material cost increases.

•      Selling and administrative costs increased 8% due to higher personnel and selling expenses.  However, as a percentage of net sales and transfers, selling and administrative costs decreased from 14% in fiscal 2008 to 13% in fiscal 2009.

China

	Three Months Ended July 31
	2008	%	2007	%	Change	Change %
	(In thousands)
Net sales	$12,978	66%	$10,105	72%	$2,873	28%
Transfers between areas	6,681	34%	3,890	28%	2,791	72%
Net sales and transfers	19,659	100%	13,995	100%	5,664	40%

Cost of goods sold	13,605	69%	9,256	66%	4,349	47%
Gross profit	6,054	31%	4,739	34%	1,315	28%

Selling and administrative	1,391	7%	970	7%	421	43%
Loss on disposition of assets, net	36	—	—	—	36	—
Amortization	—	—	(4)	—	4	—
Operating income	$4,627	24%	$3,773	27%	$854	23%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales growth	$1,806	18%
Foreign currency changes	1,067	10%
Total	$2,873	28%

The following are financial highlights for China for the second quarter of fiscal 2009.  All percentage comparisons to the prior year exclude the impact of foreign currencies:

•      Net sales increased 18% as a result of our capacity expansion in China and the growth in the lift truck industry.  Lift truck industry shipments in China have increased 19% in the current year.  While we believe we have maintained our market share, we are continuing to see increased competition from Chinese competitors in the lift truck attachment business.

•      Transfers to other Cascade geographic areas increased during fiscal 2009 due to the export of Chinese-made products to Europe and Asia Pacific.

•      The gross profit percentage decreased 3% due to material price increases, changes in product mix and higher intercompany transfers, which carry lower gross margins.

•      Selling and administrative costs increased 33%, due to consulting and other additional costs to support our expanded operations in China.  As a percentage of net sales and transfers, selling and administrative costs remained consistent at 7% during fiscal 2008 and 2009.

Non-Operating Items

The following are financial highlights for non-operating items during the second quarter of fiscal 2009:

•      Interest expense increased $188,000 during fiscal 2009 primarily due to additional borrowings as a result of our share repurchase program, our inventory increase and European operating loss.  This was offset by a lower effective interest rate during the current year.

•      The effective tax rate increased from 33% in the prior year to 38% in the second quarter of fiscal 2009.  The change was primarily related to an increase in valuation allowances for pre-tax losses in Europe.  Valuation allowances increased $755,000 and $268,000 in the second quarter of 2009 and 2008, respectively.

Lift Truck Market Outlook

Based on our review of preliminary industry data we believe the general lift truck market outlook for the remainder of fiscal 2009 is as follows:

•      The market in North America is expected to be down 10-15% compared to the prior year, which is consistent with the second quarter’s shipments.

•      Europe’s shipment levels for the remainder of the year are expected to be similar or down slightly in comparison with the second quarter.

•      We expect the growth rate in the Asia Pacific market will be consistent with the second quarter.

•      The market in China is expected to grow at a rate similar to that experienced in the second quarter of fiscal 2009.

Additional information on lift truck industry trends can be found at www.cascorp.com/investor/industrytrends.  This website address is intended to provide an inactive, textual reference only.  The information at this website is not a part of this Form 10-Q and is not incorporated by reference.

COMPARISON OF THE FIRST SIX MONTHS OF FISCAL 2009 AND FISCAL 2008

Executive Summary

	Six Months Ended July 31
	2008	2007	Change	Change %
	(In thousands except per share amounts)

Net sales	$299,970	$278,683	$21,287	8%
Operating income	$36,266	$60,836	$(24,570)	(40)%
Net income	$21,353	$38,940	$(17,587)	(45)%
Diluted earnings per share	$1.92	$3.11	$(1.19)	(38)%

During the first quarter of fiscal 2008 we settled an insurance litigation matter which accounted for a $16 million increase to operating income and a $10 million after tax increase to net income.  We believe the exclusion of the insurance litigation recovery provides a more appropriate comparison with the current year results:

	Six Months Ended July 31
	2008	2007	Change	Change %
	(In thousands except per share amounts)
Net of insurance litigation recovery:
Operating income	$36,266	$44,859	$(8,593)	(19)%
Net income	$21,353	$28,914	$(7,561)	(26)%
Diluted earnings per share	$1.92	$2.31	$(0.39)	(17)%

The calculation of operating income, net income and diluted earnings per share, excluding the insurance litigation recovery settlement is as follows (in thousands, except per share amounts):

Six months ended
July 31, 2007

Operating income as reported	$60,836
Less: insurance litigation recovery	(15,977)
Adjusted operating income, excluding insurance litigation recovery	$44,859

Net income as reported	$38,940
Less: insurance litigatin recovery, net of income taxes of $5,951	(10,026)
Adjusted net income, excluding insurance litigation recovery	$28,914

Diluted weighted average shares outstanding	12,513

Diluted earnings per share, excluding insurance litigation recovery	$2.31

The following are financial highlights for the first six months of fiscal 2009:

•      During the current year we posted higher levels of consolidated net sales as a result of the impact of foreign currency changes and the strength of markets in Asia Pacific, China and Europe.  Net sales, excluding the impact of foreign currencies, increased 1% during fiscal 2009.   Global lift truck shipments increased 12% compared to fiscal 2008.

•      Our consolidated gross profit percentage decreased to 28% in fiscal 2009 from 32% in fiscal 2008 primarily as a result of significant material price increases experienced in all geographic segments, production inefficiencies in Europe and lower sales volumes due to the general downturn in the United States economy.

North America

	Six Months Ended July 31
	2008	%	2007	%	Change	Change %
	(In thousands)
Net sales	$139,161	89%	$145,951	90%	$(6,790)	(5)%
Transfers between areas	17,186	11%	16,903	10%	283	2%
Net sales and transfers	156,347	100%	162,854	100%	(6,507)	(4)%

Cost of goods sold	107,554	69%	105,657	65%	1,897	2%
Gross profit	48,793	31%	57,197	35%	(8,404)	(15)%

Selling and administrative	24,395	16%	24,875	15%	(480)	(2)%
Loss (gain) on disposition of assets, net	139	—	(1,194)	(1)%	1,333	—
Amortization	1,184	1%	1,227	1%	(43)	(4)%
Insurance litigation recovery, net	—	—	(15,977)	(10)%	15,977	—
Operating income	$23,075	15%	$48,266	30%	$(25,191)	(52)%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales decline	$(9,745)	(7)%
Foreign currency changes	2,955	2%
Total	$(6,790)	(5)%

The following are financial highlights for North America for the first six months of fiscal 2009.  All percentage comparisons to the prior year exclude the impact of foreign currencies:

•      Net sales decreased 7% primarily as a result of lower sales volumes due to the downturn in the lift truck and construction markets.  North America lift truck industry shipments from 2008 to 2009 decreased 10%.  We have found that lift truck industry statistics provide an indication of the direction of our business activity.  However, changes in our net sales do not correspond directly to the percentage changes in lift truck industry shipments, because certain industry sectors of the economy use our products more than others.

•      Our gross profit percentage decreased 4% during fiscal 2009, due to higher material costs, changes in product mix, lower sales volumes and other cost increases.

•      Selling and administrative costs decreased 4% during the current year due to a reduction in personnel, consulting and other general costs.

•      During the second quarter of fiscal 2008, we realized a $1.1 million pre-tax gain on the sale of land in Fairview, Oregon.

•      During the first quarter of fiscal 2008, we entered into a settlement agreement with Employers Reinsurance Corporation with respect to litigation to recover various expenses incurred in connection with environmental and related proceedings.  The recovery from this settlement was $16.0 million, net of expenses.

Europe

	Six Months Ended July 31
	2008	%	2007	%	Change	Change %
	(In thousands)
Net sales	$97,760	99%	$85,022	99%	$12,738	15%
Transfers between areas	1,024	1%	697	1%	327	47%
Net sales and transfers	98,784	100%	85,719	100%	13,065	15%

Cost of goods sold	83,778	85%	70,190	82%	13,588	19%
Gross profit	15,006	15%	15,529	18%	(523)	(3)%

Selling and administrative	15,625	16%	12,541	15%	3,084	25%
Loss (gain) on disposition of assets, net	(15)	—	8	—	(23)	—
Amortization	158	—	414	—	(256)	(62)%
Operating income (loss)	$(762)	(1)%	$2,566	3%	$(3,328)	(130)%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales growth	$1,381	2%
Foreign currency changes	11,357	13%
Total	$12,738	15%

The following summarizes the financial results for Europe for the first six months of fiscal 2009.  All percentage comparisons to the prior year exclude the impact of foreign currencies:

•      Net sales increased 2%, primarily due to increased shipment volumes in the first quarter of fiscal 2009, which reflected growth in the European lift truck market.  During the second quarter net sales were down slightly.   Lift truck industry shipments for the same period increased 15%.  Given current industry statistics, we may have lost some market share in Europe.  Delivery delays also factored into our lower sales.

•      The 3% decrease in current year gross profit percentage is primarily due to material price increases and operational inefficiencies.  The gross margin was also negatively affected by delays in approval of Chinese-made products by European OEMs.  These delays required us to continue supplying OEMs with European-made products at lower margins.

•      Selling and administrative expenses increased 11%, because of higher marketing, personnel and other general costs.   Included in this increase is approximately $490,000 of costs related to our European reorganization.

Asia Pacific

	Six Months Ended July 31
	2008	%	2007	%	Change	Change %
	(In thousands)
Net sales	$38,040	100%	$28,886	100%	$9,154	32%
Transfers between areas	146	—	98	—	48	49%
Net sales and transfers	38,186	100%	28,984	100%	9,202	32%

Cost of goods sold	28,581	75%	21,805	75%	6,776	31%
Gross profit	9,605	25%	7,179	25%	2,426	34%

Selling and administrative	4,798	12%	4,003	14%	795	20%
Gain on disposition of assets, net	(14)	—	(17)	—	3	—
Operating income	$4,821	13%	$3,193	11%	$1,628	51%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales growth	$6,731	23%
Foreign currency changes	2,423	9%
Total	$9,154	32%

The following are financial highlights for Asia Pacific for the first six months of fiscal 2009.  All percentage comparisons to the prior year exclude the impact of foreign currencies:

•      Net sales increased 23% due to higher shipping volumes as a result of strong lift truck markets and the production of additional products in China for sale in this region. Lift truck industry shipments in Asia Pacific increased 14% in fiscal 2009 compared to fiscal 2008.

•      Our gross profit percentage in Asia Pacific remained consistent at 25%.  The benefits of sourcing lower cost product from China were offset by increased sales of lower margin products.

•      Selling and administrative costs increased 9% due to higher personnel, marketing, and other general costs.  However, as a percentage of net sales and transfers, selling and administrative costs decreased from 14% in fiscal 2008 to 12% in fiscal 2009.

China

	Six Months Ended July 31
	2008	%	2007	%	Change	Change %
	(In thousands)
Net sales	$25,009	66%	$18,824	74%	$6,185	33%
Transfers between areas	12,831	34%	6,559	26%	6,272	96%
Net sales and transfers	37,840	100%	25,383	100%	12,457	49%

Cost of goods sold	26,195	69%	16,773	66%	9,422	56%
Gross profit	11,645	31%	8,610	34%	3,035	35%

Selling and administrative	2,478	7%	1,767	7%	711	40%
Loss on disposition of assets, net	35	—	31	—	4	—
Amortization	—	—	1	—	(1)	—
Operating income	$9,132	24%	$6,811	27%	$2,321	34%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales growth	$4,313	23%
Foreign currency changes	1,872	10%
Total	$6,185	33%

The following are financial highlights for China for the first six months of fiscal 2009.  All percentage comparisons to the prior year exclude the impact of foreign currencies:

•      Net sales increased 23% as a result of our capacity expansion in China and the growth in the lift truck industry.  Lift truck industry shipments in China have increased 23% in the current year.

•      Transfers to other Cascade geographic areas increased during fiscal 2009, due to the export of Chinese-made products to Europe and Asia Pacific.

•      The gross profit percentage decreased 3% due to material price increases, changes in product mix and higher intercompany transfers, which carry lower gross margins.

•      Selling and administrative costs increased 30%, due to consulting and other additional costs to support our expanded operations in China.  As a percentage of net sales and transfers, selling and administrative costs remained consistent at 7% during fiscal 2008 and 2009.

Non-Operating Items

The following are financial highlights for non-operating items during the first six months of fiscal 2009:

•      Interest expense increased $324,000 during fiscal 2009 primarily due to additional borrowings as a result of our share repurchase program, our inventory increase and European operating loss.  This was offset by a lower effective interest rate during the current year.

•      The effective tax rate in the first six months of fiscal 2009 increased from 34% in the prior year to 37% in the second quarter of fiscal 2009.  The change was primarily related to an increase in valuation allowances for losses in Europe.  Valuation allowances increased $1.2 million and $855,000 in the first six months of 2009 and 2008, respectively.

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the six months ended July 31, 2008 and July 31, 2007 by classifying transactions into three major categories of activities: operating, investing and financing.

Operating

Our primary source of liquidity is cash generated from operating activities. The major operating activity is net income adjusted for changes in working capital and non-cash operating items such as depreciation, amortization and share-based compensation.

Net cash provided by operating activities decreased $11.1 million during the first six months of fiscal 2009 compared to the prior year.  The following are the major differences between the current and prior year operating activities:

•      During fiscal 2008, net income was significantly higher due to the insurance litigation settlement and land sale gain.

•      Inventories increased at a faster rate during fiscal 2009 due to material price increases and large volumes of raw materials purchased ahead of scheduled price increases.

•      Accounts receivable increased at a slower rate during the current year due in part to our emphasis on collections.

Investing

Our primary investing activity is capital expenditures, which are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Capital expenditures by geographic segments were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31		July 31
	2008	2007	2008	2007

North America	$1,859	$1,947	$3,405	$3,501
Europe	2,330	543	3,582	1,361
Asia Pacific	707	262	905	449
China	1,240	1,105	2,147	3,795
	$6,136	$3,857	$10,039	$9,106

The following are investing activity highlights during the first six months of fiscal 2009 and 2008:

•      China’s capital expenditures in fiscal 2008 relate primarily to the completion of two new manufacturing facilities.  China’s capital expenditures in fiscal 2009 relate to equipment upgrades and the initial work on a building to manufacture construction attachments.

•      The increase in capital expenditures in Europe during the current year relates primarily to costs associated with the future introduction of new products and more efficient production methods.

•      Capital expenditures in North America during fiscal 2009 is consistent with the prior year.  The majority of these costs relate to equipment and tooling replacements.

•      We expect capital expenditures for the remainder of fiscal 2009 to be approximately $8 million.  We believe this level of capital expenditures is sufficient to meet operational requirements.

•      During the second quarter of fiscal 2008 we purchased 100% of the stock of American Compaction Equipment, Inc., a manufacturer of construction attachments located in San Juan Capistrano, California for $11.5 million, net of assumed liabilities.

Financing

The following are major financing activities during the first six months of fiscal 2009 and fiscal 2008:

•      During fiscal 2009, net borrowings made against our long-term debt and notes payable were $8.8 million, compared to net payments of $1.3 million during fiscal 2008.  The additional borrowings in the current year are a result of the inventory increase, European operating loss and overall increase in our cash balance of $6.7 million.

•      We concluded our share repurchase program at the beginning of the first quarter of fiscal 2009.  In total, we repurchased 2,435,000 shares of common stock for $130 million over 18 months.

•      We declared dividends of $0.38 and $0.34 per share during the first six months of fiscal 2009 and 2008, respectively.

•      The issuance of common stock related to the exercise of share-based awards generated $130,000 and $3.8 million of cash for the first six months of fiscal 2009 and 2008, respectively.

FINANCIAL CONDITION AND LIQUIDITY

The following are highlights regarding our financial condition and liquidity for the first six months of fiscal 2009:

•      Our working capital, defined as current assets less current liabilities, increased from $152.0 million at January 31, 2008 to $180.2 million at July 31, 2008, primarily due to increases in inventory, cash and accounts receivable.

•      Our current ratio increased from 3.4 to 1 at January 31, 2008 to 3.8 to 1 at July 31, 2008 due to increased inventory, cash and accounts receivable.

•      Total outstanding debt, including notes payable to banks, increased from $110.7 million at January 31, 2008 to $119.5 million at July 31, 2008.

•      Borrowing arrangements currently in place with commercial banks provide lines of credit totaling $147.5 million, of which $113.5 million was outstanding and an additional $3.7 million was used to issue letters of credit at July 31, 2008.  The borrowings available under the line of credit decreases $1.25 million quarterly through the debt expiration date of December 7, 2011.  The interest rate on the lines of credit, which is currently based on LIBOR plus a margin of 1%, was 3.50% and 4.66% at July 31, 2008 and January 31, 2008, respectively. The lines of credit contain certain covenants relating to net worth and leverage ratios.  We were in compliance with these covenants at July 31, 2008.

•      Borrowings under notes payable to banks, which includes bank overdrafts and short-term lines of credit, decreased $459,000 from January 31, 2008 to July 31, 2008.  The average interest rate on these notes was 3.5% and 4.3% at July 31, 2008 and January 31, 2008, respectively.

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

OTHER MATTERS

The U.S. dollar weakened in the first six months of fiscal 2009 in comparison to some foreign currencies used by our significant foreign operations, including the Euro and Chinese Yuan.  The U.S. dollar strengthened slightly in the first six months of fiscal 2009 compared to the Canadian Dollar and British Pound.  As a result, foreign currency translation adjustments increased shareholders’ equity by $2.1 million in the first six months of fiscal 2009.

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

OFF BALANCE SHEET ARRANGEMENTS

At July 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity market or credit risk that could arise if we had engaged in such relationships.

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

SFAS 162 – In May 2008, the FASB issued SFAS No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  We do not expect any changes to our financial accounting and reporting as a result of the adoption of this standard.

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

The table below illustrates the hypothetical increase in net sales for the second quarter of fiscal 2009 resulting from a 10% weaker U.S. dollar during the quarter, measured against foreign currencies that affect our operations (in millions):

Euro	$3.8
Chinese yuan	1.3
British pound	0.9
Japanese yen	0.8
Canadian dollar	0.7
Other currencies (representing 9% of consolidated net sales)	1.3

A 10% weaker U.S. dollar during the quarter, measured against foreign currencies that affect our operations, would have increased our operating income by $1.4 million.  The majority of this increase would be the result of the Chinese yuan ($587,000) and Canadian dollar ($577,000).

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

A majority of our products are manufactured using steel as the primary raw material and steel based components as purchased parts. As such, our cost of goods sold is sensitive to fluctuations in steel prices, either directly through the purchase of steel as raw material or indirectly through the purchase of steel based components.  Presuming that the full impact of commodity steel cost increases is reflected in all steel and steel based component purchases, we estimate our gross profit percentage sensitivity to be approximately 0.3% for each 1.0% increase in commodity steel cost without offsetting sales price increases.  Based on our statement of income for the quarter ended July 31, 2008, a 1% increase in commodity steel costs would have decreased consolidated gross profit by approximately $430,000.

During the second quarter of fiscal 2009, we continued to experience increases in prices for steel and steel components, which comprise approximately 40% of our total product cost.  We have continued to move aggressively to offset these increases through a variety of means, including sales price increases, cost reduction activities and alternative sourcing arrangements.  Unfortunately, we have been unable to mitigate the full impact of the material cost increases, thus resulting in some erosion of gross profit.

Manufacturing of our products includes the purchase of various raw materials and components. Certain of these items are provided worldwide by a limited number of suppliers. We have experienced some delays in obtaining certain raw materials and components, but the impact on our operations to date has not been significant.  We are currently obtaining alternative sourcing arrangements for these items.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the three months ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There are no material changes from risk factors previously disclosed in our Form 10-K for the year ended January 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held June 3, 2008, the following matters were submitted to a vote of common shareholders:

Election of directors to terms expiring in 2011

Nominee	Votes for	Votes Withheld
Peter D. Nickerson	9,016,847	71,041
Robert C. Warren, Jr.	8,988,392	99,496
Henry W. Wessinger II	8,662,316	425,572

The following individuals continue to serve as directors:

Director	Term Expires
Duane C. McDougall	2009
James S. Osterman	2009
Nicholas R. Lardy, Ph.D	2010
Nancy A. Wilgenbusch, Ph.D	2010

Shareholder Proposals

Proposal	Votes for	Votes Against	Abstain
Proposal to approve an amendment to Cascade Corporation’s Articles of Incorporation increasing the number of authorized shares of common stock from 20,000,000 to 40,000,000.	7,795,711	1,289,716	2,460

Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the fiscal year ending January 31, 2009.	9,019,206	66,718	1,963

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are included with this report:

Exhibit No.	Description
3.1	Restated Articles of Incorporation.
31.1	Certification of Chief Executive Officer of Cascade Corporation.
31.2	Certification of Chief Financial Officer of Cascade Corporation.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE CORPORATION
September 5, 2008

/s/ JOSEPH G. POINTER
Joseph G. Pointer
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.