Form 10-Q
period 2008-10-31
CASCADE CORP
filed 2008-12-05
CIK 18061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2008

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

The number of shares outstanding of the registrant’s common stock as of November 19, 2008 was 10,852,530.

CASCADE CORPORATION

FORM 10-Q

Quarter Ended October 31, 2008

Forward-Looking Statements

This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 2) contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross profit, expenses, earnings or losses from operations, synergies or other financial items; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include, but are not limited to:

•	General business and economic conditions in North America, Europe, Asia Pacific and China;

•	Fluctuations in lift truck orders or deliveries;

•	Foreign currency fluctuations;

•	Competitive factors in, and the cyclical nature of, the materials handling and construction equipment industries;

•	Effectiveness of our reorganization plans, capital expenditures and cost reduction initiatives;

•	Cost and availability of raw materials;

•	Risks associated with international operations;

•	Assumptions relating to pension and other postretirement costs;

•	Fluctuations in interest rates;

•	Impact of acquisitions;

•	Environmental matters.

We undertake no obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report. See “Risk Factors” (Item 1A) for additional information on risk factors with the potential to impact our business.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited — in thousands, except per share amounts)

	Three Months Ended October 31		Nine Months Ended October 31
	2008	2007	2008	2007
Net sales	$139,134	$143,143	$439,104	$421,826
Cost of goods sold	99,635	99,102	314,556	289,270

Gross profit	39,499	44,041	124,548	132,556
Selling and administrative expenses	21,003	22,656	68,299	65,842
Loss (gain) on disposition of assets, net	22	(6)	167	(1,178)
Amortization	659	764	2,001	2,406
Insurance litigation recovery, net	—	—	—	(15,977)

Operating income	17,815	20,627	54,081	81,463
Interest expense	1,234	961	3,475	2,878
Interest income	(132)	(169)	(399)	(551)
Foreign currency losses, net	1,745	746	2,372	1,048

Income before provision for income taxes	14,968	19,089	48,633	78,088
Provision for income taxes	4,553	6,669	16,865	26,728

Net income	$10,415	$12,420	$31,768	$51,360

Basic earnings per share	$0.96	$1.04	$2.94	$4.30
Diluted earnings per share	$0.94	$1.00	$2.86	$4.11
Basic weighted average shares outstanding	10,801	11,965	10,792	11,954
Diluted weighted average shares outstanding	11,101	12,391	11,107	12,487

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except per share amounts)

	October 31 2008	January 31 2008
ASSETS
Current assets:
Cash and cash equivalents	$33,263	$21,223
Accounts receivable, less allowance for doubtful accounts of $1,231 and $1,623	88,992	93,117
Inventories	92,551	85,049
Deferred income taxes	5,590	6,213
Prepaid expenses and other	10,283	10,887

Total current assets	230,679	216,489
Property, plant and equipment, net	94,386	98,350
Goodwill	104,656	118,826
Deferred income taxes	6,405	5,948
Intangible assets, net	18,886	20,916
Other assets	2,003	1,971

Total assets	$457,015	$462,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$4,788	$2,484
Current portion of long-term debt	457	423
Accounts payable	26,829	32,727
Accrued payroll and payroll taxes	10,590	10,148
Other accrued expenses	14,213	18,736

Total current liabilities	56,877	64,518
Long-term debt, net of current portion	109,769	107,809
Accrued environmental expenses	3,418	4,314
Deferred income taxes	3,324	5,710
Employee benefit obligations	8,447	8,824
Other liabilities	4,009	3,300

Total liabilities	185,844	194,475

Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $.50 par value, 40,000 authorized shares; 10,852 and 10,840 shares issued and outstanding	5,426	5,420
Additional paid-in capital	2,412	—
Retained earnings	252,410	226,932
Accumulated other comprehensive income	10,923	35,673

Total shareholders’ equity	271,171	268,025

Total liabilities and shareholders’ equity	$457,015	$462,500

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited — in thousands, except per share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’	Year-To-Date Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Income (Loss)
Balance at January 31, 2008	10,840	$5,420	$—	$226,932	$35,673	$268,025
Net income	—	—	—	31,768	—	31,768	$31,768
Dividends ($ 0.58 per share)	—	—	—	(6,290)	—	(6,290)	—
Common stock issued	30	15	115	—	—	130	—
Tax effect from vesting of restricted stock	—	—	(73)	—	—	(73)	—
Common stock repurchased	(18)	(9)	(901)	—	—	(910)	—
Share-based compensation	—	—	3,271	—	—	3,271	—
Currency translation adjustment	—	—	—	—	(24,750)	(24,750)	(24,750)

Balance at October 31, 2008	10,852	$5,426	$2,412	$252,410	$10,923	$271,171	$7,018

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Nine Months Ended October 31
	2008	2007
Cash flows from operating activities:
Net income	$31,768	$51,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,666	10,305
Amortization	2,001	2,406
Share-based compensation	3,271	3,229
Deferred income taxes	(803)	1,917
Loss (gain) on disposition of assets, net	167	(1,178)
Changes in operating assets and liabilities:
Accounts receivable	(5,135)	(13,552)
Inventories	(17,488)	(16,379)
Prepaid expenses and other	(2,220)	(873)
Accounts payable and accrued expenses	(2,753)	6,791
Income taxes payable and receivable	2,160	594
Other assets and liabilities	344	(1,054)

Net cash provided by operating activities	21,978	43,566

Cash flows from investing activities:
Capital expenditures	(13,585)	(14,262)
Proceeds from disposition of assets	505	2,638
Business acquisitions	—	(11,529)

Net cash used in investing activities	(13,080)	(23,153)

Cash flows from financing activities:
Cash dividends paid	(6,290)	(6,194)
Payments on long-term debt	(49,823)	(82,642)
Proceeds from long-term debt	51,500	93,200
Notes payable to banks, net	2,543	(624)
Common stock issued under share-based compensation plans	130	3,844
Common stock repurchased	(3,220)	(43,463)
Tax effect from share-based compensation awards	(73)	3,268

Net cash used in financing activities	(5,233)	(32,611)

Effect of exchange rate changes	8,375	(1,376)

Change in cash and cash equivalents	12,040	(13,574)
Cash and cash equivalents at beginning of period	21,223	36,593

Cash and cash equivalents at end of period	$33,263	$23,019

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

Note 2—Interim Financial Information

The accompanying consolidated financial statements for the interim periods ended October 31, 2008 and 2007 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.

Note 3—Segment Information

Our operating units have several economic characteristics and attributes, including similar products, distribution patterns and classes of customers. As a result, we aggregate our operating units into four geographic operating segments related to the manufacturing, distribution and servicing of material handling load engagement products. We evaluate the performance of each of our operating segments based on operating income, which consists of income before interest, foreign currency losses and income taxes. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies contained in Note 2 of our consolidated financial statements included in our Form 10-K for the fiscal year ended January 31, 2008.

Revenues and operating results are classified according to the country of origin. Transfers between areas represent sales between our geographic operating segments. The costs of our corporate office are included in North America. Identifiable assets are attributed to the geographic location in which they are located. Net sales and transfers, operating results and identifiable assets by geographic operating segment were as follows (in thousands):

Segment Information

(In thousands)

	Three Months Ended October 31
2008	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Net sales	$69,692	$42,144	$17,291	$10,007	$—	$139,134
Transfers between areas	7,696	460	199	6,701	(15,056)	—

Net sales and transfers	$77,388	$42,604	$17,490	$16,708	$(15,056)	$139,134

Gross profit	$24,355	$6,693	$3,640	$4,811		$39,499
Selling and administrative	11,304	6,325	2,206	1,168		21,003
Loss (gain) on disposition of assets, net	15	(61)	44	24		22
Amortization	586	73	—	—		659

Operating income	$12,450	$356	$1,390	$3,619		$17,815

Total assets	$225,190	$127,858	$45,763	$58,204		$457,015
Property, plant and equipment, net	$34,508	$32,966	$7,153	$19,759		$94,386
Capital expenditures	$2,252	$689	$268	$337		$3,546
Depreciation expense	$1,585	$1,292	$116	$464		$3,457

	Three Months Ended October 31
2007	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Net sales	$73,757	$43,408	$15,460	$10,518	$—	$143,143
Transfers between areas	8,940	434	27	5,258	(14,659)	—

Net sales and transfers	$82,697	$43,842	$15,487	$15,776	$(14,659)	$143,143

Gross profit	$28,393	$6,891	$3,966	$4,791		$44,041
Selling and administrative	12,885	6,607	2,129	1,035		22,656
Loss (gain) on disposition of assets, net	10	—	(18)	2		(6)
Amortization	599	165	—	—		764

Operating income	$14,899	$119	$1,855	$3,754		$20,627

Total assets	$241,142	$133,579	$39,216	$47,039		$460,976
Property, plant and equipment, net	$35,233	$38,474	$2,249	$16,622		$92,578
Capital expenditures	$2,505	$1,983	$292	$376		$5,156
Depreciation expense	$1,680	$1,264	$94	$378		$3,416

	Nine Months Ended October 31
2008	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Net sales	$208,853	$139,904	$55,331	$35,016	$—	$439,104
Transfers between areas	24,882	1,484	345	19,532	(46,243)	—

Net sales and transfers	$233,735	$141,388	$55,676	$54,548	$(46,243)	$439,104

Gross profit	$73,148	$21,699	$13,245	$16,456		$124,548
Selling and administrative	35,699	21,950	7,004	3,646		68,299
Loss (gain) on disposition of assets, net	154	(76)	30	59		167
Amortization	1,770	231	—	—		2,001

Operating income (loss)	$35,525	$(406)	$6,211	$12,751		$54,081

Capital expenditures	$5,657	$4,271	$1,173	$2,484		$13,585
Depreciation expense	$4,908	$4,040	$374	$1,344		$10,666

	Nine Months Ended October 31
2007	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Net sales	$219,708	$128,430	$44,346	$29,342	$—	$421,826
Transfers between areas	25,843	1,131	125	11,817	(38,916)	—

Net sales and transfers	$245,551	$129,561	$44,471	$41,159	$(38,916)	$421,826

Gross profit	$85,590	$22,420	$11,145	$13,401		$132,556
Selling and administrative	37,760	19,148	6,132	2,802		65,842
Loss (gain) on disposition of assets, net	(1,184)	8	(35)	33		(1,178)
Amortization	1,826	579	—	1		2,406
Insurance litigation recovery, net	(15,977)	—	—	—		(15,977)

Operating income	$63,165	$2,685	$5,048	$10,565		$81,463

Capital expenditures	$6,006	$3,344	$741	$4,171		$14,262
Depreciation expense	$5,330	$3,724	$291	$960		$10,305

Note 4—Inventories

During the nine months ended October 31, 2008, inventories increased due to material price increases and additional purchases of raw materials made in advance of price increases. Inventories stated at the lower of average cost or market are presented below by major class (in thousands):

	October 31 2008	January 31 2008
Finished goods	$31,759	$31,618
Raw materials and components	60,792	53,431

	$92,551	$85,049

Note 5—Goodwill

During the nine months ended October 31, 2008, goodwill decreased due to fluctuations in foreign currencies. We have no goodwill recorded in China. The following table provides a breakdown of goodwill by geographic region (in thousands):

	October 31 2008	January 31 2008
North America	$91,510	$103,965
Europe	10,122	11,893
Asia Pacific	3,024	2,968

	$104,656	$118,826

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

Our SARS plan permits the issuance of restricted shares of common stock. Upon the granting of restricted stock, common shares are issued to the recipient, but the shares may not be sold, assigned, transferred, pledged, or disposed of by the recipient until vested. Regardless of vesting, restricted shares have full voting rights and any dividends declared will be paid to the restricted stock recipient. Restricted shares vest ratably over a period of three years for officers and four years for directors. The number of restricted shares issued to directors is based on the market value of our shares on the date of grant.

The SARS plan provides for the issuance of a maximum of 750,000 shares of common stock upon the exercise of SARS or issuance of restricted stock. As of October 31, 2008, a total of 246,000 shares of common stock have been issued under the SARS plan, which includes a total of 65,000 shares of restricted stock.

Stock options provide the holder the right to receive our common shares at an established price. We have reserved 1,400,000 shares of common stock under our stock option plan. As of October 31, 2008, a total of 1,090,000 shares have been issued upon the exercise of stock options. No additional stock options can be granted under the terms of the plan. All outstanding stock options vest ratably over a four year period and have a term of ten years.

A summary of the plans’ status at October 31, 2008 together with changes during the nine months then ended are presented in the following tables (in thousands, except per share amounts):

	Stock Options		Stock Appreciation Rights
	Outstanding Awards	Weighted Average Exercise Price Per Share	Outstanding Awards	Weighted Average Exercise Price Per Share
Balance at January 31, 2008	286	$13.39	815	$34.84
Granted	—	—	47	44.24
Exercised	(7)	18.60	—	—
Forfeited	—	—	(56)	41.16

Balance at October 31, 2008	279	$13.26	806	$34.95

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock at January 31, 2008	42	$73.73
Granted	23	44.24
Vested	(14)	73.73
Forfeited	—	—

Unvested restricted stock at October 31, 2008	51	$60.51

We calculate share-based compensation cost for stock options and SARS using the Black-Scholes option pricing model. The range of assumptions used to compute share-based compensation are as follows:

	Granted in Fiscal 2009	Granted Prior to Fiscal 2009
Risk-free interest rate	3.5%	2.3 - 5.1%
Expected volatility	40%	40 - 42%
Expected dividend yield	1.8%	1.0 - 2.8%
Expected life (in years)	6.5	5 - 7
Weighted average fair value at date of grant	$16.71	$4.16 - 33.31

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

As of October 31, 2008, there was $6.6 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the plans, which is expected to be recognized over a weighted average period of 2.0 years. The following table represents as of October 31, 2008 the share-based compensation costs to be recognized in future periods (in thousands) for awards granted to date:

Fiscal Year	Amount
2009*	1,149
2010	3,327
2011	1,518
2012	519
2013	90

$6,603

*	Represents last three months of fiscal 2009.

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

Our specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision affecting our Fairview, Oregon manufacturing facility. The Records of Decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted since 1996 and current estimates provide for some level of activity to continue through 2019. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. The recorded liability for ongoing remediation activities at our Fairview facility was $4.0 million and $4.8 million at October 31, 2008 and January 31, 2008, respectively.

Springfield, Ohio

In 1994, we entered into a consent order with the Ohio Environmental Protection Agency, which required the installation of remediation systems for the cleanup of groundwater contamination at our Springfield, Ohio facility. The current estimate is that the remediation activities will continue through 2013. The recorded liability for ongoing remediation activities in Springfield was $804,000 at October 31, 2008 and $900,000 at January 31, 2008.

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

Note 8—Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended October 31		Nine Months Ended October 31
	2008	2007	2008	2007
Basic earnings per share:
Net income	$10,415	$12,420	$31,768	$51,360

Weighted average shares of common stock outstanding	10,801	11,965	10,792	11,954

	$0.96	$1.04	$2.94	$4.30
Diluted earnings per share:
Net income	$10,415	$12,420	$31,768	$51,360

Weighted average shares of common stock outstanding	10,801	11,965	10,792	11,954
Dilutive effect of stock awards	300	426	315	533

Diluted weighted average shares of common stock outstanding	11,101	12,391	11,107	12,487

	$0.94	$1.00	$2.86	$4.11

Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and stock appreciation rights and the amount of unvested restricted stock. Unexercised SARS as of October 31, 2008 totaling 104,000 awards and unvested restricted stock as of October 31, 2008 totaling 26,000 shares were excluded from the fiscal 2009 three months and nine months calculations of diluted earnings per share because they were antidilutive. The remaining SARS, restricted stock and stock options were included in our calculation of incremental shares because they are dilutive.

Note 9—Supplemental Cash Flow Information

The following table presents information that supplements the consolidated statements of cash flow (in thousands):

	For the Nine Months Ended October 31
	2008	2007
Cash paid during the period for:
Interest	$3,622	$2,650
Income taxes	$14,383	$20,825
Supplemental disclosure of investing activities:
Business acquistions:
Accounts receivable and other assets	$—	$935
Inventories	—	818
Property, plant and equipment	—	296
Goodwill	—	6,423
Intangible asset - customer relationships	—	5,400
Intangible asset - intellectual property and other	—	1,900
Accounts payable and other liabilities assumed	—	(708)
Notes payable assumed	—	(931)
Deferred income taxes	—	(2,604)

Net cash paid for acquisitions	$—	$11,529

Note 10—Benefit Plans

The following table represents the net periodic cost related to our defined benefit plans in England and France and our postretirement health benefit plan in the United States (in thousands):

	Defined Benefit Three Months Ended October 31		Postretirement Benefit Three Months Ended October 31
	2008	2007	2008	2007
Net periodic benefit cost:
Service cost	$5	$15	$26	$30
Interest cost	133	133	108	106
Expected return on plan assets	(118)	(130)	—	—
Recognized prior service cost	—	—	(19)	(19)
Recognized net actuarial loss	20	22	1	48

	$40	$40	$116	$165

	Defined Benefit Nine Months Ended October 31		Postretirement Benefit Nine Months Ended October 31
	2008	2007	2008	2007
Net periodic benefit cost:
Service cost	$17	$44	$78	$90
Interest cost	426	393	324	317
Expected return on plan assets	(380)	(382)	—	—
Recognized prior service cost	—	—	(57)	(57)
Recognized net actuarial loss	66	66	3	144

	$129	$121	$348	$494

Note 11—Recent Accounting Pronouncements

SFAS 157 – In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 provides a common definition of fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. In February 2008, the FASB issued final Staff Positions that will (1) defer the effective date of this statement for one year for certain nonfinancial assets and nonfinancial liabilities and (2) remove certain leasing transactions from the scope of the statement. We applied SFAS 157 to all other fair value measurements effective February 1, 2008. The adoption of SFAS 157 did not have a material impact on our financial statements.

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

FSP 157-3 – In October 2008, the FASB issued FASB Staff Position No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance. We adopted FSP 157-3 for the period ended October 31, 2008. The adoption did not have a material impact on our financial statements.

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

	2008	2007
Balance at January 31	$1,900	$1,754
Accruals for warranties issued during the period	1,487	1,929
Settlements during the period	(1,677)	(1,922)
Foreign currency changes	(253)	136

Balance at October 31	$1,457	$1,897

Note 13—Accumulated Other Comprehensive Income

During the nine months ended October 31, 2008, accumulated other comprehensive income decreased due to fluctuations in foreign currencies, primarily the Euro, British Pound and Canadian dollar. The following table presents the changes in and the components of accumulated other comprehensive income (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
Balance at January 31, 2008	$37,492	$(1,819)	$35,673
Currency translation adjustment	(25,059)	309	(24,750)

Balance at October 31, 2008	$12,433	$(1,510)	$10,923

Note 14—Income Taxes

As of October 31, 2008 our liability for uncertain tax positions under FASB Interpretation No. 48 (FIN 48) was $1.2 million. There were no material changes in unrecognized tax benefits during the current period. The reserve for unrecognized tax benefits as of October 31, 2008 included an accrual for interest and penalties of $166,000.

We are subject to taxation primarily in the U.S., Canada and China, as well as various state and other foreign jurisdictions. The Internal Revenue Service (IRS) is currently reviewing our U.S. income tax return for fiscal years 2004—2007. The IRS has proposed an adjustment of $5 million related to interest deductions reported on tax returns for the 2004 and 2005 tax years. These adjustments would result in an additional federal and state tax liability of approximately $1.8 million. We are in the process of appealing the issue with the IRS and have determined that we will more-likely-than-not prevail on the issue. No amount has been recorded in our financial statements as of October 31, 2008 related to this matter. As of October 31, 2008, we remain subject to examination in various state and foreign jurisdictions for the 1998-2007 tax years.

Note 15—Gain on Sale of Assets

During the second quarter of fiscal 2008, we recognized a $1.1 million gain on the sale of land in Fairview, Oregon.

Note 16 – Acquisitions

During the second quarter of fiscal 2008, we purchased 100% of the stock of American Compaction Equipment, Inc., a manufacturer of construction attachments located in San Juan Capistrano, California. The total purchase price was approximately $11.5 million, net of assumed liabilities. Results of operations for American Compaction Equipment, Inc. have been included in our consolidated financial statements since the acquisition date of May 1, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our businesses globally manufacture and distribute material handling load engagement products primarily for the lift truck industry and to a lesser extent the construction industry. We operate in four geographic segments: North America, Europe, Asia Pacific and China. All references to fiscal periods are defined as the period ended October 31, 2007 (fiscal 2008) and the period ended October 31, 2008 (fiscal 2009).

RECENT TRENDS AND DEVELOPMENTS AFFECTING OUR RESULTS

Global Economic Conditions

The biggest challenge facing us is the effect of the global economic slowdown, which resulted in a drop in demand for lift trucks and our products globally. Below is a summary of the current impact on our business:

•	During the first three quarters of fiscal 2009 our sales in North America were down 5% compared to the prior year.

•	Third quarter sales in Europe and China were down 3% and 15%, respectively, after posting increases of 2% and 23%, respectively, in the first six months of the year.

•

Lift truck orders globally have declined in the third quarter compared to the prior year. October 2008 monthly order rates reflect decreases in North America, Europe, Asia Pacific and China of 39%, 30%, 29% and 14%, respectively. The current level of lift truck orders in North America represents a decline to order levels last experienced in 2001.

•

Due to lower sales volumes we have taken steps to manage costs through pay and hiring freezes and reduction of spending levels. We are continuing to look for additional opportunities to reduce both production and administrative costs.

•

We have reduced personnel levels at locations where business is not expected to return to reasonable levels in the near term. These reductions have occurred throughout North America and include workforce reductions as part of our European reorganization, which is discussed in more detail below. Since the beginning of the year our global workforce has been reduced by 7%.

•	While we have seen a recent stabilization of material costs, we are still working to achieve gross margins comparable to the prior year in the face of decreased sales volumes.

•	We expect decreased demand for our products to continue for the remainder of fiscal 2009 and in fiscal 2010.

European Business

We are continuing with the reorganization of our European business, which includes the rationalization of our European production capacity and efforts to transition our European factories to our North American operating model and fully implement “Lean Principles” throughout the organization.

We have taken further steps in the third quarter with a reduction of our workforce in Hagen, Germany. This reduction along with the previously announced reductions in The Netherlands total 10% of our European workforce. We have incurred severance and other costs of approximately $1.3 million and $1.8 million in the third quarter and first nine months of fiscal 2009, respectively, related to our reorganization activities. We will be making other operational and reorganization changes which will result in additional costs of approximately $7 million in the upcoming quarters.

We are seeing gradual improvements over time as a result of the reorganization that is in process. Improving operational performance in Europe, the world’s largest lift truck market, remains a high priority.

COMPARISON OF THIRD QUARTER OF FISCAL 2009 AND FISCAL 2008

Executive Summary

	Three Months Ended October 31		Change	Change %
	2008	2007
	(In thousands except per share amounts)
Net sales	$139,134	$143,143	$(4,009)	(3%)
Operating income	$17,815	$20,627	$(2,812)	(14%)
Net income	$10,415	$12,420	$(2,005)	(16%)
Diluted earnings per share	$0.94	$1.00	$(0.06)	(6%)

The following are financial highlights for the third quarter of fiscal 2009:

•

Net sales, excluding the impact of foreign currencies, decreased 3% during fiscal 2009 due to the global economic slowdown. Lower sales volumes in North America, Europe and China offset the strength of the Asia Pacific market.

•

Our consolidated gross profit percentage decreased to 28% in fiscal 2009 from 31% in fiscal 2008 primarily as a result of material price increases experienced in all geographic segments and lower sales volumes. The third quarter gross profit percentage is consistent with the first two quarters of fiscal 2009.

North America

	Three Months Ended October 31				Change	Change %
	2008	%	2007	%
	(In thousands)
Net sales	$69,692	90%	$73,757	89%	$(4,065)	(6%)
Transfers between areas	7,696	10%	8,940	11%	(1,244)	(14%)

Net sales and transfers	77,388	100%	82,697	100%	(5,309)	(6%)
Cost of goods sold	53,033	69%	54,304	66%	(1,271)	(2%)

Gross profit	24,355	31%	28,393	34%	(4,038)	(14%)
Selling and administrative	11,304	14%	12,885	15%	(1,581)	(12%)
Loss on disposition of assets, net	15	—	10	—	5	—
Amortization	586	1%	599	1%	(13)	(2%)

Operating income	$12,450	16%	$14,899	18%	$(2,449)	(16%)

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$(3,609)	(5%)
Foreign currency change	(456)	(1%)

Total	$(4,065)	(6%)

The following are financial highlights for North America for the third quarter of fiscal 2009. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales decreased 5% primarily as a result of lower sales volumes due to the general economic downturn, which was partially offset by sales price increases. Third quarter North America lift truck industry shipments from 2008 to 2009 decreased 12%. We have found that lift truck industry statistics provide an indication of the direction of our business activity. However, changes in our net sales do not correspond directly to the percentage changes in lift truck industry shipments, because certain industry sectors of the economy use our products more than others.

•

Our gross profit percentage decreased 3% during fiscal 2009 due to higher material costs, changes in product mix, lower sales volumes and new product introduction costs, which were partially offset by sales price increases. The current quarter gross profit percentage is consistent with the first two quarters of fiscal 2009.

•	Selling and administrative costs decreased 11% during the current year due to a reduction in personnel, consulting and other general costs.

Europe

	Three Months Ended October 31				Change	Change %
	2008	%	2007	%
	(In thousands)
Net sales	$42,144	99%	$43,408	99%	$(1,264)	(3%)
Transfers between areas	460	1%	434	1%	26	6%

Net sales and transfers	42,604	100%	43,842	100%	(1,238)	(3%)
Cost of goods sold	35,911	84%	36,951	84%	(1,040)	(3%)

Gross profit	6,693	16%	6,891	16%	(198)	(3%)
Selling and administrative	6,325	15%	6,607	16%	(282)	(4%)
Gain on disposition of assets, net	(61)	—	—	—	(61)	—
Amortization	73	—	165	—	(92)	(56%)

Operating income	$356	1%	$119	0%	$237	199%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$(1,213)	(3%)
Foreign currency change	(51)	0%

Total	$(1,264)	(3%)

The following summarizes Europe’s financial results for the third quarter of fiscal 2009. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales decreased 3%, primarily as a result of weakening economic conditions in Europe. Although lift truck industry shipments increased 11% in the current year, recent European lift truck industry order rates are down 30% and appear to be more reflective of the current economic conditions.

•

Our current year gross profit percentage is consistent with the prior year at 16%. We have been able to mitigate the impact of material cost increases with sales price increases and more efficient manufacturing as a result of cost reductions. The current quarter gross profit reflects approximately $1 million of costs related to our European restructuring.

•

Selling and administrative expenses decreased 5% due to lower personnel, selling, and other general costs. Included in the current quarter is approximately $270,000 of costs related to our European restructuring.

•

Overall we are starting to see positive signs in parts of our European business as a result of the restructuring. Operating income has increased even with the inclusion of $1.3 million of restructuring costs in the current year.

Asia Pacific

	Three Months Ended October 31				Change	Change %
	2008	%	2007	%
	(In thousands)
Net sales	$17,291	99%	$15,460	100%	$1,831	12%
Transfers between areas	199	1%	27	—	172	637%

Net sales and transfers	17,490	100%	15,487	100%	2,003	13%
Cost of goods sold	13,850	79%	11,521	74%	2,329	20%

Gross profit	3,640	21%	3,966	26%	(326)	(8%)
Selling and administrative	2,206	13%	2,129	14%	77	4%
Loss (gain) on disposition of assets, net	44	—	(18)	—	62	—

Operating income	$1,390	8%	$1,855	12%	$(465)	(25%)

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$2,225	14%
Foreign currency change	(394)	(2%)

Total	$1,831	12%

The following are financial highlights for Asia Pacific for the third quarter of fiscal 2009. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales increased 14% due to higher shipping volumes as a result of strong business activity in Korea and Australia. Lift truck industry shipments in Asia Pacific increased 9% in fiscal 2009 compared to fiscal 2008.

•	Our gross profit percentage in Asia Pacific decreased 5% due to material cost increases, fluctuations in foreign currency rates and increased sales of lower margin products.

•

Selling and administrative costs increased 6% due to higher personnel, marketing and other general expenses. However, as a percentage of net sales and transfers, selling and administrative costs decreased from 14% in fiscal 2008 to 13% in fiscal 2009.

China

	Three Months Ended October 31				Change	Change %
	2008	%	2007	%
	(In thousands)
Net sales	$10,007	60%	$10,518	67%	$(511)	(5%)
Transfers between areas	6,701	40%	5,258	33%	1,443	27%

Net sales and transfers	16,708	100%	15,776	100%	932	6%
Cost of goods sold	11,897	71%	10,985	70%	912	8%

Gross profit	4,811	29%	4,791	30%	20	—
Selling and administrative	1,168	7%	1,035	6%	133	13%
Loss on disposition of assets, net	24	—	2	—	22	—

Operating income	$3,619	22%	$3,754	24%	$(135)	(4%)

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$(1,561)	(15%)
Foreign currency change	1,050	10%

Total	$(511)	(5%)

The following are financial highlights for China for the third quarter of fiscal 2009. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales decreased 15% due to a general slowdown in the Chinese economy, which included a decline in the lift truck industry. For the current year third quarter, lift truck industry shipments in China have decreased 1%. It is difficult to determine whether we have lost market share during the quarter, although we are seeing increased competition in this market.

•	Transfers to other Cascade geographic areas increased during fiscal 2009 due to the export of Chinese-made products to Europe and Asia Pacific.

•

The gross profit percentage decreased 1% due to material cost increases, changes in product mix and higher intercompany transfers, which carry lower gross margins. Price increases implemented during the current year helped to mitigate these factors.

•	Selling and administrative costs increased 3%, due to marketing, consulting and other general costs.

Non-Operating Items

The following are financial highlights for non-operating items during the third quarter of fiscal 2009:

•

Interest expense increased $273,000 during fiscal 2009 primarily due to additional borrowings as a result of our share repurchase program and our inventory increase. This was offset by a lower effective interest rate during the current year.

•

Foreign currency losses increased $1 million during fiscal 2009 primarily due to foreign currency changes. This is a result of significant changes in foreign currency rates for the Euro, British Pound, Canadian dollar, Korean Won and Australian dollar against the U.S. dollar.

•

The effective tax rate decreased from 35% in the prior year to 30% in the third quarter of fiscal 2009. The current quarter rate reflects the benefit of an income tax refund received in China related to a non-recurring tax exemption.

Lift Truck Market Outlook

Based on our review of industry data and general economic conditions, we believe the global lift truck market and our sales will be down as much as 30% for the remainder of fiscal 2009 and in fiscal 2010.

Additional information on lift truck industry trends can be found at www.cascorp.com/investor/industrytrends. This website address is intended to provide an inactive, textual reference only. The information at this website is not a part of this Form 10-Q and is not incorporated by reference.

COMPARISON OF THE FIRST NINE MONTHS OF FISCAL 2009 AND FISCAL 2008

Executive Summary

	Nine Months Ended October 31		Change	Change %
	2008	2007
	(In thousands except per share amounts)
Net sales	$439,104	$421,826	$17,278	4%
Operating income	$54,081	$81,463	$(27,382)	(34%)
Net income	$31,768	$51,360	$(19,592)	(38%)
Diluted earnings per share	$2.86	$4.11	$(1.25)	(30%)

During the first quarter of fiscal 2008 we settled an insurance litigation matter which accounted for a $16 million increase to operating income and a $10 million after tax increase to net income. We believe the exclusion of the insurance litigation recovery provides a more appropriate comparison with the current year results:

	Nine Months Ended October 31		Change	Change %
	2008	2007
	(In thousands except per share amounts)
Net of insurance litigation recovery:
Operating income	$54,081	$65,486	$(11,405)	(17%)
Net income	$31,768	$41,334	$(9,566)	(23%)
Diluted earnings per share	$2.86	$3.31	$(0.45)	(14%)

The calculation of operating income, net income and diluted earnings per share, excluding the insurance litigation recovery settlement is as follows (in thousands, except per share amounts):

Nine months ended October 31, 2007
Operating income as reported	$81,463
Less: insurance litigation recovery	(15,977)

Adjusted operating income, excluding insurance litigation recovery	$65,486

Net income as reported	$51,360
Less: insurance litigation recovery, net of income taxes of $5,951	(10,026)

Adjusted net income, excluding insurance litigation recovery	$41,334

Diluted weighted average shares outstanding	12,487

Diluted earnings per share, excluding insurance litigation recovery	$3.31

The following are financial highlights for the first nine months of fiscal 2009:

•

During the current year consolidated net sales were essentially flat, excluding the impact of foreign currency changes. The strength of markets in Asia Pacific, China and Europe were offset by a weaker North American market. Global lift truck shipments increased 10% compared to fiscal 2008.

•	Our consolidated gross profit percentage decreased to 28% in fiscal 2009 from 31% in fiscal 2008 primarily as a result of significant material price increases experienced in all geographic segments.

North America

	Nine Months Ended October 31				Change	Change %
	2008	%	2007	%
	(In thousands)
Net sales	$208,853	89%	$219,708	89%	$(10,855)	(5%)
Transfers between areas	24,882	11%	25,843	11%	(961)	(4%)

Net sales and transfers	233,735	100%	245,551	100%	(11,816)	(5%)
Cost of goods sold	160,587	69%	159,961	65%	626	—

Gross profit	73,148	31%	85,590	35%	(12,442)	(15%)
Selling and administrative	35,699	15%	37,760	15%	(2,061)	(5%)
Loss (gain) on disposition of assets, net	154	—	(1,184)	—	1,338	—
Amortization	1,770	1%	1,826	1%	(56)	(3%)
Insurance litigation recovery, net	—	—	(15,977)	(7%)	15,977	—

Operating income	$35,525	15%	$63,165	26%	$(27,640)	(44%)

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$(11,640)	(5%)
Foreign currency change	785	0%

Total	$(10,855)	(5%)

The following are financial highlights for North America for the first nine months of fiscal 2009. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales decreased 5% primarily as a result of lower sales volumes due to the general economic downturn, which was partially offset by sales price increases. North America lift truck industry shipments from 2008 to 2009 decreased 10%. We have found that lift truck industry statistics provide an indication of the direction of our business activity. However, changes in our net sales do not correspond directly to the percentage changes in lift truck industry shipments, because certain industry sectors of the economy use our products more than others.

•

Our gross profit percentage decreased 4% during fiscal 2009, due to higher material costs, changes in product mix, lower sales volumes, new product introduction costs and other cost increases, which were partially offset by sales price increases. Our gross profit percentage has been consistent each quarter during the current year.

•	Selling and administrative costs decreased 6% during the current year due to a reduction in personnel, consulting and other general costs.

•	During the second quarter of fiscal 2008, we realized a $1.1 million pre-tax gain on the sale of land in Fairview, Oregon.

•

During the first quarter of fiscal 2008, we entered into a settlement agreement with Employers Reinsurance Corporation with respect to litigation to recover various expenses incurred in connection with environmental and related proceedings. The recovery from this settlement was $16.0 million, net of expenses.

Europe

	Nine Months Ended October 31				Change	Change %
	2008	%	2007	%
	(In thousands)
Net sales	$139,904	99%	$128,430	99%	$11,474	9%
Transfers between areas	1,484	1%	1,131	1%	353	31%

Net sales and transfers	141,388	100%	129,561	100%	11,827	9%
Cost of goods sold	119,689	85%	107,141	83%	12,548	12%

Gross profit	21,699	15%	22,420	17%	(721)	(3%)
Selling and administrative	21,950	15%	19,148	15%	2,802	15%
Loss (gain) on disposition of assets, net	(76)	—	8	—	(84)	—
Amortization	231	—	579	—	(348)	(60%)

Operating income (loss)	$(406)	0%	$2,685	2%	$(3,091)	(115%)

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$1,226	1%
Foreign currency change	10,248	8%

Total	$11,474	9%

The following summarizes the financial results for Europe for the first nine months of fiscal 2009. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales increased 1%, primarily due to price increases. During the last two quarters net sales were below the prior year. Lift truck industry shipments for the same period increased 14%. Given current industry statistics, we may have lost some market share in Europe.

•

The 2% decrease in current year gross profit percentage is primarily due to material cost increases, which were only partially offset by sales price increases and the benefits of lower production costs. The current year gross profit reflects approximately $1 million of costs related to our European restructuring.

•

Selling and administrative expenses increased 6%, because of higher marketing, personnel and other general costs. Included in the current year is approximately $760,000 of costs related to our European restructuring. As a percentage of net sales and transfers, selling and administrative costs remained consistent at 15%.

Asia Pacific

	Nine Months Ended October 31				Change	Change %
	2008	%	2007	%
	(In thousands)
Net sales	$55,331	99%	$44,346	100%	$10,985	25%
Transfers between areas	345	1%	125	—	220	176%

Net sales and transfers	55,676	100%	44,471	100%	11,205	25%
Cost of goods sold	42,431	76%	33,326	75%	9,105	27%

Gross profit	13,245	24%	11,145	25%	2,100	19%
Selling and administrative	7,004	13%	6,132	14%	872	14%
Loss (gain) on disposition of assets, net	30	—	(35)	—	65	—

Operating income	$6,211	11%	$5,048	11%	$1,163	23%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$9,096	21%
Foreign currency change	1,889	4%

Total	$10,985	25%

The following are financial highlights for Asia Pacific for the first nine months of fiscal 2009. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales increased 21% due to higher shipping volumes as a result of strong lift truck markets and the production of additional products in China for sale in this region. Lift truck industry shipments in Asia Pacific increased 13% in fiscal 2009 compared to fiscal 2008.

•	Our gross profit percentage in Asia Pacific decreased 1% due to increased sales of lower margin products, which were partially offset by benefits of sourcing lower cost product from China.

•

Selling and administrative costs increased 8% due to higher personnel, marketing, and other general costs. As a percentage of net sales and transfers, selling and administrative costs decreased from 14% in fiscal 2008 to 13% in fiscal 2009.

China

	Nine Months Ended October 31				Change	Change %
	2008	%	2007	%
	(In thousands)
Net sales	$35,016	64%	$29,342	71%	$5,674	19%
Transfers between areas	19,532	36%	11,817	29%	7,715	65%

Net sales and transfers	54,548	100%	41,159	100%	13,389	33%
Cost of goods sold	38,092	70%	27,758	67%	10,334	37%

Gross profit	16,456	30%	13,401	33%	3,055	23%
Selling and administrative	3,646	7%	2,802	7%	844	30%
Loss on disposition of assets, net	59	—	33	—	26	—
Amortization	—	—	1	—	(1)	—

Operating income	$12,751	23%	$10,565	26%	$2,186	21%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$2,777	9%
Foreign currency change	2,897	10%

Total	$5,674	19%

The following are financial highlights for China for the first nine months of fiscal 2009. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 9% as a result of our capacity expansion in China and the growth in the lift truck industry. Lift truck industry shipments in China have increased 15% in the current year.

•	Transfers to other Cascade geographic areas increased during fiscal 2009, due to the export of Chinese-made products to Europe and Asia Pacific.

•

The gross profit percentage decreased 3% due to material price increases, changes in product mix and higher intercompany transfers, which carry lower gross margins. Price increases implemented during the current year helped to mitigate these factors.

•

Selling and administrative costs increased 20%, due to marketing, consulting and other additional costs to support our expanded operations in China. As a percentage of net sales and transfers, selling and administrative costs remained consistent at 7%.

Non-Operating Items

The following are financial highlights for non-operating items during the first nine months of fiscal 2009:

•

Interest expense increased $597,000 during fiscal 2009 primarily due to additional borrowings as a result of our share repurchase program and our inventory increase. This was offset by a lower effective interest rate during the current year.

•

Foreign currency losses increased $1.3 million during fiscal 2009 primarily due to foreign currency changes. This is a result of significant changes in foreign currency rates for the Euro, British Pound, Canadian dollar, Korean Won and Australian dollar.

•

The effective tax rate is slightly higher in the first nine months of fiscal 2009 compared to the prior year. Our rate in both periods has been negatively impacted by the recording of additional valuation allowances related to pre-tax losses in Europe. Valuations allowances related to pre-tax losses increased $1.9 million and $1.5 million in the first nine months of 2009 and 2008, respectively.

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the nine months ended October 31, 2008 and October 31, 2007 by classifying transactions into three major categories of activities: operating, investing and financing.

Operating

Our primary source of liquidity is cash generated from operating activities. The major operating activity is net income adjusted for changes in working capital and non-cash operating items such as depreciation, amortization and share-based compensation.

Net cash provided by operating activities decreased $21.6 million during the first nine months of fiscal 2009 compared to the prior year. The following are the major differences between the current and prior year operating activities:

•	During fiscal 2008, net income was significantly higher due to the insurance litigation settlement.

•

During the current year, accounts receivable increased $5.1 million compared to an increase of $13.6 million in the prior year. The smaller increase in the current year is due in part to lower sales in the third quarter of fiscal 2009 and our emphasis on collections during the current year.

•	Accounts payable decreased during the current year as a result of fewer inventory purchases in the third quarter of the current year.

Overall our inventory in fiscal 2009 has continued to increase primarily as a result of increasing material costs, additional inventories of product produced in China and additional material purchases made in advance of price increases. With a stabilization of material prices we have eliminated most advance purchases and anticipate a reduction in inventory levels in the coming quarters.

Investing

Our primary investing activity is capital expenditures, which are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Capital expenditures by geographic segments were as follows (in thousands):

	Three Months Ended October 31		Nine Months Ended October 31
	2008	2007	2008	2007
North America	$2,252	$2,505	$5,657	$6,006
Europe	689	1,983	4,271	3,344
Asia Pacific	268	292	1,173	741
China	337	376	2,484	4,171

	$3,546	$5,156	$13,585	$14,262

The following are investing activity highlights during the first nine months of fiscal 2009 and 2008:

•

China’s capital expenditures in fiscal 2008 relate primarily to the completion of two new manufacturing facilities. China’s capital expenditures in fiscal 2009 relate to equipment upgrades and work on a building to manufacture construction attachments.

•

The increase in capital expenditures in Europe during the current year relates primarily to costs for equipment associated with the planned introduction of new products and more efficient production methods.

•	Capital expenditures in North America during fiscal 2009 is consistent with the prior year. The majority of these costs relate to equipment and tooling replacements.

•	We expect capital expenditures for the remainder of fiscal 2009 to be approximately $4 million. We believe this level of capital expenditures is sufficient to meet operational requirements.

•

During the second quarter of fiscal 2008 we purchased 100% of the stock of American Compaction Equipment, Inc., a manufacturer of construction attachments located in San Juan Capistrano, California for $11.5 million, net of assumed liabilities.

Financing

The following are major financing activities during the first nine months of fiscal 2009 and fiscal 2008:

•

During fiscal 2009, net borrowings were $4.2 million, compared to net borrowings of $9.9 million during fiscal 2008. The additional borrowings in the prior year are a result of our share repurchase program, which was partially offset by a higher level of net income.

•	We concluded our share repurchase program at the beginning of the first quarter of fiscal 2009. In total, we repurchased 2,435,000 shares of common stock for $130 million over 18 months.

•	We declared dividends of $0.58 and $0.52 per share during the first nine months of fiscal 2009 and 2008, respectively.

•	The issuance of common stock related to the exercise of share-based awards generated $130,000 and $3.8 million of cash for the first nine months of fiscal 2009 and 2008, respectively.

FINANCIAL CONDITION AND LIQUIDITY

The following are highlights regarding our financial condition and liquidity for the first nine months of fiscal 2009:

•

Our working capital, defined as current assets less current liabilities, increased from $152.0 million at January 31, 2008 to $173.8 million at October 31, 2008. Our current ratio increased from 3.4 to 1 at January 31, 2008 to 4.1 to 1 at October 31, 2008. The increases are due to increases in inventory and cash and a decrease in accounts payable and other accrued expenses.

•	Total outstanding debt, including notes payable to banks, increased from $110.7 million at January 31, 2008 to $115 million at October 31, 2008.

•

Borrowing arrangements currently in place, with Bank of America and Union Bank of California, provide lines of credit totaling $146.3 million, of which $106 million was outstanding and an additional $3.1 million was used to issue letters of credit at October 31, 2008. The borrowings available under the line of credit decreases $1.25 million quarterly through the debt expiration date of December 7, 2011. The interest rate on the lines of credit, which is currently based on LIBOR plus a margin of 1%, was 2.50% and 4.66% at October 31, 2008 and January 31, 2008, respectively. The lines of credit contain certain covenants relating to net worth and leverage ratios. We were in compliance with these covenants at October 31, 2008.

•

Borrowings under notes payable to banks, which includes overdrafts and short-term lines of credit, increased $2.3 million from January 31, 2008 to October 31, 2008. The average interest rate on these notes was 2.8% and 4.3% at October 31, 2008 and January 31, 2008, respectively.

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

OTHER MATTERS

The following table represents the percentage change from January 31, 2008 to October 31, 2008, in the end of month foreign currency rates compared to the U.S. dollar used by our significant operations. As a result of these changes, foreign currency translation adjustments decreased shareholders’ equity by $24.8 million during the first nine months of fiscal 2009.

Currency	Change %
Euro	(14%)
British Pound	(19%)
Canadian Dollar	(17%)
Chinese Yuan	5%

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

OFF BALANCE SHEET ARRANGEMENTS

At October 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 157 – In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 provides a common definition of fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. In February 2008, the FASB issued final Staff Positions that will (1) defer the effective date of this statement for one year for certain nonfinancial assets and nonfinancial liabilities and (2) remove certain leasing transactions from the scope of the statement. We applied SFAS 157 to all other fair value measurements effective February 1, 2008. The adoption of SFAS 157 did not have a material impact on our financial statements.

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

FSP 157-3 – In October 2008, the FASB issued FASB Staff Position No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance. We adopted FSP 157-3 for the period ended October 31, 2008. The adoption did not have a material impact on our financial statements.

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

The table below illustrates the hypothetical increase in net sales for the third quarter of fiscal 2009 resulting from a 10% weaker U.S. dollar during the quarter, measured against foreign currencies that affect our operations (in millions):

Euro	$3.3
Chinese yuan	1.0
British pound	0.8
Japanese yen	0.7
Canadian dollar	0.7
Other currencies (representing 8% of consolidated net sales)	1.1

A 10% weaker U.S. dollar during the quarter, measured against foreign currencies that affect our operations, would have increased our operating income by $1.2 million. The majority of this increase would be the result of the Chinese yuan ($331,000) and Canadian dollar ($663,000).

We enter into foreign currency forward exchange contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The principal currencies hedged are denominated in Japanese yen, Canadian dollars, Euros, Chinese yuan, Swedish krona and British pounds. Our foreign currency forward exchange contracts have terms lasting up to three months, but generally less than one month. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

A majority of our products are manufactured using steel as the primary raw material and steel based components as purchased parts. As such, our cost of goods sold is sensitive to fluctuations in steel prices, either directly through the purchase of steel as raw material or indirectly through the purchase of steel based components. Presuming that the full impact of commodity steel cost increases is reflected in all steel and steel based component purchases, we estimate our gross profit percentage sensitivity to be approximately 0.3% for each 1.0% increase in commodity steel cost without offsetting sales price increases. Based on our statement of income for the quarter ended October 31, 2008, a 1% increase in commodity steel costs would have decreased consolidated gross profit by approximately $400,000.

During the third quarter of fiscal 2009, we experienced some stabilization in prices for steel and steel components, which comprise approximately 40% of our total product cost. We have continued to move aggressively to offset prior price increases through a variety of means, including sales price increases, cost reduction activities and alternative sourcing arrangements. Unfortunately, we have been unable to mitigate the full impact of material cost increases, resulting in some erosion of gross profit.

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

The majority of our debt as of October 31, 2008 has a variable interest rate, which is currently based on LIBOR plus a margin of 1%. During the quarter ended October 31, 2008, our interest rate on our debt fluctuated between 2% and 6% due to fluctuations in the LIBOR rate. Based on the average outstanding balance of our variable rate debt during the quarter, a 1% increase in our interest rate would result in a $1.1 million increase in annual interest expense.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the three months ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
December 5, 2008

/s/ JOSEPH G. POINTER
Joseph G. Pointer
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.