Form 10-K
period 2009-01-31
CASCADE CORP
filed 2009-04-06
CIK 18061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of July 31, 2008 was $476,209,016, based on the closing sale price of the common stock on the New York Stock Exchange on that date.

The number of shares outstanding of the registrant’s common stock as of March 11, 2009 was 10,852,530.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be filed within 120 days after the registrant’s fiscal year end of January 31, 2009, to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held June 2, 2009 are incorporated by reference into Part III.

NOTE: All references to fiscal years are defined as year ended January 31, 2009 (fiscal 2009), year ended January 31, 2008 (fiscal 2008) and year ended January 31, 2007 (fiscal 2007).

Forward-looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7) contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross profit, expenses, earnings or losses from operations, synergies or other financial items; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include, but are not limited to:

•	Competitive factors and the cyclical nature of the materials handling industry and lift truck orders;

•	General business and economic conditions globally, in particular North America, Europe, Asia Pacific and China;

•	Effectiveness of our cost reduction initiatives and reorganization plans;

•	Ability to comply with debt covenants;

•	Foreign currency fluctuations;

•	Cost and availability of raw materials;

•	Risks associated with international operations;

•	Levels of construction activity;

•	Environmental matters;

•	Assumptions relating to pension and other postretirement costs;

•	Fluctuations in interest rates;

•	Impact of acquisitions.

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

Our products are primarily manufactured and distributed under the Cascade name and symbol, for which we have secured trademark protection. The primary function of lift truck related products is to provide the lift truck with the capability of engaging, lifting, repositioning, carrying and depositing various types of loads and products. We offer a wide variety of functionally different products, each of which has numerous sizes, models, capacities and optional combinations. Lift truck related products are designed to handle loads with pallets and for specialized application loads without pallets. Examples of specialized products include devices specifically designed to handle loads such as appliances, carpet and paper rolls, baled materials, textiles, beverage containers, drums, canned goods, bricks, masonry blocks, lumber, plywood, and boxed, packaged and containerized products. Certain construction related products allow vehicles such as loaders, backhoes and rough terrain lift trucks to move materials in much the same manner as conventional lift trucks. Our other construction related products are used on excavators and loaders for both conventional and specialized ground engagement applications.

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

See “Recent Trends and Developments Affecting Our Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7) for further discussion on how the economic recession, which accelerated in the fourth quarter of fiscal 2009, is affecting the markets we serve.

Competition

We are one of the leading global independent suppliers of load engagement products for industrial lift trucks. We compete with a number of companies in different parts of the world. Our primary competitor is Bolzoni Auramo, an Italian public company. Most of our remaining competitors are privately-owned companies with a strong presence in local and regional markets. A smaller number of these competitors compete with us globally.

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

Environmental Matters

From time to time, we are the subject of investigations, conferences, discussions and negotiations with various federal, state, local and foreign agencies with respect to cleanup of hazardous waste and compliance with environmental laws and regulations. “Risk Factors” (Item 1A), Notes to Consolidated Financial Statements (Item 8), “Legal Proceedings” (Item 3) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7) contain additional information concerning our environmental matters.

Employees

At March 31, 2009, we had approximately 2,000 full-time employees throughout the world. The majority of these employees are not subject to collective bargaining agreements. We believe our relations with our employees are excellent.

Construction Attachments

We manufacture attachments for construction vehicles at two facilities on the West coast of the United States. The construction attachments are for medium and heavy duty construction vehicles used in a variety of construction markets, including infrastructure, demolition, recycling, forestry, utility and general construction. The prevailing levels of commercial, infrastructure and general construction activity have a significant influence on sales of these products. Housing construction has some overall influence. These products are sold through construction equipment dealers and major equipment manufacturers throughout the western United States. We have approximately 40 employees working to design, manufacture and market these products.

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

In addition to the other information contained in this Form 10-K, the following are certain risks that we believe should be considered carefully in evaluating Cascade’s business. Our business, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks. The risks summarized below do not represent an exhaustive list, and additional risks not presently known to us or that the we currently consider immaterial may also impair our business and operations.

Economic or industry downturns

Our business has historically experienced periodic cyclical downturns generally consistent with economic cycles in the markets in which we operate. The level of sales of our products reflects to a significant extent the capital investment decisions of the customers who buy our products and the lift trucks and other vehicles on which our products are used. These customers have had a tendency to delay capital projects, including the purchase of new equipment or upgrades, during industry or general economic downturns. Past downturns have been characterized by diminished product demand, excess manufacturing capacity and erosion of gross profit and net income. Therefore, a significant downturn in the markets of our customers, including lift truck manufacturers and to a lesser extent construction equipment manufacturers, or in general economic conditions, such as the current global economic recession, will result in a reduction in demand for our products and negatively affect our business.

Fluctuations in raw material costs and availability

To manufacture our products we purchase a variety of raw materials and components. These consist principally of rolled bar, plate and extruded specialty steel products, unfinished castings and forgings, hydraulic cylinders and motors and various hardware items. The price of steel is particularly significant to our manufacturing costs since most of our products are manufactured using specialty steel as a primary raw material and specialty steel based components as purchased parts. As a result, we are exposed to increases in the market prices of raw materials and components. We may not be able to mitigate these increases by changing the selling prices of our products or through other means.

Significant cost decreases in raw materials and components could result in pressure from customers to lower our sales prices. Due to large quantities of raw material on hand at the end of the year, these lower sales prices could result in a write down of inventory costs to market value.

We may also experience shortages of raw materials and purchased parts, which in certain cases are provided by a limited number of suppliers. Shortages may require us to curtail production or to devote additional financial resources to maintaining inventories of raw materials and purchased parts in excess of our normal requirements.

Credit and Equity Markets

Our results of operations are materially affected by the conditions in the global economy. The current global financial crisis has caused extreme volatility and disruptions in the capital and credit markets, principally in the U.S. and Europe. These conditions have decreased availability of liquidity and credit capacity for certain issuers and customers.

Although we generally generate funds from our operations to pay our operating expenses, fund our capital expenditures, pay dividends and fund our employee retirement benefit programs, our ability to continue to meet these cash requirements over the long-term will require substantial liquidity and access to sources of funds, including capital and credit markets. Changes in global economic conditions, including material cost increases and decreases in economic activity in many of the markets that we serve, and our success in managing cost increases, inventory and other important elements of our business may significantly impact our ability to generate funds from operations. Continuing market volatility, the impact of government intervention in financial markets and general economic conditions may also adversely impact our ability to access capital and credit markets to fund operating needs.

Our line of credit agreement requires us to achieve certain financial and operating results and maintain compliance with specified financial ratios as outlined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition and Liquidity.” Our ability to comply with these provisions will be affected by the depth and duration of the current recession. Failure to comply with the terms of our line of credit agreement could result in a default allowing our lenders to declare all borrowings under the line of credit to be immediately due and payable. This would require us to obtain additional financing or renegotiate the terms of our line of credit agreement. The terms under which we could obtain new or revised financing would likely be less favorable and require higher interest rates, significant fees and tighter restrictions and covenants.

Impact of acquisitions

We have historically expanded our business through acquisitions and expect we will do so in the future if appropriate opportunities arise. If we are not successful in integrating acquisitions, we may not realize the operating results we anticipated at the time of acquisition. In addition, industry downturns in the markets the acquired companies serve and general economic conditions may adversely affect our financial results. Future acquisitions may require us to incur additional debt and contingent liabilities, which may materially and adversely affect our business, operating results, cash flows and financial condition. The acquisition and integration of businesses involve a number of risks, including:

•	Doing business in industries outside the lift truck material handling business;

•	Difficulties in matching the business culture of the acquired business with our culture;

•	Difficulties in the assimilation and retention of employees;

•	Difficulties in retaining customers and integrating customer bases;

•	Diversion of management’s attention from existing operations due to the integration of acquired businesses;

•	Difficulties in integrating operations and systems; and

•	Assumption of unexpected liabilities.

Due to the decreased availability of, and the related high cost in accessing, liquidity and credit in this current volatile credit and capital market, we may, in a bid to conserve cash for operations, undertake acquisitions that would be financed in part through public offerings or private placements of debt or equity securities, or other arrangements. Such acquisition financing could result in a decrease of our ratio of earnings to fixed charges and adversely affect other leverage measures. We cannot guarantee any such acquisition financing would be available to us on acceptable terms if and when required. If we were to undertake an acquisition by issuing equity securities, the issued securities may have a dilutive effect on the interests of the holders of our common shares.

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

•	Foreign currency exchange risks;

•	Imposition of foreign exchange controls;

•	Changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets such as China;

•	Seizure of our property or assets by a foreign government;

•	Tariffs, quotas, other trade protection measures and import or export licensing requirements;

•	Potentially negative consequences from changes in tax laws;

•	Difficulty in staffing and managing global operations;

•	Differing labor regulations;

•	Requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	Restrictions on our ability to own or operate or repatriate profits from our subsidiaries, make investments or acquire new businesses in foreign jurisdictions;

•	Civil unrest or war in any of the countries in which we operate;

•	Unexpected transportation delays or interruptions;

•	Difficulty in enforcement of contractual obligations governed by non-U.S. law and complying with multiple and potentially conflicting laws; and

•	Unexpected changes in regulatory requirements.

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

In addition to currency translation risks, we incur currency transaction risk whenever we enter into either a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot be assured we will be able to effectively manage our currency transaction and/or translation risks. We have purchased and may continue to purchase foreign currency hedging instruments protecting or offsetting positions in certain currencies to reduce the risk of adverse currency fluctuations. We only purchase these instruments to cover actual currency exposures. We have in the past experienced and expect to experience at times in the future an impact on earnings as a result of foreign currency exchange rate fluctuations.

Original equipment manufacturers sourcing practices

We sell approximately 45% of our products directly to OEMs, several of which are global manufacturers. The following actions taken by these OEMs could significantly affect our business:

•	Shifting from local or regional sourcing of products to lower cost global sourcing.

•

Altering the distribution channels of certain products by acquiring all or part of their dealer network or by exerting influence over their sale of replacement parts and attachments through their distribution channels.

•	Adjusting their inventories of finished products as part of ongoing operations.

•	Manufacturing their own attachments.

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

Loss of senior management

The success of our business is dependent on our ability to attract and retain qualified personnel. Several members of our senior management team have been with us for over 20 years, including our President and Chief Operating Officer, who have each been with us for over 35 years. We may lose the services of key management personnel or fail to attract and develop additional personnel who may be required.

Reliance on customers

Approximately 55% of our products are sold to the end-user customer through OEDs. Therefore, a significant portion of our sales is dependent on the quality and effectiveness of these dealers, who are not subject to our control. In addition, under current economic conditions customers may experience difficulty in obtaining credit to fund purchases of our products.

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

We released all rights we might have under insurance policies issued by insurance providers. In prior years, we entered into settlement agreements with these providers with respect to litigation to recover various expenses incurred in connection with environmental and related proceedings.

Underfunded benefit plans

Our obligations under our postretirement benefit plan and certain foreign subsidiaries’ defined benefit pension plans are currently underfunded. At some time in the future we may have to make significant cash payments to fund these plans, which would reduce the cash available for our business.

As of January 31, 2009, our projected benefit obligations under our defined benefit pension plans exceed the fair value of assets by $1 million. As of January 31, 2009 our accumulated postretirement benefit obligation under our postretirement benefit plan, which is not funded, was $7.1 million. The underfunding in our defined benefit pension plans is due in part to fluctuations in the financial markets that caused the valuation of the assets to decrease. We expect any required cash payments to our plans that are not fully funded will be made from future cash flows from operations. If our cash contributions are insufficient to adequately fund the plans to cover our future obligations, the performance of the pension plan assets do not meet our expectations or assumptions are modified, our contributions could be materially higher than we expect. This would reduce the cash available for our business. Changes in U.S. or foreign laws governing these plans could require us to make additional contributions and changes to generally accepted accounting principles in the United States could require the recording of additional costs related to these plans.

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

Neither Cascade nor any of our subsidiaries are involved in any material pending legal proceedings. We believe we are adequately insured against product liability, personal injury and property damage claims, which may occasionally arise.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Officers of the Registrant

Robert C. Warren, Jr.—Chief Executive Officer and President (1)—Mr. Warren, 60, has served as President and Chief Executive Officer of Cascade since 1996. He was President and Chief Operating Officer from 1993 until 1996 and was formerly Vice President—Marketing. Mr. Warren joined Cascade in 1972.

Richard S. Anderson—Senior Vice President and Chief Operating Officer (1)—Mr. Anderson, 61, has served as Chief Operating Officer since 2008. Mr. Anderson has been employed by Cascade since 1972 and held several positions including his appointments as Chief Financial Officer from 2001 to 2008, Vice President—Material Handling Product Group in 1996 and Senior Vice President—International in 1999.

Frank R. Altenhofen, Vice President—Asia Pacific (1)—Mr. Altenhofen, 47, was appointed Vice President—Asia Pacific in June 2008 and was appointed Vice President, Americas in 2007. He started his career with Cascade in 1983 and held numerous manufacturing, marketing, and management positions including General Manager of Cascade’s operations in China, until his departure in 2001. Mr. Altenhofen’s experience from 2001 to 2007 includes four years as President of an international medical device company.

Peter D. Drake, Vice President—Americas (1)—Mr. Drake, 41, was appointed Vice President—Americas in June 2008. He started his career with Cascade in 1991 and has held a number of management positions including serving as Plant Manager for Cascade’s Portland facility since 2000.

Michael E. Kern, Vice President—Construction Attachment Division (1)—Mr. Kern, 62, has served as Vice President – Construction Attachment Division since 2007. He has been employed by Cascade since 1966 and has held several positions, including his appointments as Vice President—Sales and Marketing in 2003, as Vice President—Director of Dealer Marketing and Sales in 2001 and Aftermarket Sales Manager in 1999.

Kevin B. Kreiter, Vice President—Engineering and Marketing (1)—Mr. Kreiter, 55, has served in his current position since 2007. He has been employed by Cascade since 1979 and has held several positions within the engineering group, including his appointment as Vice President—Engineering in 2006.

Jeffrey K. Nickoloff, Vice President—Corporate Manufacturing (1)—Mr. Nickoloff, 53, has served in his current position since 2002. He has held several positions with Cascade, including his appointments as Director of North American Manufacturing in 2000 and Plant Manager in 1993. Mr. Nickoloff joined Cascade in 1979.

Joseph G. Pointer, Vice President and Chief Financial Officer (1)—Mr. Pointer, 48, has served as Chief Financial Officer since 2008. He was the Vice President—Finance from 2000 to 2008. Prior to joining Cascade in 2000, Mr. Pointer was a partner at PricewaterhouseCoopers LLP in Portland, Oregon.

Davide Roncari, Vice President—Europe (1)—Mr. Roncari, 36, was appointed Vice President—Europe in June 2008. He has held a number of management positions in Cascade’s European operations since 2003, including his most recent assignment as Director of Engineering—Europe and Director of Production for the Verona, Italy manufacturing operations.

Susan Chazin-Wright, Vice President—Human Resources (1)—Susan Chazin-Wright, 57, was appointed as Vice President–Human Resources in March 2008. Prior to joining Cascade, Ms. Wright served as Director of Human Resources at the Stanford Graduate School of Business and as Vice President of Corporate Services at Denso Corporation, a Toyota affiliate automotive component manufacturer.

John A. Cushing—Treasurer—Mr. Cushing, 48, has served as Treasurer since 2001. He previously was Assistant Treasurer from 1999 until 2001. Prior to joining Cascade in 1999, Mr. Cushing was Assistant Treasurer for Fred Meyer, Inc., a retail company in Portland, Oregon.

(1)—These individuals are considered executive officers of Cascade Corporation.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 11, 2009, there were 167 shareholders of record of Cascade’s common stock including blocks of shares held by various depositories. It is our belief that when the shares held by the depositories are attributed to the beneficial owners, the total exceeds 2,000.

Performance Graph

The following graph compares the annual percentage change in the cumulative shareholder return on our common stock with the cumulative total return of the Russell 2000 Index and an industry group of peer companies, in each case assuming investment of $100 on January 31, 2004, and reinvestment of dividends. The stock price performance shown in the graph below is not necessarily indicative of future stock price performance. Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, the stock performance graph shall not be incorporated by reference into any such filings and shall not otherwise be deemed filed under such acts.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cascade Corporation, The Russell 2000 Index

And A Peer Group

*	$100 invested on 1/31/04 in stock & index-including reinvestment of dividends. Fiscal year ending January 31.

The peer group comprises the following companies: Actuant Corporation., Alamo Group Inc., Ampco-Pittsburgh Corporation, Astec Industries, Inc., Columbus-McKinnon Corporation, Gulf Island Fabrication, Inc., IDEX Corporation, Lindsay Manufacturing Company, Nordson Corporation.

Market Information

The high and low sales prices of our common stock based on intra-day prices on the New York Stock Exchange for each quarter during the last two fiscal years were as follows:

	Year ended January 31
	2009		2008
	High	Low	High	Low
First quarter	$54.87	$39.70	$66.20	$53.28
Second quarter	51.05	39.01	89.87	60.02
Third quarter	53.76	27.65	77.85	54.92
Fourth quarter	36.16	20.60	64.87	40.06

Common Stock Dividends

The common stock dividends declared during each quarter of the last two fiscal years were as follows:

	Year ended January 31
	2009	2008
First quarter	$0.18	$0.16
Second quarter	0.20	0.18
Third quarter	0.20	0.18
Fourth quarter	0.20	0.18

Total	$0.78	$0.70

Common Stock Repurchase

During the first quarter of fiscal 2009 we concluded our share repurchase program. In total, we repurchased 2,435,000 shares of common stock for $130 million over an 18 month period.

Stock Exchange Listing and Transfer Agent

Cascade’s stock is traded on the New York Stock Exchange under the symbol CAE.

Cascade’s registrar and transfer agent is BNY Mellon Shareowner Services, P.O. Box 358015, Pittsburgh, P.A., 15252, (877) 268-3023.

Equity Compensation Plan Information

For information on our equity compensation plans, see Item 12 of this report.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and accompanying notes contained in Item 8 of this Form 10-K.

	Year Ended January 31
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts and employees)
Income statement data:
Net sales	$534,172	$558,073	$478,850	$450,503	$385,719
Operating income(1)	$11,477	$95,613	$68,351	$63,894	$47,777
Net income(2)	$1,267	$60,147	$45,481	$42,051	$28,490
Cash flow data:
Cash flows from operating activities	$41,086	$53,326	$57,109	$50,425	$37,808
Cash flows from investing activities	$(16,134)	$(31,627)	$(33,582)	$(31,723)	$(14,857)
Cash flows from financing activities	$(20,382)	$(33,432)	$(22,153)	$(13,191)	$(16,892)
Stock information:
Basic earnings per share(2)	$0.12	$5.08	$3.64	$3.40	$2.34
Diluted earnings per share(2)	$0.11	$4.88	$3.48	$3.27	$2.24
Book value per common share(3)	$21.84	$24.73	$22.51	$20.69	$17.82
Dividends declared	$0.78	$0.70	$0.61	$0.54	$0.45
Balance sheet information:
Cash and marketable securities	$31,185	$21,223	$36,593	$58,497	$31,985
Working capital(4)	$161,718	$151,971	$113,130	$124,962	$94,154
Property, plant and equipment, net	$93,826	$98,350	$84,151	$75,374	$82,027
Total assets	$397,583	$462,500	$397,432	$361,283	$328,092
Total debt	$102,763	$110,716	$51,119	$29,922	$40,564
Shareholders’ equity	$236,967	$268,025	$271,636	$259,406	$217,883
Other:
Capital expenditures	$16,709	$22,808	$18,078	$10,580	$13,581
Depreciation	$13,801	$13,898	$13,753	$14,562	$13,912
Amortization	$2,519	$3,214	$1,472	$1,443	$658
Share-based compensation expense(5)	$4,421	$4,451	$4,033	$2,278	$2,492
Interest expense, net of interest income	$3,475	$3,315	$400	$1,762	$3,008
Diluted weighted average shares outstanding	11,077	12,333	13,071	12,850	12,726
Number of employees	2,100	2,400	2,100	1,900	1,800

(1)	Amount includes a $46,376 asset impairment charge in 2009 and a $15,977 insurance litigation recovery in 2008.

(2)	Amount includes an after-tax asset impairment charge in 2009 of $31,576 ($2.85 per diluted share) and an after-tax insurance litigation recovery in 2008 of $10,026 ($0.81 per diluted share).

(3)	Defined as equity divided by number of common shares at year end.

(4)	Defined as current assets less current liabilities.

(5)	See Notes 2 and 12 to the Consolidated Financial Statements for additional information on share-based compensation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of certain significant factors that have affected our financial condition as of January 31, 2009, and the results of operations and cash flows for the fiscal years ended January 31, 2009, 2008 and 2007. This information should be read in conjunction with our consolidated financial statements and notes thereto under Item 8, “Financial Statements and Supplementary Data” of this report.

OVERVIEW

Our businesses globally manufacture and distribute material handling load engagement products primarily for the lift truck industry and to a lesser extent the construction industry. We operate our business in four geographic segments: North America, Europe, Asia Pacific and China. A further discussion of the nature of our business is contained in Item 1, “Business,” of this report.

RECENT TRENDS AND DEVELOPMENTS AFFECTING OUR RESULTS

Global Economic Downturn

The financial and banking crisis that occurred in the fourth quarter of fiscal 2009 triggered a significant decline in global economic conditions, which included depressed demand for lift trucks and our products. Global lift truck order rates in January 2009 were 56% below the prior year and are at their lowest levels since 1983. Financial markets also continue to be under stress. The uncertainty around the depth and duration of this recession makes it very difficult to estimate the effect on our business in the future. As a result, we are executing plans and implementing actions throughout Cascade to deal with this very challenging global business environment. The actions to date have included:

•	Reduction of our global workforce by 20% at locations where business is expected to remain at current levels in the near term

•	10% reduction in both salaries for our executive team and fees paid to our board of directors

•	Pay and hiring freezes at all locations

•	Reduced work schedules, including plant shutdowns for limited time periods, at most manufacturing facilities

•	Controls and limits over all spending to reduce production and administrative costs

•	Controls and limits over capital expenditures

We believe the steps we have taken will position us to emerge from this economic cycle a stronger company, able to take advantage of improved markets and increase our market share.

Europe Restructuring

We have taken a number of steps to improve the structure of our European operations. These steps have included changes in management personnel, workforce reductions at two facilities, movement of certain production to Italy and the planned closure of a fork manufacturing facility in France. These changes have not yet translated into improved financial results because they have involved significant costs and caused considerable operational disruption. However we believe that over the long-term our objective of increased profitability in Europe will be met. The global economic recession has also had a significant impact on these activities and our evaluation of future steps.

Construction Business

During the fourth quarter of fiscal 2009 we recorded an impairment charge of $46 million related to goodwill and intangible assets from our North American construction attachment business. This charge is a result of operating losses incurred in our construction business during fiscal 2009 due to severely depressed levels of construction activity in the United States. These factors prompted a revaluation of the recorded value of this business in comparison with the estimated fair value as part of our impairment tests.

COMPARISON OF FISCAL 2009 AND FISCAL 2008

Executive Summary

	Year Ended January 31		Change	Change %
	2009	2008
	(In thousands except per share amounts)
Net sales	$534,172	$558,073	$(23,901)	(4)%
Operating income	$11,477	$95,613	$(84,136)	(88)%
Net income	$1,267	$60,147	$(58,880)	(98)%
Diluted earnings per share	$0.11	$4.88	$(4.77)	(98)%

During the fourth quarter of fiscal 2009 we recognized a $46.4 million asset impairment charge for goodwill and intangible assets associated with our construction attachment business, which decreased net income $31.6 million. During the first quarter of fiscal 2008 we settled an insurance litigation matter which accounted for a $16 million increase to operating income and a $10 million increase to net income. We believe the following exclusion of the asset impairment charge and insurance litigation recovery provides a more appropriate comparison of fiscal 2009 and fiscal 2008 financial results.

	Year Ended January 31		Change	Change %
	2009	2008
	(In thousands except per share amounts)
Net of asset impairment charge and insurance litigation recovery:
Operating income	$57,853	$79,636	$(21,783)	(27)%
Net income	$32,843	$50,121	$(17,278)	(34)%
Diluted earnings per share	$2.96	$4.06	$(1.10)	(27)%

The calculation of operating income, net income and diluted earnings per share, excluding the asset impairment charge and insurance litigation recovery is as follows (in thousands, except per share amounts):

	Year Ended January 31
	2009	2008
Operating income as reported	$11,477	$95,613
Add: asset impairment charge	46,376	—
Less: insurance litigation recovery	—	(15,977)

Adjusted operating income, excluding asset impairment charge and insurance litigation recovery	$57,853	$79,636

Net income as reported	$1,267	$60,147
Add: asset impairment charge, net of income taxes of $14,800	31,576	—
Less: insurance litigation recovery, net of income taxes of $5,951	—	(10,026)

Adjusted net income, excluding asset impairment charge and insurance litigation recovery	$32,843	$50,121

Diluted weighted average shares outstanding	11,077	12,333

Diluted earnings per share, excluding asset impairment charge and insurance litigation recovery	$2.96	$4.06

The following are financial highlights for fiscal 2009:

•	During the current year consolidated net sales were down 6%, excluding the impact of foreign currency changes. Global lift truck shipments were flat compared to fiscal 2008.

•

During fiscal 2009, gross profit percentages decreased in all geographic regions as a result of lower sales volumes and material price increases. Our consolidated gross profit percentage decreased to 28% in the current year from 31% in the prior year.

North America

	Year Ended January 31				Change	Change %
	2009	%	2008	%
	(In thousands)
Net sales	$257,077	90%	$286,832	90%	$(29,755)	(10)%
Transfers between areas	29,083	10%	33,118	10%	(4,035)	(12)%

Net sales and transfers	286,160	100%	319,950	100%	(33,790)	(11)%

Cost of goods sold	198,236	69%	210,118	66%	(11,882)	(6)%

Gross profit	87,924	31%	109,832	34%	(21,908)	(20)%

Selling and administrative	45,451	16%	51,020	16%	(5,569)	(11)%
Loss (gain) on disposition of assets, net	178	—	(1,135)	(1)%	1,313	—
Amortization	2,221	1%	2,482	1%	(261)	(11)%
Insurance litigation recovery, net	—	—	(15,977)	(5)%	15,977	—
Asset impairment	46,376	16%	—	—	46,376	—

Operating income (loss)	$(6,302)	(2)%	$73,442	23%	$(79,744)	(109)%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$(29,354)	(10)%
Foreign currency change	(401)	(0)%

Total	$(29,755)	(10)%

The following summarizes financial results for North America for fiscal 2009. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales decreased 10% during fiscal 2009 primarily as a result of lower sales volumes due to the general economic downturn, which worsened during the fourth quarter, but was partially offset by sales price increases. North America lift truck industry shipments decreased 12% from 2008 to 2009. We have found that lift truck industry statistics provide an indication of the direction of our business activity. However, changes in our net sales do not correspond directly to the percentage changes in lift truck industry shipments, because certain industry sectors of the economy use our products more than others.

•	Transfers to other Cascade geographic areas decreased 12% during fiscal 2009 due to lower global customer demand.

•

Our gross profit percentage decreased 3% during fiscal 2009 due to higher material costs, changes in product mix, lower production volumes, new product introduction costs and other cost increases, which were partially offset by sales price increases. Our gross profit percentage has been consistent each quarter during the current year.

•	Selling and administrative costs decreased 11% during the current year due to a reduction in personnel and consulting costs combined with significant discretionary spending reductions in other areas.

•

During the fourth quarter of fiscal 2009, we recognized a $46.4 million asset impairment charge for goodwill and intangible assets associated with our construction attachment business. See Critical Accounting Policies and Estimates for further discussion related to the asset impairment charge.

•	During fiscal 2008, we realized a $1.1 million pre-tax gain on the sale of land in Fairview, Oregon.

•

During fiscal 2008, we entered into a settlement agreement with Employers Reinsurance Corporation with respect to litigation to recover various expenses incurred in connection with environmental and related proceedings. The recovery from this settlement was $16 million, net of expenses.

Europe

	Year Ended January 31				Change	Change %
	2009	%	2008	%
	(In thousands)
Net sales	$167,955	99%	$171,435	99%	$(3,480)	(2)%
Transfers between areas	1,686	1%	1,497	1%	189	13%

Net sales and transfers	169,641	100%	172,932	100%	(3,291)	(2)%

Cost of goods sold	144,388	85%	145,288	84%	(900)	(1)%

Gross profit	25,253	15%	27,644	16%	(2,391)	(9)%

Selling and administrative	26,148	15%	26,201	15%	(53)	—
Loss on disposition of assets, net	108	—	—	—	108	—
Amortization	298	—	732	1%	(434)	(59)%
European restructuring costs	2,544	2%	—	—	2,544	—

Operating income (loss)	$(3,845)	(2)%	$711	0%	$(4,556)	(641)%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$(8,249)	(5)%
Foreign currency change	4,769	3%

Total	$(3,480)	(2)%

The following summarizes financial results for Europe for fiscal 2009. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

During fiscal 2009 net sales decreased 5%, primarily as a result of weakening economic conditions in the fourth quarter. Although lift truck industry shipments for the year increased 1%, European lift truck shipments for the fourth quarter 2009 were down 27% and appear to be more reflective of the current economic conditions.

•

Our current year gross profit percentage decreased 1%, primarily due to increased material costs, which have been mitigated in part by sales price increases and more efficient manufacturing as a result of cost reductions.

•	Selling and administrative expenses decreased 4%, due to lower personnel, selling, and other general costs.

•

During fiscal 2009, we incurred $2.5 million in restructuring costs, primarily severance and legal costs, related to optimization of operations at our facilities in Almere, The Netherlands and Hagen, Germany. Continued restructuring activities are in process which will result in additional costs in the coming year. Included among these activities is the closure of our fork manufacturing facility in France in March 2009, at an estimated cost of $2.7 million.

Asia Pacific

	Year Ended January 31				Change	Change %
	2009	%	2008	%
	(In thousands)
Net sales	$68,466	99%	$59,776	100%	$8,690	15%
Transfers between areas	355	1%	179	—	176	98%

Net sales and transfers	68,821	100%	59,955	100%	8,866	15%

Cost of goods sold	52,458	76%	44,892	75%	7,566	17%

Gross profit	16,363	24%	15,063	25%	1,300	9%

Selling and administrative	9,040	13%	8,297	14%	743	9%
Loss (gain) on disposition of assets, net	47	—	(34)	—	81	—

Operating income	$7,276	11%	$6,800	11%	$476	7%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$8,180	14%
Foreign currency change	510	1%

Total	$8,690	15%

The following summarizes the financial results for Asia Pacific for fiscal 2009. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales increased 14% due to higher shipping volumes as a result of strong business activity in the region. Lift truck industry shipments for the year increased 3%. However, Asia Pacific lift truck shipments for the fourth quarter 2009 were down 20% and appear to be more reflective of the current economic conditions.

•	Our gross profit percentage in Asia Pacific decreased 1% due to material cost increases and fluctuations in foreign currency rates.

•

Selling and administrative costs increased 6% due to higher personnel, marketing and other general expenses. However, as a percentage of net sales and transfers, selling and administrative costs decreased from 14% in fiscal 2008 to 13% in fiscal 2009.

China

	Year Ended January 31				Change	Change %
	2009	%	2008	%
	(In thousands)
Net sales	$40,674	64%	$40,030	70%	$644	2%
Transfers between areas	23,219	36%	17,410	30%	5,809	33%

Net sales and transfers	63,893	100%	57,440	100%	6,453	11%

Cost of goods sold	44,885	70%	38,805	68%	6,080	16%

Gross profit	19,008	30%	18,635	32%	373	2%

Selling and administrative	4,590	8%	3,927	6%	663	17%
Loss on disposition of assets, net	70	—	48	—	22	—

Operating income	$14,348	22%	$14,660	26%	$(312)	(2)%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$(2,764)	(7)%
Foreign currency change	3,408	9%

Total	$644	2%

The following summarizes the financial results for China for fiscal 2009. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

During fiscal 2009 net sales decreased 7% due to a general slowdown in the Chinese economy during the fourth quarter, which included a decline in the lift truck industry. Lift truck industry shipments for the year decreased 4%. China lift truck shipments for the fourth quarter 2009 were down 45% and appear to be more reflective of the current economic conditions.

•	Transfers to other Cascade geographic areas increased during fiscal 2009 due to the export of products to Europe and Asia Pacific.

•

The current year gross profit percentage decreased 2% due to material cost increases, changes in product mix and higher intercompany transfers, which carry lower gross margins. Price increases implemented during the current year helped to mitigate these factors to some extent.

•	Selling and administrative costs increased 7% during fiscal 2009 due to marketing, consulting and other general costs.

Non-Operating Items

The following are financial highlights for non-operating items during fiscal 2009:

•	Interest expense, net of interest income, remained relatively constant during fiscal 2009.

•	Foreign currency losses increased $2.2 million during fiscal 2009. This is a result of significant changes in the Euro, British Pound, Korean Won, Canadian Dollar and Australian Dollar.

The following table represents the percentage change from January 31, 2008 to January 31, 2009 in our most significant foreign currency rates.

Currency	Change %
Korean Won	(32)%
Australian Dollar	(29)%
British Pound	(27)%
Canadian Dollar	(18)%
Euro	(14)%
Chinese Yuan	5%

•

The effective tax rate for fiscal 2009 was 71% compared to 34% in the prior fiscal year. The increase is primarily attributable to a low level of net income for fiscal 2009 as a result of impairments of intangible assets and goodwill that are not deductible for tax purposes, offset in part by benefits from foreign tax credits.

Lift Truck Market Outlook

The uncertainty around the depth and duration of this recession makes it very difficult to estimate the effect on the global lift truck market in the future. However, we are anticipating that the current decline in global demand for lift trucks will continue through fiscal 2010 and into 2011.

Additional information on lift truck industry trends can be found at www.cascorp.com/investor/industrytrends. This website address is intended to provide an inactive, textual reference only. The information at this website is not part of this Form 10-K and is not incorporated by reference.

Fourth Quarter Results (2009/2008)

	Three Months Ended January 31				Change	Change %
	2009	%	2008	%
	(In thousands)
Net sales	$95,068	100%	$136,247	100%	$(41,179)	(30)%
Cost of goods sold	72,122	76%	97,629	72%	(25,507)	(26)%

Gross profit	22,946	24%	38,618	28%	(15,672)	(41)%

Selling and administrative expenses	17,614	19%	23,603	17%	(5,989)	(25)%
Loss on disposition of assets	236	—	57	—	179	314%
Amortization	518	—	808	1%	(290)	(36)%
Asset impairment charge	46,376	49%	—	—	46,376	—
European restructuring costs	806	1%	—	—	806	—

Operating income (loss)	(42,604)	(45)%	14,150	10%	(56,754)	(401)%
Interest expense, net	399	—	988	1%	(589)	(60)%
Foreign currency losses, net	1,239	2%	412	—	827	201%

Income (loss) before taxes	(44,242)	(47)%	12,750	9%	(56,992)	(447)%
Provision for (benefit from) taxes	(13,741)	(15)%	3,963	3%	(17,704)	(447)%

Net income (loss)	$(30,501)	(32)%	$8,787	6%	$(39,288)	(447)%

Diluted earnings (loss) per share	$(2.82)		$0.74

Operating income (loss) by region:
North America	$(41,827)		$10,277		$(52,104)	(507)%
Europe	(3,439)		(1,974)		(1,465)	(74)%
Asia Pacific	1,065		1,752		(687)	(39)%
China	1,597		4,095		(2,498)	(61)%

	$(42,604)		$14,150		$(56,754)	(401)%

The following summarizes the financial results from the fourth quarter of fiscal 2009. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Based on order rates from October 2008, we projected that our net sales for the fourth quarter 2009 would be down approximately 30%. The following table compares the declines in our net sales and lift truck industry shipments from the fourth quarter of fiscal 2008 to fiscal 2009:

	Net Sales	Lift Truck Industry Shipments
North America	(27)%	(15)%
Europe	(25)%	(27)%
Asia Pacific	(4)%	(20)%
China	(51)%	(45)%
Global	(26)%	(25)%

•	We experienced a decrease in gross profit percentage in every region primarily as a result of lower sales volumes and material price increases experienced in all geographic segments.

•	Selling and administrative expenses decreased 24%, due to reductions in personnel, consulting, selling, and other general costs.

•	Decreases in operating results in all regions are attributable to a significant slowing in the global economy during the fourth quarter.

•

During the fourth quarter we recorded a $46.4 million ($31.6 million after tax) asset impairment charge for goodwill and intangible assets associated with our North American construction attachment business. Excluding this impairment charge, net income for the fourth quarter would have been $1.1 million.

•

The tax benefit for the fourth quarter of fiscal 2009 was 31%. We were unable to realize a tax benefit for a portion of the asset impairment charge incurred during the quarter, as this amount is not currently deductible for tax purposes.

COMPARISON OF FISCAL 2008 AND FISCAL 2007

Executive Summary

	Year Ended January 31		Change	Change %
	2008	2007
	(In thousands except per share amounts)
Net sales	$558,073	$478,850	$79,223	17%
Operating income	$95,613	$68,351	$27,262	40%
Net income	$60,147	$45,481	$14,666	32%
Diluted earnings per share	$4.88	$3.48	$1.40	40%

The following are financial highlights for fiscal 2008:

•	All regions experienced higher sales and operating income levels compared to the prior year.

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

•

During fiscal 2008 we settled an insurance litigation matter which resulted in a $16 million increase in operating income and a $10 million increase in net income ($0.81 per diluted share). See “Comparison of Fiscal 2009 and Fiscal 2008” for calculations of operating income, net income and diluted earnings per share, excluding the insurance litigation recovery.

North America

	Year Ended January 31				Change	Change %
	2008	%	2007	%
	(In thousands)
Net sales	$286,832	90%	$263,312	91%	$23,520	9%
Transfers between areas	33,118	10%	25,367	9%	7,751	31%

Net sales and transfers	319,950	100%	288,679	100%	31,271	11%
Cost of goods sold	210,118	66%	185,869	64%	24,249	13%

Gross profit	109,832	34%	102,810	36%	7,022	7%
Selling and administrative	51,020	16%	46,750	16%	4,270	9%
Loss (gain) on disposition of assets, net	(1,135)	(1)%	16	—	(1,151)	—
Amortization	2,482	1%	598	1%	1,884	—
Insurance litigation recovery, net	(15,977)	(5)%	—	—	(15,977)	—

Operating income	$73,442	23%	$55,446	19%	$17,996	32%

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

•

During the first quarter of fiscal 2008, we entered into a settlement agreement with Employers Reinsurance Corporation with respect to litigation to recover various expenses incurred in connection with environmental and related proceedings. The pre-tax recovery from this settlement was $16 million, net of expenses.

Europe

	Year Ended January 31				Change	Change %
	2008	%	2007	%
	(In thousands)
Net sales	$171,435	99%	$137,755	99%	$33,680	24%
Transfers between areas	1,497	1%	1,468	1%	29	2%

Net sales and transfers	172,932	100%	139,223	100%	33,709	24%
Cost of goods sold	145,288	84%	116,582	84%	28,706	25%

Gross profit	27,644	16%	22,641	16%	5,003	22%

Selling and administrative	26,201	15%	22,921	16%	3,280	14%
Gain on disposition of assets, net	—	—	(588)	(1)%	588	—
Amortization	732	1%	851	1%	(119)	(14)%

Operating income	$711	—	$(543)	—	$1,254	—

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

Asia Pacific

	Year Ended January 31				Change	Change %
	2008	%	2007	%
	(In thousands)
Net sales	$59,776	100%	$48,256	100%	$11,520	24%
Transfers between areas	179	—	220	—	(41)	(19)%

Net sales and transfers	59,955	100%	48,476	100%	11,479	24%
Cost of goods sold	44,892	75%	36,383	75%	8,509	23%

Gross profit	15,063	25%	12,093	25%	2,970	25%

Selling and administrative	8,297	14%	7,996	17%	301	4%
Gain on disposition of assets, net	(34)	—	(17)	—	(17)	—
Amortization	—	—	19	—	(19)	—

Operating income	$6,800	11%	$4,095	8%	$2,705	66%

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

•	Excluding the impact of currency changes, selling and administrative costs decreased 1% in fiscal 2008, due to lower general costs. Overall costs were lower as a percentage of sales in fiscal 2008.

China

	Year Ended January 31				Change	Change %
	2008	%	2007	%
	(In thousands)
Net sales	$40,030	70%	$29,527	79%	$10,503	36%
Transfers between areas	17,410	30%	7,853	21%	9,557	122%

Net sales and transfers	57,440	100%	37,380	100%	20,060	54%
Cost of goods sold	38,805	68%	24,944	67%	13,861	56%

Gross profit	18,635	32%	12,436	33%	6,199	50%

Selling and administrative	3,927	6%	3,042	8%	885	29%
Loss on disposition of assets, net	48	—	37	—	11	—
Amortization	—	—	4	—	(4)	—

Operating income	$14,660	26%	$9,353	25%	$5,307	57%

The following are financial highlights for China for fiscal 2008:

•

During fiscal 2008, net sales increased 31%, excluding the impact of currency changes. Our capital expansion plan in China has increased our capabilities to manufacture a larger volume of products, resulting in increased sales. Lift truck industry shipments in China increased 26% in fiscal 2008.

•	Transfers to other Cascade geographic areas, including Asia Pacific and Europe, increased 122% during fiscal 2008, due to the expansion of operations in China.

•	The current year gross profit percentage decreased to 32% from 33% during fiscal 2007 due to changes in product mix and increased intercompany transfers.

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

CASH FLOWS

The statements of cash flows reflect the changes in cash and cash equivalents for the three years ended January 31, 2009 by classifying transactions into three major categories of activities: operating, investing and financing.

Our overall balance of cash and cash equivalents was $31 million at January 31, 2009 including $15.7 million in China. We would expect our balance of cash and cash equivalents for ongoing operations to remain at approximately the $20 million level for the foreseeable future. Legal restrictions and tax consequences in certain jurisdictions can limit our ability to repatriate cash to the United States. Certain transactions could result in negative tax consequences.

The following table presents net changes in cash and cash equivalents for the three years ended January 31, 2009.

	Year Ended January 31
	2009	2008	2007
	(In thousands)
Operating activities	$41,086	$53,326	$57,109
Investing activities	(16,134)	(31,627)	(33,582)
Financing activities	(20,382)	(33,432)	(22,153)
Effect of exchange rate changes	5,392	(3,637)	(274)

Net change in cash	$9,962	$(15,370)	$1,100

Operating

Our main source of liquidity is cash generated from operating activities. The major operating activity is net income adjusted for non-cash operating items such as loss on asset impairment, depreciation, amortization, share-based compensation and changes in working capital.

The following are operating activity highlights for fiscal 2009:

•	Net cash provided by operating activities decreased $12.3 million during fiscal 2009 compared to fiscal 2008.

•	Lower net income in fiscal 2009, as a result of lower sales and gross profit along with the insurance settlement recognized in the prior year, were the primary reasons for the decrease.

•	During fiscal 2009, accounts receivable decreased $21.4 million compared to an increase of $9.8 million in the prior year. The decrease in the current year is primarily due to lower sales.

•

Inventories increased during the current year by $16 million, compared with $19.5 million in the prior year. Overall our inventory in fiscal 2009 has continued to increase primarily as a result of increasing material costs, additional inventories of product produced in China and additional material purchases made in advance of price increases. We expect inventory balances to decrease in fiscal 2010 but at a slower rate due to lower sales levels.

•

During the current year, accounts payable decreased $13.8 million compared to an increase of $3.7 million in the prior year. The decrease in the current year is due to decreased product demand and the elimination of most advance purchases of inventory.

The following are operating activity highlights for fiscal 2008:

•	Net cash provided by operating activities decreased $3.8 million during fiscal 2008.

•	Net income during fiscal 2008 was significantly higher due to the insurance settlement.

•	Accounts receivable increased during fiscal 2008 by $9.8 million, compared to $3.9 million in fiscal 2007. This increase was a result of higher sales volumes.

•	Inventories increased during fiscal 2008 by $19.5 million, compared with a $2.9 million decrease in fiscal 2007. This increase was a result of higher sales volumes.

Investing

During the three years ended January 31, 2009, our investing activities consisted primarily of capital expenditures, business acquisitions and the sale and purchase of marketable securities.

Capital expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Capital expenditures by geographic segment were as follows (in thousands):

	Year Ended January 31
	2009	2008	2007
North America	$6,646	$7,986	$6,174
Europe	4,415	4,439	2,469
Asia Pacific	2,796	5,302	481
China	2,852	5,081	8,954

	$16,709	$22,808	$18,078

The following are capital expenditures highlights during the three years ended January 31, 2009:

•	Capital expenditures in North America decreased during fiscal 2009. The majority of the capital expenditures made during 2009 relate to equipment and tooling replacements.

•

Capital expenditures in Europe during fiscal 2009 were consistent with the prior year. Expenditures during the current year related primarily to costs for equipment associated with the planned introduction of new products and more efficient production methods.

•	During fiscal 2009 we completed renovations on our sales/distribution facility in Korea at a cost of $827,000.

•

During fiscal 2008 we purchased a new sales/distribution facility in Japan for $4.2 million. Additional expenditures of $1.6 million were made during fiscal 2009. We moved to our new facility during fiscal 2009.

•

Capital expenditures in China in fiscal 2008 related primarily to the completion of two manufacturing facilities. Capital expenditures in China in fiscal 2009 related to equipment upgrades and completion of a building to manufacture construction attachments.

We completed the following acquisitions during the three years ended January 31, 2009:

•

During fiscal 2008, we purchased American Compaction Equipment, Inc, a manufacturer of construction attachments located in San Juan Capistrano, California. The total purchase price was approximately $11.5 million, net of assumed liabilities.

•

During fiscal 2007, we purchased the assets of Pacific Services and Manufacturing, Inc., a manufacturer of construction attachments located in Woodinville, Washington. The total purchase price was approximately $40.3 million, net of assumed liabilities.

We held no marketable securities at January 31, 2009, 2008 and 2007.

Financing

The following were major financing activities during the three years ended January 31, 2009:

•

Net borrowings against our line of credit were $96 million, $104 million and $34 million as of January 31, 2009, 2008, and 2007 respectively. The increase in our line of credit borrowing was primarily a result of our share repurchase program.

•	We concluded our share repurchase program at the beginning of the first quarter of fiscal 2009. In total, we repurchased 2,435,000 shares of common stock for $130 million over 18 months.

•	We declared dividends of $0.78, $0.70 and $0.61 per share in fiscal 2009, 2008, and 2007, respectively.

•	The issuance of common stock related to the exercise of share-based awards generated $130,000, $3.8 million and $3.4 million of cash in fiscal 2009, 2008 and 2007, respectively.

FINANCIAL CONDITION AND LIQUIDITY

Working capital, defined as current assets less current liabilities, at January 31, 2009 was $162 million as compared to $152 million at January 31, 2008. Our current ratio, defined as current assets divided by current liabilities, at January 31, 2009 was 4.7 to 1 in comparison to 3.4 to 1 at January 31, 2008. The increase in working capital in fiscal 2009 is a result of additional cash and cash equivalents and inventories as well as a reduction in accounts payable and accrued expenses. These changes were offset by a drop in accounts receivable at the end of the year due to lower sales volumes.

Total outstanding debt, including notes payable to banks, at January 31, 2009 was $103 million in comparison with $111 million at January 31, 2008. During fiscal 2009 we completed our share repurchase program, in the first quarter, and used available cash to paydown long-term debt. We intend to continue to use cash generated from operations to further reduce outstanding debt balances.

Our revolving line of credit currently in place with Bank of America and Union Bank of California provides available borrowings totaling $145 million at January 31, 2009, with available borrowings decreasing by $1.25 million each quarter through December 2011. As of January 31, 2009, we had outstanding borrowings of $96 million, with an additional $2.3 million committed through the issuance of letters of credit.

Our line of credit agreement contains the following financial covenants, which are calculated quarterly based on actual results for the previous twelve months:

Fixed charge coverage ratio—requires earnings before interest, taxes, depreciation, amortization and other non-cash charges (EBITDA), adjusted for cash taxes paid, capital expenditures and cash dividends, to exceed required debt service payments, principal and interest on outstanding debt by 1.5 times. Actual fixed charge coverage ratio at January 31, 2009 was 7.6.

Leverage ratio—requires outstanding debt and letters of credit to be less than three times EBITDA. Actual leverage ratio at January 31, 2009 is 1.4.

Continued compliance with our financial covenants is contingent upon the following:

•	Generating cash from operations

•	Monitoring levels of capital expenditures

•	Using available cash to reduce our outstanding debt

We have various notes payable to banks, totaling $2.3 million at January 31, 2009. Average interest rates on these notes were 2.6% at January 31, 2009 and 4.3% at January 31, 2008.

We believe our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditure and debt service requirements for fiscal 2010.

On March 31, 2009 our Board of Directors approved a dividend of $.05 per share, which is a 75% reduction from our prior dividend level. During current economic times, the board felt it was prudent to use this cash to reduce outstanding debt.

OTHER MATTERS

Defined Benefit Pension Plans

We maintain defined benefit pension plans in England and France covering certain employees. We calculate the liability and net periodic pension costs related to our defined benefit plans on an annual basis. The following are highlights of these defined benefit pension plans:

•

Our projected benefit obligation for defined benefit pension plans was $6.2 million at January 31, 2009 compared to $10.3 million as of January 31, 2008. The change is a result of an increase in the discount rate and fluctuations in foreign currencies.

•

The allocation of assets in our pension plan in England at January 31, 2009 is comprised of equities (44%), debt (44%), cash (9%) and real estate (3%). Equity includes domestic and international equity securities, such as common, preferred or other capital stock, as well as mutual funds. Debt includes domestic and international debt securities, such as U.S. and other foreign government securities, corporate bonds and commercial paper.

•

The unfunded pension liability, net of plan assets, was $1 million and $2.3 million as of January 31, 2009 and 2008, respectively. The change is a result of decreased obligations, partially offset by a decrease in the value of plan assets due to the financial market downturn.

•	During March 2009 we agreed to fund the pension plan in England annually through fiscal 2016. Our expected cash contribution in fiscal 2010 is $300,000.

Postretirement Health Care Plan

We maintain a postretirement health care benefit plan in the United States that provides health care coverage for approximately 150 eligible retirees and qualifying dependents. Another 100 current employees, all over 54 years of age, will be eligible to participate upon retirement. No additional employees will be eligible to participate in the plan. We calculate the liability and net periodic cost related to this health care plan on an annual basis. The following are highlights of the postretirement plan:

•	The postretirement plan is currently unfunded with an accumulated postretirement benefit obligation of $7.1 million at January 31, 2009 and 2008.

•

Due to the continued trend of increasing health care costs, the overall cost of the plan may continue to rise in future years. We will continue to investigate various options to mitigate future cost increases.

•

We currently fund this plan on a pay-as-you-go basis. Annual cash contributions represent gross benefit payments less required retiree contributions and the medicare subsidy. Our expected cash contribution in fiscal 2010 is $370,000.

Environmental Matters

We are engaged in ongoing environmental remediation efforts at our Fairview, Oregon and Springfield, Ohio manufacturing facilities. Current estimates provide for some level of remediation activities in Fairview through 2019 and Springfield through 2014. Costs of certain remediation activities at the Fairview facility are shared with The Boeing Company, with Cascade paying 70% of actual remediation costs. The following are highlights of environmental matters:

•

The environmental liability is $4.6 million and $5.7 million as of January 31, 2009 and 2008, respectively. The decrease was due to payments during fiscal 2009 for activities at both the Fairview and Springfield sites. No other adjustments to the liability were deemed necessary.

•	We expect our cash payments for environmental matters during fiscal 2010 to be approximately $827,000.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of January 31, 2009:

	Payment due by fiscal year
	Total	2010	2011 - 2012	2013 - 2014	After 2014
	(In thousands)
Notes payable to banks	$2,255	$2,255	$—	$—	$—
Long-term debt	100,508	501	97,002	1,002	2,003
Estimated interest payments(1)	5,358	1,831	3,310	120	97
Operating leases	5,518	2,661	2,798	59	—
Environmental payments	4,575	827	1,440	1,071	1,237
Defined benefit pension obligations(2)	6,154	490	1,061	1,006	3,597
Postretirement benefit obligation(3)	7,117	373	889	1,021	4,834

Total(4)	$131,485	$8,938	$106,500	$4,279	$11,768

(1)	Interest payments on the line of credit are calculated using an interest rate of 1.77% and an outstanding debt balance as of January 31, 2009 through the maturity date. Interest payments on the note payable in Japan are calculated using an interest rate of 2.39% and assumes monthly principal payments through fiscal 2018. Interest payments on notes payable to banks are calculated using an average interest rate of 2.64% at January 31, 2009 and assumes paydown of debt as of July 31, 2009.

(2)	Represents committed and current minimum funding requirements for all plans. The total payments due in the future may vary from these estimates based on actual returns on plan assets, changes in assumptions, plan modifications and actuarial gains and losses.

(3)	Payments represent gross benefit payments less required retiree contributions and the medicare subsidy. The total payments due in the future may vary from these estimates based on changes in assumptions, plan modifications and actuarial gains and losses.

(4)	We have omitted FIN48 liabilities from the contractual obligations and commitments table as amounts are immaterial.

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

Impairment of Long-Lived Assets

Long-lived assets, excluding goodwill, are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the assets and eventual disposition in comparison with the carrying value. An estimate of future sales, gross margins and selling and administrative expenses are used to calculate future cash flows. The fair value of each asset is calculated using a cash flow methodology based on these assumptions. An impairment of a long-lived asset exists when the carrying value of an asset exceeds its fair value.

See “Impairment of Goodwill” below for details relating to our impairment test of goodwill and long-lived assets at January 31, 2009.

Impairment of Goodwill

Goodwill represents the excess of the cost of acquired businesses over the fair value of the net identifiable assets acquired. We review goodwill for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, either annually or when events or changes in circumstances indicate the carrying value of the assets might exceed their current fair values. The review is performed for our reporting units, which include North America, Europe, Australia and our construction attachment business in North America. Certain factors we consider important that could trigger an impairment review at an interim date outside of the annual review, include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or our overall business and significant industry or economic trends.

The impairment review is based on a discounted projected cash flow model that uses estimates of future sales, sales growth rates, gross profits, expense and capital expenditure levels, a discount rate and estimated terminal values to determine the fair value of the operating entities should an impairment exist. We use a weighted average cost of capital (WACC) to discount future cash flows for goodwill impairment tests. The WACC is the expected rate of return based on an industry specific debt and equity capital structure and cost of debt, adjusted for geographic and company size specific factors. The WACC can vary by reporting unit. WACC used in our impairment test at January 31, 2009 ranged from 13.7% to 16.5%. Changes in these and other factors could result in impairments in the carrying value of goodwill, which would require a writedown to the asset’s fair value. If actual results are not consistent with our assumptions and judgments, we could be exposed to a material impairment charge.

We entered the North American construction attachment business in late fiscal 2007. We believed this business was a key component to our long-term growth strategy. The decline of housing related construction in late fiscal 2008 eventually led to a significant decline throughout the construction industry. Currently the construction industry is experiencing its biggest downturn in over 30 years. While we have made several improvements to our construction business to make us more competitive, we continued to incur increasing operating losses through the fourth quarter of fiscal 2009. During fiscal 2009 we recorded sales in our construction business of $11.7 million and a pre-tax loss of $4.9 million. Comparatively, we recorded sales of $19.7 million and a pre-tax loss of $1.1 million during fiscal 2008. Ongoing weak levels of construction activity, underscored by the negative effects of the prolonged U.S. recession, prompted a reevaluation at January 31, 2009 of the recorded value of this business in comparison with its estimated fair value.

As a result of this reevaluation we completed an impairment test and determined the carrying value of goodwill and long-lived assets in our North American construction business exceeded the estimated fair value, resulting in a $46.4 million impairment charge. All of the goodwill related to our construction business was written off. The non-cash charge does not impact our normal business operations, liquidity, cash flow or compliance with debt covenants. The components of the impairment charge include the following (in thousands):

Goodwill	$29,157
Customer relationships	13,269
Intellectual property	3,950

$46,376

Our goodwill impairment test for Europe assumes future operating results will reflect the benefits of our work to reorganize and restructure this business to improve our financial performance. If the results of this work fall short of the assumptions used in our discounted projected cash flows, an additional impairment charge for our goodwill in Europe may be required.

Changes in certain market and economic factors, such as the fluctuation in the market price of our stock, could trigger an impairment review at an interim date outside of the annual review. This test could result in additional impairment charges for a portion or all of the $74 million of goodwill recorded on our consolidated balance sheet at January 31, 2009.

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

The assumed rate of return on plan assets for our defined benefit plans is evaluated on an annual basis. We select the assumed rate of return based on information considering historical returns, our current and target asset allocation and the expected returns by asset class. We believe this assumption is reasonable given the asset composition and long-term historic trends. Our discount rate reflects the rate at which the pension benefits could be effectively settled. We increased our discount rate assumption to determine the January 31, 2009 liability to 6.9% from 5.8% at January 31, 2008 due to the market increases in interest rates during the year. Our most significant defined benefit plan is in England so interest rates on high-quality corporate bonds in that market have more influence on the overall discount rate.

Our discount rate, used to determine the liability for our postretirement plan, increased to 6.5% at January 31, 2009 from the discount rate of 6.25% at January 31, 2008. We determine our discount rate using a “yield curve expected benefit payment” methodology. This methodology uses individual curve rates to discount each future year’s expected plan benefit payments. We select our health care cost trend rates based on recent plan experience and expectations about future increases in plan costs. We assume health care costs in fiscal 2009 will increase by 8.5% and future increases will decline by 0.5% per year until 4.5% is reached in 2017. The following presents the sensitivity of the key postretirement plan assumptions (in thousands):

Increase
The following presents the sensitivity of a 1% decrease in the discount rate:
Effect on net periodic benefit cost	$78
Effect on postretirement benefit obligation	$827

The following presents the sensitivity of a 1% increase in the health care cost trend:
Effect on net periodic benefit cost	$163
Effect on postretirement benefit obligation	$853

Share-based Compensation

We account for share-based compensation, for which we receive employee services in exchange for our equity instruments, using a fair value method. Share-based compensation cost is measured at the grant date based on the value of the award and is recognized as a corporate headquarters expense in North America over the service period the award is expected to vest. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term of stock awards, the expected volatility of our common stock and expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. We consider many factors when estimating expected forfeitures, including types of awards, award recipient class and historical experience. Significant changes in the assumptions for future awards and actual forfeiture rates could materially impact share-based compensation expense and our results of operations. Subsequent changes in forfeiture rates will be recorded as a cumulative adjustment in the period estimates are revised. See Note 12 to the Consolidated Financial Statements (Item 8) for further discussion of our share-based awards and the related accounting treatment.

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

OFF BALANCE SHEET ARRANGEMENTS

At January 31, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity market or credit risk that could arise if we had engaged in such relationships.

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

FSP 157-2—In February 2008, the FASB issued FASB Staff Position on Statement 157, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008. Our significant nonfinancial assets and liabilities that could be impacted by this deferral include assets and liabilities initially measured at fair value in a business combination and goodwill tested annually for impairment. FSP 157-2 will become effective for the fiscal year beginning February 1, 2009. We are currently evaluating the impact of the adoption of FSP 157-2 on our financial statements.

FSP 157-3—In October 2008, the FASB issued FASB Staff Position No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance. We adopted FSP 157-3 for the period ended October 31, 2008. The adoption did not have a material impact on our financial statements.

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

SFAS 161—In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS 161 expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format. SFAS 161 also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. SFAS 161 will become effective for fiscal years beginning after November 15, 2008. We will adopt this new accounting standard on February 1, 2009. We are currently evaluating the impact of the adoption of this standard on our financial statements.

SFAS 162—In May 2008, the FASB issued SFAS No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect any changes to our financial accounting and reporting as a result of the adoption of this standard.

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

The table below illustrates the hypothetical increase or decrease in fiscal 2009 net sales of a 10% change in the U.S. dollar against foreign currencies which impact our operations (in millions):

Euro	$13.2
Chinese yuan	4.1
British pound	3.1
Japanese yen	2.9
Canadian dollar	2.5
Other currencies (representing 8% of consolidated net sales)	4.4

We enter into foreign currency forward exchange contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The principal currencies hedged are denominated in Japanese yen, Canadian dollars, Euros, Swedish Krona, Korean Won, Chinese Yuan and British pounds. Our foreign currency forward exchange contracts have terms lasting up to six months, but generally less than one month. We do not enter into derivatives or other financial instruments for trading or speculative purposes. See Note 17 to the Consolidated Financial Statements (Item 8).

A majority of our products are manufactured using specialty steel. As such, our cost of goods sold is sensitive to fluctuations in specialty steel prices, either directly through the purchase of raw materials or indirectly through the purchase of components. However, due to the nature of specialty steel, we are not impacted by changes in commodity steel prices to the extent others might be.

Presuming that the full impact of steel price increases is reflected in all steel and steel based component purchases, we estimate our gross profit percentage would decrease by approximately 0.4% for each 1.0% increase in steel prices. Based on our statement of income for the year ended January 31, 2009, a 1.0% increase in steel prices would have decreased consolidated gross profit by approximately $1.9 million.

During fiscal 2009, we continued to experience some increases in prices for steel and steel components, which comprise approximately 50% of our total product cost. We have continued to move aggressively to offset these increases through a variety of means, including sales price increases, cost reduction activities and alternative sourcing arrangements. In general we were more successful in North America, China and Asia Pacific in realizing some of the benefits of these mitigating measures. In Europe the measures have not been as successful, resulting in some erosion of gross profit for certain products.

The majority of our debt as of January 31, 2009 has a variable interest rate, which is currently based on LIBOR plus a margin of 1%. During fiscal 2009 our interest rate on our debt fluctuated between 1% and 6% due to fluctuations in the LIBOR rate. Based on the outstanding balance of our variable rate debt at January 31, 2009, a 1% increase in our interest rate would result in a $960,000 increase in annual interest expense.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cascade Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cascade Corporation and its subsidiaries at January 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the appendix appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2, to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other post retirement plans effective January 31, 2007.

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

PricewaterhouseCoopers LLP

Portland, Oregon

April 6, 2009

Cascade Corporation

Consolidated Statements of Income

	Year Ended January 31
	2009	2008	2007
	(In thousands, except per share amounts)
Net sales	$534,172	$558,073	$478,850
Cost of goods sold	385,624	386,899	328,870

Gross profit	148,548	171,174	149,980

Selling and administrative expenses	85,229	89,445	80,709
Loss (gain) on disposition of assets, net	403	(1,121)	(552)
Amortization	2,519	3,214	1,472
Asset impairment charge	46,376	—	—
European restructuring costs	2,544	—	—
Insurance litigation recovery, net	—	(15,977)	—

Operating income	11,477	95,613	68,351
Interest expense	4,083	4,094	2,294
Interest income	(608)	(779)	(1,894)
Foreign currency losses, net	3,611	1,460	(1,304)

Income before provision for income taxes	4,391	90,838	69,255
Provision for income taxes	3,124	30,691	23,774

Net income	$1,267	$60,147	$45,481

Basic earnings per share	$0.12	$5.08	$3.64
Diluted earnings per share	$0.11	$4.88	$3.48

Basic weighted average shares outstanding	10,794	11,841	12,505
Diluted weighted average shares outstanding	11,077	12,333	13,071

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Consolidated Balance Sheets

	As of January 31
	2009	2008
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$31,185	$21,223
Accounts receivable, less allowance for doubtful accounts of $1,441 and $1,623	64,568	93,117
Inventories	90,806	85,049
Deferred income taxes	4,712	6,213
Prepaid expenses and other	13,603	10,887

Total current assets	204,874	216,489
Property, plant and equipment, net	93,826	98,350
Goodwill	74,387	118,826
Deferred income taxes	21,347	5,948
Intangible assets, net	1,151	20,916
Other assets	1,998	1,971

Total assets	$397,583	$462,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$2,255	$2,484
Current portion of long-term debt	501	423
Accounts payable	19,704	32,727
Accrued payroll and payroll taxes	8,504	10,148
Other accrued expenses	12,192	18,736

Total current liabilities	43,156	64,518
Long-term debt, net of current portion	100,007	107,809
Accrued environmental expenses	3,748	4,314
Deferred income taxes	2,337	5,710
Employee benefit obligations	7,413	8,824
Other liabilities	3,955	3,300

Total liabilities	160,616	194,475

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common stock, $.50 par value, 40,000 authorized shares; 10,852 and 10,840 shares issued and outstanding	5,426	5,420
Additional paid-in capital	3,574
Retained earnings	219,700	226,932
Accumulated other comprehensive income	8,267	35,673

Total shareholders’ equity	236,967	268,025

Total liabilities and shareholders’ equity	$397,583	$462,500

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Annual Comprehensive Income (Loss)
	Shares	Amount
Balance at January 31, 2006	12,536	$6,268	$21,590	$223,867	7,681
Net income	—	—	—	45,481	—	$45,481
Dividends ($.61 per share)	—	—	—	(7,603)	—	—
Common stock issued	291	145	3,296	—	—	—
Tax effect from share-based compensation awards	—	—	1,083	—	—	—
Common stock repurchase	(757)	(378)	(30,002)	(8,438)	—	—
Share-based compensation	—	—	4,033	—	—	—
Translation adjustment	—	—	—	—	4,008	4,008
Minimum pension/postretirement liability adjustment, net of tax effect of $360	—	—	—	—	605	605

Balance at January 31, 2007	12,070	6,035	—	253,307	12,294	$50,094

Net income	—	—	—	60,147	—	$60,147
Dividends ($.70 per share)	—	—	—	(8,243)	—	—
Common stock issued	430	215	3,628		—	—
Tax effect from share-based compensation awards	—	—	3,070	—	—	—
Common stock repurchase	(1,660)	(830)	(11,149)	(78,279)		—
Share-based compensation	—	—	4,451	—	—	—
Translation adjustment	—	—	—	—	22,817	22,817
Minimum pension/postretirement liability adjustment, net of tax effect of ($304)	—	—	—	—	562	562

Balance at January 31, 2008	10,840	5,420	—	226,932	35,673	$83,526

Net income	—	—	—	1,267	—	$1,267
Dividends ($.78 per share)	—	—	—	(8,460)	—	—
Common stock issued	30	15	115	—	—	—
Tax effect from share-based compensation awards	—	—	(61)	—	—	—
Common stock repurchase	(18)	(9)	(901)	—	—	—
Share-based compensation	—	—	4,421	—	—	—
Translation adjustment	—	—	—	—	(28,550)	(28,550)
Minimum pension/postretirement liability adjustment, net of tax effect of ($319)	—	—	—	(39)	1,144	1,144

Balance at January 31, 2009	10,852	$5,426	$3,574	$219,700	$8,267	$(26,139)

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Consolidated Statements of Cash Flows

	Year Ended January 31
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$1,267	$60,147	$45,481
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on asset impairment	46,376	—	—
Depreciation	13,801	13,898	13,753
Amortization	2,519	3,214	1,472
Share-based compensation	4,421	4,451	4,033
Deferred income taxes	(15,911)	2,560	(1,132)
Loss (gain) on disposition of assets	403	(1,121)	(552)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	21,386	(9,843)	(3,878)
Inventories	(16,065)	(19,514)	2,898
Prepaid expenses and other	(2,734)	1,237	(2,667)
Accounts payable and accrued expenses	(13,753)	3,671	863
Income tax payable and receivable	(653)	(3,492)	(3,159)
Other assets and liabilities	29	(1,882)	(3)

Net cash provided by operating activities	41,086	53,326	57,109

Cash flows from investing activities:
Capital expenditures	(16,709)	(22,808)	(18,078)
Business acquisitions	—	(11,529)	(40,255)
Proceeds from sale of assets	575	2,710	1,747
Sale of marketable securities	—	—	36,604
Purchase of marketable securities	—	—	(13,600)

Net cash used in investing activities	(16,134)	(31,627)	(33,582)

Cash flows from financing activities:
Payments on long-term debt and capital leases	(68,945)	(112,143)	(38,033)
Proceeds from long-term debt	60,500	173,433	58,000
Notes payable to banks, net	(326)	(3,166)	(2,501)
Cash dividends paid	(8,460)	(8,243)	(7,603)
Common stock repurchased	(3,220)	(90,240)	(36,540)
Common stock issued under share-based compensation plans	130	3,843	3,441
Tax effect from share-based compensation awards	(61)	3,084	1,083

Net cash used in financing activities	(20,382)	(33,432)	(22,153)

Effect of exchange rate changes	5,392	(3,637)	(274)

Change in cash and cash equivalents	9,962	(15,370)	1,100
Cash and cash equivalents at beginning of year	21,223	36,593	35,493

Cash and cash equivalents at end of period	$31,185	$21,223	$36,593

Supplemental disclosure of noncash information:
See Note 11 to Consolidated Financial Statements

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Notes to Consolidated Financial Statements

Note 1—Description of Business

Cascade Corporation is an international company engaged in the manufacture of materials handling products that are widely used on industrial lift trucks and, to a lesser extent, on construction, mining and agricultural vehicles. Accordingly, our sales are largely dependent on the sales of lift trucks and on the sales of replacement parts. Our sales are made throughout the world. We are headquartered in Fairview, Oregon, employing approximately 2,000 people and maintaining operations in 15 countries outside the United States.

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

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

Long-lived assets, excluding goodwill, are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the assets and eventual disposition in comparison with the carrying value. An estimate of future sales, gross margins and selling and administrative expenses are used to calculate future cash flows. The fair value of each asset is calculated using a cash flow methodology based on these assumptions. An impairment of a long-lived asset exists when the carrying value of an asset exceeds its fair value. See Note 6 “Goodwill and Intangible Assets” for a discussion of the asset impairment charge recorded during fiscal 2009.

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the fair value of the net identifiable assets acquired. We review goodwill for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, either annually or when events or changes in circumstances indicate the carrying value of the assets might exceed their current fair values. The review is performed for our reporting units, including North America, Europe, Australia and our construction attachment business in North America. Certain factors we consider important which could trigger an impairment review at an interim date outside of the annual review, include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or our overall business and significant industry or economic trends.

The impairment review is based on a discounted projected cash flow model that uses estimates of future sales, sales growth rates, gross profits, expense and capital expenditure levels, a discount rate and estimated terminal values to determine the fair value of the operating entities should an impairment exist. We use a weighted average cost of capital (WACC) to discount future cash flows for goodwill impairment tests. The WACC is the expected rate of return based on an industry specific debt and equity capital structure and cost of debt, adjusted for geographic and company size specific factors. The WACC can vary by reporting unit. Changes in these and other factors could result in impairments in the carrying value of goodwill, which would require a writedown to the asset’s fair value. If actual results are not consistent with our assumptions and judgments, we could be exposed to a material impairment charge. See Note 6 “Goodwill and Intangible Assets” for a discussion of the goodwill impairment charge recorded during fiscal 2009.

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

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Share-Based Compensation

We account for share-based compensation, for which we receive employee services in exchange for our equity instruments, using a fair value method. Share-based compensation cost is measured at the grant date based on the value of the award and is recognized as a corporate headquarters expense in North America over the service period the award is expected to vest. Determining the fair value share-based awards at the grant date requires judgment, including estimating the expected term of stock awards, the expected volatility of our common stock and expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. We consider many factors when estimating expected forfeitures, including types of awards, award recipient class and historical experience. Significant changes in the assumptions for future awards and actual forfeiture rates could materially impact share-based compensation expense and our results of operations. Subsequent changes in forfeiture rates will be recorded as a cumulative adjustment in the period estimates are revised.

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

Research and Development Costs

Research and development costs are expensed as incurred and are related to developing new products and to improving existing products or processes. These costs primarily include salaries, consulting, supplies, legal costs related to patents and design costs. We incurred research and development costs of $3 million, $3.8 million, and $3.8 million for the years ended January 31, 2009, 2008 and 2007, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable and foreign currency forward exchange contracts. We place our cash and cash equivalents in major financial institutions. Deposits held with financial institutions may exceed regulatory limits in countries in which we operate.

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

See Note 17 “Derivative Instruments and Hedging Activities” for discussion of foreign currency forward exchange contracts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Significant estimates and judgments made by our management include matters such as the collectibility of accounts receivable, obsolete inventory reserves, realizability of deferred income tax assets, realizability of goodwill and long-lived assets, warranty liabilities, share based compensation and benefit plan assumptions and future costs of environmental matters.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if stock options, SARS or unvested restricted stock were exercised or converted into common stock using the treasury stock method.

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

FSP 157-2—In February 2008, the FASB issued FASB Staff Position on Statement 157, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008. Our significant nonfinancial assets and liabilities that could be impacted by this deferral include assets and liabilities initially measured at fair value in a business combination and goodwill tested annually for impairment. FSP 157-2 will become effective for the fiscal year beginning February 1, 2009. We are currently evaluating the impact of the adoption of FSP 157-2 on our financial statements.

FSP 157-3—In October 2008, the FASB issued FASB Staff Position No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance. We adopted FSP 157-3 for the period ended October 31, 2008. The adoption did not have a material impact on our financial statements.

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

SFAS 161—In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS 161 expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format. SFAS 161 also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. SFAS 161 will become effective for fiscal years beginning after November 15, 2008. We will adopt this new accounting standard on February 1, 2009. We are currently evaluating the impact of the adoption of this standard on our financial statements.

SFAS 162—In May 2008, the FASB issued SFAS No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect any changes to our financial accounting and reporting as a result of the adoption of this standard.

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

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3—Segment Information (Continued)

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

	Year Ended January 31
	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
2009
Net sales	$257,077	$167,955	$68,466	$40,674		$534,172
Transfers between areas	29,083	1,686	355	23,219	(54,343)	—

Net sales and transfers	$286,160	$169,641	$68,821	$63,893	$(54,343)	$534,172

Gross Profit	$87,924	$25,253	$16,363	$19,008		$148,548
Selling and administrative	45,451	26,148	9,040	4,590		85,229
Loss on disposition of assets	178	108	47	70		403
Amortization	2,221	298	—	—		2,519
Asset impairment charge	46,376	—	—	—		46,376
European restructuring costs	—	2,544	—	—		2,544

Operating income (loss)	$(6,302)	$(3,845)	$7,276	$14,348		$11,477

Total assets	$180,782	$117,199	$41,698	$57,904		$397,583
Property, plant and equipment, net	$33,614	$31,530	$9,033	$19,649		$93,826
Capital expenditures	$6,646	$4,415	$2,796	$2,852		$16,709
Depreciation expense	$6,388	$5,107	$481	$1,825		$13,801

	Year Ended January 31
	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
2008
Net sales	$286,832	$171,435	$59,776	$40,030		$558,073
Transfers between areas	33,118	1,497	179	17,410	(52,204)	—

Net sales and transfers	$319,950	$172,932	$59,955	$57,440	$(52,204)	$558,073

Gross Profit	$109,832	$27,644	$15,063	$18,635		$171,174
Selling and administrative	51,020	26,201	8,297	3,927		89,445
Loss (gain) on disposition of assets, net	(1,135)	—	(34)	48		(1,121)
Amortization	2,482	732	—	—		3,214
Insurance litigation recovery, net	(15,977)	—	—	—		(15,977)

Operating income	$73,442	$711	$6,800	$14,660		$95,613

Total assets	$236,022	$135,171	$43,471	$47,836		$462,500
Property, plant and equipment, net	$35,026	$38,815	$6,745	$17,764		$98,350
Capital expenditures	$7,986	$4,439	$5,302	$5,081		$22,808
Depreciation expense	$7,066	$5,091	$385	$1,356		$13,898

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3—Segment Information (Continued)

	Year Ended January 31
	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
2007
Net sales	$263,312	$137,755	$48,256	$29,527	$—	$478,850
Transfers between areas	25,367	1,468	220	7,853	(34,908)	—

Net sales and transfers	$288,679	$139,223	$48,476	$37,380	$(34,908)	$478,850

Gross Profit	$102,810	$22,641	$12,093	$12,436		$149,980
Selling and administrative	46,750	22,921	7,996	3,042		80,709
Loss (gain) on disposition of assets	16	(588)	(17)	37		(552)
Amortization	598	851	19	4		1,472

Operating income (loss)	$55,446	$(543)	$4,095	$9,353		$68,351

Total assets	$213,451	$114,660	$31,323	$37,998		$397,432
Property, plant and equipment, net	$34,378	$35,300	$1,642	$12,831		$84,151
Capital expenditures	$6,174	$2,469	$481	$8,954		$18,078
Depreciation expense	$7,899	$4,968	$387	$499		$13,753

The following table represents sales by place of destination:

	Year Ended January 31
	2009	2008	2007
	(In thousands)
United States	$221,363	$256,149	$229,438
Europe, excluding United Kingdom	132,141	128,017	102,329
China	38,733	36,471	27,703
Japan	28,613	23,437	20,384
United Kingdom	27,894	32,819	27,955
Australia/New Zealand	25,220	21,710	16,499
Canada	23,660	24,941	25,605
Other countries (less then 5% of total sales individually)	36,548	34,529	28,937

	$534,172	$558,073	$478,850

The following table represents the value of long-lived assets including property, plant and equipment (net), goodwill, intangible assets (net) and other long-term assets by the country in which they are located:

	Year Ended January 31
	2009	2008	2007
	(In thousands)
United States	$33,771	$82,308	$70,571
Canada	65,434	80,475	69,131
China	19,651	17,766	12,834
The Netherlands	14,191	17,730	16,286
Italy	10,187	11,930	10,981
Japan	8,575	5,991	1,511
Other countries (less then 5% of total sales individually)	19,553	23,863	21,346

	$171,362	$240,063	$202,660

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 4—Inventories

	January 31
	2009	2008
	(In thousands)
Finished goods	$31,997	$35,303
Raw materials and components	58,809	49,746

	$90,806	$85,049

Note 5—Property, Plant and Equipment

	January 31
	2009	2008
	(In thousands)
Land	$8,870	$8,862
Buildings	54,668	54,889
Machinery and equipment	177,179	188,124

	240,717	251,875
Accumulated depreciation	(146,891)	(153,525)

	$93,826	$98,350

Note 6—Goodwill and Intangible Assets

After completing our fiscal 2009 annual goodwill impairment test, it was determined that the fair value of our construction attachment business in North America was below the carrying value. The goodwill impairment is a result of increasing losses in our construction business due to a deterioration of the North American construction industry. During fiscal 2009 our construction business had sales of $11.7 million and a pre-tax loss of $4.9 million.

The goodwill impairment charge was $29.2 million for the year ended January 31, 2009. The following table provides a breakdown of goodwill activity by reporting unit at January 31, 2009:

	North America	Construction	Europe	Asia Pacific	Total
Balance at January 31, 2007	$63,878	$22,025	$10,598	$2,997	$99,498
Acquisitions	—	7,132	—	—	7,132
Foreign Exchange Impact	10,930	—	1,295	(29)	12,196

Balance at January 31, 2008	74,808	29,157	11,893	2,968	118,826
Impairment charge	—	(29,157)	—	—	(29,157)
Foreign Exchange Impact	(13,492)	—	(1,853)	63	(15,282)

Balance at January 31, 2009	$61,316	$—	$10,040	$3,031	$74,387

Intangible Assets

Our impairment test at January 31, 2009 also included an evaluation of long-lived assets used in our construction reporting unit. These assets included customer relationships, patents, trade names, non-compete agreements and property, plant and equipment. These assets were acquired during fiscal 2007 and 2008 during the purchases of Pacific Services and Manufacturing, Inc and American Compaction Equipment, Inc.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 6—Goodwill and Intangible Assets (Continued)

The carrying value of the assets was compared to the fair value and an impairment recorded where the carrying value exceeded fair value. The impairment charge recorded in the fourth quarter of fiscal 2009 related to long-lived assets was $17.2 million, comprised of customer relationships ($13.3 million) and intellectual property ($3.9 million).

The following table provides detail of intangible assets as of January 31, 2009 and 2008. Assets that are completely written off during the year are not included in the table.

	January 31
	2009	2008
	(In thousands)
Customer relationships	$18,763	$19,014
Intellectual property	2,200	5,100
Other	476	503

	21,439	24,617
Accumulated amortization	(5,356)	(3,701)
Impairment write down	(14,932)	—

	$1,151	$20,916

The following table represents future amortization expense as of January 31, 2009 (in thousands):

Year ended January 31
2010	$392
2011	158
2012	138
2013	88
2014	81
Thereafter	263

$1,120

Note 7—Warranty Obligations

Our warranty obligations, which are recorded in other accrued expenses on the consolidated balance sheet, are as follows:

	January 31
	2009	2008
	(In thousands)
Beginning obligation	$1,900	$1,755
Accruals for warranties issued during the period	1,896	2,663
Settlements during the year	(2,239)	(2,659)
Foreign currency changes	(245)	141

Ending obligation	$1,312	$1,900

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 8—Debt

	January 31
	2009	2008
	(In thousands)
Revolving line of credit, variable interest payable of 1.8% and 3.9% at January 31, 2009 and 2008, respectively, principal payable in December 2011	$96,000	$104,000
Note payable, interest at 2.4% and 1.4% at January 31, 2009 and 2008, respectively; principal payable monthly through fiscal 2018. Collateralized by land and a building	4,508	4,232

	100,508	108,232
Less current portion	(501)	(423)

Long-term debt	$100,007	$107,809

Borrowing arrangements currently in place with commercial banks provide available lines of credit totaling $145 million, of which $98.3 million was being used at January 31, 2009 through outstanding debt and the issuance of letters of credit. Available borrowings decrease by $1.25 million each quarter through December 2011. The line of credit is uncollateralized. Amounts under the line of credit bear interest at LIBOR plus a margin between 0.75% and 1.25%, based on certain of our financial ratios. As of January 31, 2009, the interest rate was LIBOR plus a margin of 1.0% and commitment fees on unused amounts are 0.225%.

The line of credit contains covenants relating to fixed charge coverage and leverage ratios. We were in compliance with these covenants at January 31, 2009. Each covenant is calculated quarterly based on the actual results for the previous twelve months. Further details regarding the ratios under these covenants are provided below:

Fixed Charge Coverage Ratio—The fixed charge ratio requires “adjusted EBITDA”, as defined in the letter of credit agreement, to be in excess of 1.5 times required principal and interest payments. Adjusted EBITDA is calculated as EBITDA less cash taxes, maintenance capital expenditures of $13 million and dividends paid.

Leverage Ratio—The leverage ratio requires total debt, calculated as outstanding debt and letters of credit, to be less than 3 times of EBITDA.

Future maturities of long-term debt are as follows (in thousands):

Year ended January 31
2010	$501
2011	501
2012	96,501
2013	501
2014	501
Thereafter	2,003

$100,508

Borrowings under notes payable to banks, which includes bank overdrafts and short-term lines of credit, were $2.3 million and $2.5 million at January 31, 2009 and 2008, respectively. The average interest rate on these notes was 2.6% and 4.3% at January 31, 2009 and 2008, respectively.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9—Income Taxes

	Year Ended January 31
	2009	2008	2007
	(In thousands)
Provision (benefit) for income taxes consisted of:
Current:
Federal	$6,603	$14,225	$11,056
State	578	1,861	1,582
Foreign	11,180	12,070	12,268

	18,361	28,156	24,906

Deferred:
Federal	(13,973)	2,433	(593)
State	(1,118)	(4)	(91)
Foreign	(146)	106	(448)

	(15,237)	2,535	(1,132)

Total provision for income taxes	$3,124	$30,691	$23,774

Income (loss) before provision for income taxes was as follows:
United States	$(22,770)	$52,462	$36,443
Foreign	27,161	38,376	32,812

	$4,391	$90,838	$69,255

A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:
Federal statutory rate	$1,537	$31,793	$24,239
State income taxes, net of federal tax benefit	(790)	1,205	937
Tax on foreign earnings	(2,288)	(3,047)	352
Net change in valuation allowance	2,618	1,749	(1,417)
U.S. export sales	—	—	(200)
International financing	—	(168)	(373)
Stock options	280	70	362
U.S. manufacturing deduction	(260)	(453)	(112)
R&D credit	(118)	—	—
FIN 48 expense	288	—	—
Other	86	(458)	(14)
Prior year foreign tax credit	(676)	—	—
Impairment of goodwill and intangibles assets	2,447	—	—

	$3,124	$30,691	$23,774

Effective tax rate	71.1%	33.8%	34.3%

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9—Income Taxes (Continued)

The components of deferred income tax assets and liabilities recorded on the consolidated balance sheet are as follows (in thousands):

	January 31
	2009	2008
Deferred tax assets:
Accruals	$4,191	$3,997
Environmental	1,704	2,109
Employee benefits	7,385	6,501
Foreign tax credits	4,799	3,269
Foreign net operating losses	12,493	12,704
Goodwill and intangible assets	11,921	—
Other	58	1,917

	42,551	30,497
Less: Valuation allowance	(12,444)	(11,672)

	30,107	18,825
Deferred tax liabilities:
Depreciation	(4,624)	(4,238)
Cumulative translation adjustment	(1,056)	(3,808)
Other	(705)	(4,328)

	(6,385)	(12,374)

Total net deferred tax asset	$23,722	$6,451

The net deferred tax asset is presented in our consolidated balance sheets as follows (in thousands):

	January 31
	2009	2008
Deferred income taxes—current asset	$4,712	$6,213
Deferred income taxes—long-term asset	21,347	5,948
Deferred income taxes—long-term liability	(2,337)	(5,710)

	$23,722	$6,451

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

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9—Income Taxes (Continued)

We recorded valuation allowances for the years ended January 31, 2009 and January 31, 2008 of approximately $12.5 million and $11.7 million, respectively. The change in the valuation allowance for each year is as follows (in thousands):

	Year Ended January 31
	2009	2008
Additional valuation allowance	$2,618	$1,749
Foreign currency changes	(1,846)	1,171

Total increase in valuation allowance	$772	$2,920

As of January 31, 2009, we have the following foreign net operating loss carryforwards available to offset future taxable income (in thousands):

	Net Operating Losses	Expiration
The Netherlands	$26,478	2012-2018
Germany	14,673	None
France	2,012	None
Sweden	2,213	None
Australia	163	None

	$45,539

Valuation allowances have been provided for all net operating losses in Europe, as management has determined that it is more likely than not we would not realize the deferred tax asset resulting from these net operating losses in the foreseeable future.

A deferred tax asset of $4.8 million at January 31, 2009 has been recognized for U.S. foreign tax credits attributed to repatriated foreign earnings. Realization of this deferred tax asset is dependent on generating sufficient foreign-sourced taxable income in the United States over a ten year period ending in fiscal 2017. Foreign-sourced taxable income includes dividends and royalties from foreign subsidiaries.

A deferred tax asset of $11.9 million has been recognized for goodwill and intangible assets on which an impairment charge was taken for book purposes during the year. Realization of this deferred tax asset is dependent on generating future taxable income in the United States as the goodwill and intangibles are amortized for tax purposes at approximately $2.6 million per year through 2022.

Deferred taxes have not been provided on the excess book basis in the shares of certain foreign subsidiaries in the amount of $13.6 million at January 31, 2009, representing approximately $57 million of undistributed earnings of consolidated foreign subsidiaries. It is management’s intent for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. These basis differences could reverse through a sale of the subsidiaries, the receipt of dividends from the subsidiaries, as well as various other events.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9—Income Taxes (Continued)

As of January 31, 2009 our liability for uncertain tax positions under FASB Interpretation No. 48 (FIN 48) was $1.3 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended January 31
	2009	2008
Beginning of year unrecognized tax benefit	$234	$325
Gross increases for tax positions related to the current year	172	13
Gross increases for tax positions related to the prior years	631	66
Gross decreases for tax positions related to the prior years	—	(170)

End of year unrecognized tax benefit	$1,037	$234

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 31, 2009, we had approximately $240,000 of cumulative accrued interest and penalties related to uncertain tax positions, of which approximately $157,000 was recognized during the year.

We are subject to taxation primarily in the U.S., Canada, China and various European countries, as well as other various state and foreign jurisdictions. The Internal Revenue Service is currently reviewing our U.S. income tax return for fiscal years 2004—2007. The IRS has proposed an adjustment of $5 million related to interest deductions reported on tax returns for the 2004 and 2005 tax years. These adjustments would result in an additional federal and state tax liability of approximately $1.8 million. We are in the process of appealing the issue with the IRS and have determined that we will more-likely-than-not prevail on the issue. No amount has been recorded in our financial statements as of January 31, 2009 related to this matter. As of January 31, 2009, we remain subject to examination in various state and foreign jurisdictions for the 1998-2007 tax years.

Note 10—Commitments and Contingencies

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

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 10—Commitments and Contingencies (Continued)

Our specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision impacting our Fairview, Oregon manufacturing facility. The records of decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted at or near the facility since 1996 and current estimates provide for some level of activity to continue through 2019. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. The recorded liability for the ongoing remediation activities at our Fairview facility was $3.7 million and $4.8 million at January 31, 2009 and 2008, respectively.

Springfield, Ohio

In 1994, we entered into a consent order with the Ohio Environmental Protection Agency, which required the installation of remediation systems for the cleanup of groundwater contamination at our Springfield, Ohio facility. The current estimate is that the remediation activities will continue through 2014. The recorded liability for ongoing remediation activities in Springfield was $900,000 at January 31, 2009 and 2008.

Presented below is a roll forward of our environmental liabilities and expenses for the three years ended January 31, 2009 (in thousands):

	Fairview	Springfield	Other	Total
Balance at January 31, 2006	$6,661	$1,138	$136	$7,935
Accrued	—	—	(136)	(136)
Cash Payments	(786)	(151)	—	(937)

Balance at January 31, 2007	$5,875	$987	$—	$6,862
Accrued	(75)	75	—	—
Cash Payments	(952)	(173)	—	(1,125)

Balance at January 31, 2008	$4,848	$889	$—	$5,737
Accrued	(157)	157	—	—
Cash Payments	(1,031)	(131)	—	(1,162)

Balance at January 31, 2009	$3,660	$915	$—	$4,575

Lease Commitments

We lease certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended January 31, 2009, 2008, and 2007 totaled $3.6 million, $3.4 million and $2.5 million, respectively. Future minimum rental commitments under these leases as of January 31, 2009 are as follows (in thousands):

2010	$2,661
2011	1,865
2012	933
2013	54
2014	5

$5,518

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 10—Commitments and Contingencies (Continued)

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

Insurance Litigation

On April 9, 2007, we entered into a settlement agreement with Employers Reinsurance Corporation with respect to litigation to recover various expenses incurred in connection with environmental and related proceedings. The recovery from the settlement, recorded during the first quarter of fiscal 2008, was $16 million, net of expenses. In connection with the settlement, we released all rights we might have under insurance policies issued by Employers Reinsurance Corporation and certain related entities. This concluded all litigation against our insurance companies with regard to environmental matters.

Note 11—Supplemental Cash Flow Information

	Year Ended January 31
	2009	2008	2007
	(In thousands)
Cash paid during period for:
Interest	$4,281	$3,970	$2,403
Income taxes	$18,442	$27,786	$25,776
Business acquisitions:
Accounts receivable and other assets	$—	$935	$2,845
Inventories	—	818	2,389
Property, plant and equipment	—	296	2,179
Goodwill	—	6,423	22,025
Intangible asset-customer relationships	—	5,400	11,800
Intangible asset-intellectual property and other	—	1,900	4,300
Accounts payable and other liabilities assumed	—	(708)	(1,677)
Notes payable assumed	—	(931)	(3,606)
Deferred income tax	—	(2,604)	—

Net cash paid for acquisitions	$—	$11,529	$40,255

Supplemental disclosure of noncash information:
Minimum pension liability adjustment, net of tax	$(1,144)	$(562)	$(605)
Liability for common stock repurchase	$—	$2,310	$2,278

Note 12—Share-Based Compensation Plans

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

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 12—Share-Based Compensation Plans (Continued)

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

The amended SARS plan provides for the issuance of a maximum of 750,000 shares of common stock upon the exercise of SARS or issuance of restricted stock. As of January 31, 2009, a total of 246,000 shares of common stock have been issued under the SARS plan, which includes 65,000 shares of restricted stock.

Stock options provide the holder the right to receive our common shares at an established price. We have reserved 1,400,000 shares of common stock under our stock option plan. As of January 31, 2009, a total of 1,090,000 shares have been issued upon the exercise of stock options. No additional stock options can be granted under the terms of the plan. All outstanding stock options vest ratably over a four year period and have a term of ten years.

We calculate share-based compensation cost using the Black-Scholes option pricing model. The range of assumptions used to compute share-based compensation is as follows:

	Year Ended January 31
	2009	2008	2007
Risk-free interest rate	3.5%	5.1%	5.0%
Expected volatility	40%	41%	41%
Expected dividend yield	1.8%	1.0%	1.6%
Expected life (in years)	6.5	7	6
Weighted average fair value at date of grant	$16.71	$33.31	$15.24

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

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 12—Share-Based Compensation Plans (Continued)

A summary of award grants under the plans at January 31, 2009, 2008, and 2007, excluding restricted stock, together with changes during the periods then ended are presented in the following table (in thousands, except per share amounts):

	Stock Options		Stock Appreciation Rights
	Outstanding Awards	Weighted Average Exercise Price Per Share	Outstanding Awards	Weighted Average Exercise Price Per Share
Balance at January 31, 2006	841	$14.10	1,019	$29.83
Granted	—	—	255	37.05
Exercised	(246)	14.47	(126)	28.65
Forfeited	(25)	17.76	(117)	31.57

Balance at January 31, 2007	570	13.79	1,031	31.56
Granted	—	—	66	73.73
Exercised	(276)	14.02	(195)	30.60
Forfeited	(8)	20.14	(87)	35.00

Balance at January 31, 2008	286	13.39	815	34.84
Granted	—	—	47	44.24
Exercised	(7)	18.60	—	—
Forfeited	—	—	(56)	41.16

Balance at January 31, 2009	279	$13.26	806	$34.95

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock at January 31, 2007	—	$—
Granted	42	73.73
Vested	—	—
Forfeited	—	—

Unvested restricted stock at January 31, 2008	42	73.73
Granted	23	44.24
Vested	(14)	73.73
Forfeited	—	—

Unvested restricted stock at January 31, 2009	51	$60.51

A summary of award activity under the Plans as of January 31, 2009, is presented below:

	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Life
	(In thousands)		(In thousands)
Outstanding at January 31, 2009	1,085	$29	$3,003	6

Outstanding at January 31, 2009 and expected to vest	214	$44	$—	8

Exercisable at January 31, 2009	820	$25	$3,003	5

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 12—Share-Based Compensation Plans (Continued)

Aggregate intrinsic value excludes 575,000 SARs with an exercise price in excess of the market value of our common stock as of January 31, 2009.

The total intrinsic value of options exercised during the years ended January 31, 2009, 2008 and 2007 was $189,000, $15.4 million and $8.4 million, respectively. The total intrinsic value of SARS exercised during the years ended January 31, 2008 and 2007 was $8.7 million, and $2.2 million, respectively. No SARs were exercised during the year ended January 31, 2009.

The tax benefit recognized from share-based awards exercised during the years ended January 31, 2008 and 2007 was $3.1 million and $1.1 million, respectively. No tax benefit was recognized during the year ended January 31, 2009.

A summary of the status of the Plans’ nonvested awards as of January 31, 2009 is presented below (in thousands, except per share amounts):

	Stock Options		Stock Appreciation Rights
	Nonvested Awards	Weighted Average Grant-Date Fair Value Per Award	Nonvested Awards	Weighted Average Grant-Date Fair Value Per Award
Nonvested at January 31, 2006	299	$5.23	948	$13.09
Granted	—	—	255	15.24
Vested	(159)	4.91	(265)	12.49
Forfeited	(25)	5.86	(115)	13.65

Nonvested at January 31, 2007	115	5.53	823	13.87
Granted	—	—	66	33.31
Vested	(89)	4.99	(280)	13.00
Forfeited	(7)	6.98	(88)	15.04

Nonvested at January 31, 2008	19	7.45	521	16.60
Granted	—	—	47	16.71
Vested	(19)	7.45	(251)	14.07
Forfeited	—	—	(51)	18.00

Nonvested at January 31, 2009	—	$—	266	$18.73

As of January 31, 2009, there was $5.4 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans. That cost is expected to be recognized over a weighted average period of 1.9 years. The following table represents as of January 31, 2009 the share-based compensation costs to be recognized in future periods (in thousands) for awards granted to date:

Fiscal Year	Amount
2010	$3,327
2011	1,518
2012	519
2013	90

$5,454

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 13—Employee Benefit Plans

We sponsor various defined benefit pension and postretirement benefit plans. The following table presents the changes in benefit obligations, changes in plan assets and funded status of these plans. Benefit obligation balances presented in the table reflect the projected benefit obligation (PBO) for our defined benefit pension plans and accumulated postretirement benefit obligations (APBO) for the postretirement benefit plan. Both the PBO and APBO include the estimated present value of future benefits that will be paid to plan participants, based on expected future salary growth and employee services rendered through the measurement date. We use a measurement date of January 31 for all defined benefit pension plans and the postretirement plan.

	Year Ended January 31			Year ended January 31
	Defined Benefit			Postretirement Benefit
	2009	2008	2007	2009	2008	2007
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$10,285	$9,899	$10,713	$7,087	$7,513	$8,490
Service cost	21	34	59	104	121	137
Interest cost	533	524	480	432	421	456
Participant contributions	—	—	—	338	324	325
Adjustment due to measurement date	—	—	—	45	—	—
Benefits paid	(279)	(313)	(1,114)	(546)	(505)	(544)
Actuarial gain	(2,016)	(116)	(1,300)	(343)	(787)	(1,351)
Settlements	—	83	84	—	—	—
Exchange rate changes	(2,390)	174	977	—	—	—

Benefit obligation at end of year	6,154	10,285	9,899	7,117	7,087	7,513

Change in plan assets
Fair value of plan assets at beginning of year	7,942	7,693	7,195	—	—	—
Actual return on plan assets	(926)	(26)	407	—	—	—
Employer contributions	363	496	498	208	181	219
Participant contributions	—	—	—	338	324	325
Benefits paid	(218)	(313)	(1,114)	(546)	(505)	(544)
Exchange rate changes	(1,997)	92	707	—	—	—

Fair value of plan assets at end of year	5,164	7,942	7,693	—	—	—

Amounts recognized in the balance sheet consist of
Current liability	(321)	(270)	—	(373)	(336)	—
Non-current liability	(669)	(2,073)	(2,206)	(6,744)	(6,751)	(7,513)

Net amount recognized at year-end	$(990)	$(2,343)	$(2,206)	$(7,117)	$(7,087)	$(7,513)

Amounts recognized in accumulated other comprehensive income (pre-tax) consist of
Net actuarial loss	$931	$2,124	$2,087	$393	$735	$1,715
Prior service cost credit	—	—	—	(514)	(591)	(668)

Total	$931	$2,124	$2,087	$(121)	$144	$1,047

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 13—Employee Benefit Plans (Continued)

	Year Ended January 31			Year ended January 31
	Defined Benefit			Postretirement Benefit
	2009	2008	2007	2009	2008	2007
	(In thousands)
Components of net periodic benefit cost
Service cost	$21	$34	$59	$104	$121	$136
Interest cost	533	524	480	432	421	456
Expected return on plan assets	(475)	(516)	(458)	—	—	—
Settlement loss	—	82	140	—	—	—
Amortization of prior service credit	—	—	—	(77)	(77)	(77)
Recognized net actuarial loss	82	102	144	6	193	443

Net periodic benefit cost	$161	$226	$365	$465	$658	$958

Weighted-average assumptions
Discount rate for benefit obligation	6.9%	5.8%	5.2%	6.5%	6.3%	5.8%
Discount rate for net periodic benefit cost	5.8%	5.2%	4.7%	6.3%	5.8%	5.5%
Expected long-term rate of return on plan assets	6.5%	6.5%	6.5%	—	—	—
Varying rates of increase in compensation levels based on age	3.4%	3.3%	3.0%	—	—	—

The following table reflects the estimated pension benefits and postretirement gross benefit payments to be paid and medicare subsidy payments and retiree contributions to be received over the next ten years (in thousands):

	Defined Benefit	Postretirement Benefit
		Gross Benefit Payments	Medicare Subsidy	Retiree Contributions	Net Benefit Payments
2010	$189	$916	$85	$458	$373
2011	242	1,024	92	498	434
2012	216	1,125	103	567	455
2013	185	1,242	113	637	492
2014	218	1,377	122	726	529
2015 - 2019	1,141	7,863	749	4,003	3,111

Our expected contribution in fiscal 2010 to the defined benefit pension plans is $301,000.

The amount in accumulated other comprehensive income expected to be recognized as components of net periodic benefit costs in fiscal 2010 include an actuarial loss of $56,000 for our defined benefit plans and a prior service credit of $77,000 for our postretirement plan.

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

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 13—Employee Benefit Plans (Continued)

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

Our principal objective is to ensure that plan assets are sufficient to enable all future pension liabilities to be paid when due. Plan assets are allocated with a goal to achieve diversification between and within various asset classes to meet long-term objectives of return, while mitigating against downside risks and considering expected cash flows. The asset allocations for the pension assets at January 31, 2009 and 2008 are as follows:

	Percentage of Plan Assets At January 31		Target allocation
Asset Category	2009	2008
Equity	44%	52%	44%
Debt	44%	40%	44%
Real estate	3%	4%	3%
Cash	9%	4%	9%

Equity includes domestic and international equity securities, such as common, preferred or other capital stock, as well as mutual funds. Debt includes domestic and international debt securities, such as U.S. and other foreign government securities, corporate bonds and commercial paper.

The accumulated benefit obligation is the actuarial present value of benefits attributed to employee services rendered to date, excluding assumptions about future compensation levels. The accumulated benefit obligation for all defined benefit pension plans was $6.2 million at January 31, 2009 and $10.1 million at January 31, 2008. The net underfunded pension liability was $1 million and $2.3 million as of January 31, 2009 and 2008, respectively. The decrease in the liability in fiscal 2009 is primarily the result of an increase in the discount rate and foreign currency changes.

During fiscal 2007, we terminated our defined benefit pension plan in Canada through the purchase of annuities and a lump sum distribution. We have no further obligation under this plan.

Postretirement Benefit Plan

We also provide a postretirement benefit plan, consisting of health care coverage to eligible retirees and qualifying dependents in the United States. Benefits under this postretirement benefit plan are generally based on age at retirement and years of service. The net periodic cost of the postretirement plan is determined using the projected unit credit method. Other significant actuarial assumptions include the discount rate, health care cost trend rates (rate of growth for medical costs) and rates of retirement and life expectancy of plan participants. We determine our discount rate using a “yield curve expected benefit payment” methodology based on interest rates associated with long-term high quality corporate bonds. This methodology uses individual curve rates to discount each future years’ expected plan benefit payments. We are accruing the estimated future costs of providing postretirement benefits to eligible active employees during the active service period. Our postretirement plan is

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 13—Employee Benefit Plans (Continued)

not funded and we have no current plans to provide funding other than annual contributions, which represent the benefits paid for the year.

Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement benefit plan. The assumed health care cost trend rates used in measuring the APBO were as follows at January 31:

	January 31
	2009	2008
Health care cost trend rate assumed next year	8.5%	9%
Ultimate trend rate	4.5%	4.5%
Year ultimate trend rate is reached	2017	2017

The following presents the effect of a 1% change in health care cost trend rates at January 31, 2008 (in thousands):

	1% Increase	1% Decrease
Change in health care cost trend rate:
Effect on service and interest costs	$73	$(62)
Effect on postretirement benefit obligation	853	(727)

The fiscal 2009 postretirement benefit costs will be based on a 6.25% discount rate.

Defined Contribution Retirement Plans

We sponsor a number of defined contribution retirement plans. We match employee contributions in varying degrees and also make contributions to certain plans based on a percentage of employee wages. Our expense under these plans was $5.2 million, $5.4 million and $4.8 million, for the years ended January 31, 2009, 2008 and 2007, respectively.

Note 14—Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended January 31
	2009	2008	2007
Basic earnings per share:
Net income	$1,267	$60,147	$45,481

Weighted average shares of common stock outstanding	10,794	11,841	12,505

	$0.12	$5.08	$3.64
Diluted earnings per share:
Net income	$1,267	$60,147	$45,481

Weighted average shares of common stock outstanding	10,794	11,841	12,505
Dilutive effect of stock options	283	492	566

Diluted weighted average shares of common stock outstanding	11,077	12,333	13,071

	$0.11	$4.88	$3.48

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 14—Earnings Per Share (Continued)

Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and stock appreciation rights and the amount of unvested restricted stock. Unexercised SARS totaling 104,000 and 66,000 awards were excluded from the calculations of diluted earnings per share, for fiscal 2009 and 2008 respectively, because they were antidilutive. Unvested restricted stock totaling 26,000 shares was excluded from the fiscal 2009 calculation of diluted earnings per share because it was antidilutive.

Note 15—Accumulated Other Comprehensive Income (Loss)

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
	(In thousands)
Balance at January 31, 2006	$10,667	$(2,986)	$7,681
Translation adjustment	4,008	—	4,008
Minimum pension/postretirement liability adjustment, net of tax effect of $360	—	605	605

			—
Balance at January 31, 2007	14,675	(2,381)	12,294
Translation adjustment	22,817	—	22,817
Minimum pension/postretirement liability adjustment, net of tax effect of ($304)	—	562	562

Balance at January 31, 2008	37,492	(1,819)	35,673
Translation adjustment	(28,550)		(28,550)
Minimum pension/postretirement liability adjustment, net of tax effect of ($319)		1,144	1,144

Balance at January 31, 2009	$8,942	$(675)	$8,267

Note 16—Fair Value of Financial Assets and Liabilities

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

Note 17—Derivative Instruments and Hedging Activities

We have operations and sell products to dealers and original equipment manufacturers throughout the world. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial exposures are monitored and managed within our foreign exchange management policy as approved by the Board of Directors. Our policy prohibits any activity construed as speculating on the changes in the value of any foreign currency. Our risk-management program focuses on the unpredictability of financial markets and seeks to reduce the effects that the volatility of these markets may have on our operating results.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 17—Derivative Instruments and Hedging Activities (Continued)

We maintain a foreign currency risk-management strategy that uses derivative instruments to protect our interests from unanticipated fluctuations in earnings caused by volatility in foreign currency exchange rates. Various amounts of our payables, receivables and subsidiary royalties are denominated in foreign currencies, thereby creating exposures to changes in exchange rates.

We purchase foreign currency forward exchange contracts with contract terms lasting up to six months, but generally less than one month, to protect against the adverse effects that exchange rate fluctuations may have on foreign currency denominated receivables and payables. We only purchase these contracts for actual currency exposures. These derivatives do not qualify for hedge accounting, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The gains and losses on both the derivatives and the foreign currency denominated receivables and payables are recorded as transaction adjustments in current earnings thereby minimizing the effect on current earnings of exchange-rate fluctuations.

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

At January 31, 2009 and 2008, we had approximately $115.7 million and $71.4 million, respectively, nominal value of contracts in place to buy or sell foreign currency. The fair value of these contracts is recorded in the consolidated financial statements as a foreign currency gain or loss. The principal currencies hedged are denominated in Canadian dollars, Euros, British pounds and Japanese yen.

Note 18—Acquisitions

We completed the following acquisitions during the three years ended January 31, 2009:

•

During fiscal 2008, we purchased American Compaction Equipment, Inc., a manufacturer of construction attachments located in San Juan Capistrano, California. The total purchase price was approximately $11.5 million, net of assumed liabilities.

•

During fiscal 2007, we purchased the assets of Pacific Services and Manufacturing, Inc., a manufacturer of construction attachments located in Woodinville, Washington. The total purchase price was approximately $40.3 million, net of assumed liabilities.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 19—Supplementary Quarterly Financial Information (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)
	(In thousands, except per share amounts)
Year ended January 31, 2009
Net sales	$149,867	$150,103	$139,134	$95,068
Gross profit	$42,348	$42,717	$40,537	$22,946
Operating income (loss)	$17,752	$18,514	$17,815	$(42,604)
Net income (loss)	$10,858	$10,495	$10,415	$(30,501)
Net income (loss) per share:
Basic	$1.01	$0.97	$0.96	$(2.82)
Diluted	$0.98	$0.94	$0.94	$(2.82)
Year ended January 31, 2008
Net sales	$135,500	$143,183	$143,143	$136,247
Gross profit	$43,229	$45,286	$44,041	$38,618
Operating income	$37,311	$23,525	$20,627	$14,150
Net income	$23,796	$15,144	$12,420	$8,787
Net income per share:
Basic	$1.99	$1.27	$1.04	$0.76
Diluted	$1.90	$1.21	$1.00	$0.74

(1)	Amounts include a $46,376 ($31,576 after tax) asset impairment charge during the fourth quarter ended January 31, 2009.

Schedule II

Cascade Corporation

Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Foreign Currency Impact/Acquisitions	Balance at End of Period
Years ended January 31:
2009
Allowance for doubtful accounts receivable	$1,623	$422	$(394)	$(210)	$1,441
Valuation allowances-deferred tax assets	$11,672	$3,211	$(593)	$(1,846)	$12,444
Obsolete inventory reserve	$1,775	$634	$(176)	$(258)	$1,975
2008
Allowance for doubtful accounts receivable	$1,515	$45	$(123)	$186	$1,623
Valuation allowances-deferred tax assets	$8,752	$1,798	$(49)	$1,171	$11,672
Obsolete inventory reserve	$2,280	$497	$(1,182)	$180	$1,775
2007
Allowance for doubtful accounts receivable	$1,415	$254	$(225)	$71	$1,515
Valuation allowances-deferred tax assets	$9,603	$653	$(2,070)	$566	$8,752
Obsolete inventory reserve	$1,592	$588	$(329)	$429	$2,280

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework”. Based on our evaluation, our management concluded that, as of January 31, 2009, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of January 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the three months ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, on June 19, 2008 our Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our directors is set forth under the heading “Proposal 1: Election of Directors” in the Company’s Proxy Statement for its 2009 Annual Meeting to be filed within 120 days after our fiscal year end of January 31, 2009, (“Proxy Statement”) and is incorporated into this report by reference. Information regarding our executive officers is set forth in Part I of this report under “Officers of the Registrant.”

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

Information concerning certain relationships and related transactions is included under “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated into this report by reference. Information concerning the independence of our directors is set forth under the heading “Corporate Governance and Other Board Matters – Board Independence” in the Proxy Statement and is incorporated into this report by reference.

Item 14.	Principal Accounting Fees and Services

Information concerning fees paid to our principal accountants is set forth under the heading “Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated into this report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements

The individual financial statements of the registrant and its subsidiaries have been omitted since Cascade is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together exceed 5% of the total consolidated assets at January 31, 2009, except indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the year of its origination.

3.	Exhibits

Exhibit No.	Description
3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to Form 10-Q filed with the Commission on September 5, 2008.(1)

3.2	Bylaws, as amended April 6, 2007 filed as Exhibit 3.2 to Form 10-K filed with the Commission on April 16, 2007.(1)

10.1	Severance Agreement dated May 25, 2000, with Richard S. Anderson, filed as Exhibit 3 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)

10.2	Severance Agreement dated May 25, 2000, with Robert C. Warren, Jr., filed as Exhibit 1 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)

10.3	Agreement dated January 25, 2008, regarding retirement of Gregory S. Anderson filed as Exhibit 10.3 to Form 10-K filed with the Commission on April 8, 2008.(1)(2)

10.4	1999 Amendment and Restatement of the Cascade Corporation 1995 Senior Managers’ Incentive Stock Option Plan filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-103581) filed with the Commission on March 4, 2003.(1)(2)

10.5	Form of Stock Option Agreement for 1999 Amendment and Restatement of the Cascade Corporation 1995 Senior Managers’ Incentive Stock Option Plan filed as Exhibit 10.5 to Form 10-K filed with the Commission on April 18, 2005.(1)(2)

10.6	Cascade Corporation Stock Appreciation Rights and Restricted Stock Plan, filed as Exhibit 10.1 to Form 10-Q filed with the Commission on September 10, 2007.(1)(2)

10.7	Form of Stock Appreciation Rights Agreement for Cascade Corporation Stock Appreciation Rights Plan filed as Exhibit 10.7 to Form 10-K filed with the Commission on April 18, 2005.(1)(2)

Exhibit No.	Description
10.8	Form of Restricted Stock Agreement (Employee) for Cascade Corporation Stock appreciation Rights and Restricted Stock Plan filed as Exhibit 10.2 to Form 10-Q filed with the Commission on September 10, 2007.(1)(2)

10.9	Form of Restricted Stock Agreement (Director) for Cascade Corporation Stock Appreciation Rights and Restricted Stock Plan filed as Exhibit 10.3 to Form 10-Q filed with the Commission on September 10, 2007.(1)(2)

10.10	Summary of Non-Employee Director and Named Executive Officer Compensation Arrangements.(2)

10.11	Loan Agreement dated February 28, 2003, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.1 to Form 8-K filed with the Commission on December 18, 2006.(1)

10.12	Amendment to Credit Agreement dated June 29, 2005, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.2 to Form 8-K filed with the Commission on December 18, 2006.(1)

10.13	Second Amendment to Credit Agreement dated February 24, 2006, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.3 to Form 8-K filed with the Commission on December 18, 2006.(1)

10.14	Third Amendment to Loan Agreement dated December 12, 2006, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.4 to Form 8-K filed with the Commission on December 18, 2006.(1)

10.15	Fourth Amendment to Loan Agreement dated October 3, 2007 among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.16 to Form 10-K filed with the Commission on April 8, 2008.(1)

10.16	Fifth Amendment to Loan Agreement dated December 21, 2007 among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A. and Bank of America, N.A. as agent, filed as Exhibit 10.17 to Form 10-K filed with the Commission on April 8, 2008.(1)

14	Code of Ethics and Business Responsibilities for Directors, Officers, and Employees, filed as Exhibit 14 to Form 10-K filed with the Commission on April 8, 2008.(1)

21	Subsidiaries of the registrant.

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference.

(2)	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, CASCADE CORPORATION has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE CORPORATION

By:	/S/ JOSEPH G. POINTER
Joseph G. Pointer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/S/ ROBERT C. WARREN, JR. Robert C. Warren, Jr.	President and Chief Executive Officer, and Director (Principal Executive Officer)	April 6, 2009 Date

/S/ JOSEPH G. POINTER Joseph G. Pointer	Chief Financial Officer (Principal Financial and Accounting Officer)	April 6, 2009 Date

/S/ JAMES S. OSTERMAN James S. Osterman	Director	April 6, 2009 Date

/S/ NICHOLAS R. LARDY Nicholas R. Lardy	Director	April 6, 2009 Date

/S/ DUANE C. MCDOUGALL Duane C. McDougall	Director	April 6, 2009 Date

/S/ PETER D. NICKERSON Peter D. Nickerson	Director	April 6, 2009 Date

/S/ HENRY W. WESSINGER II Henry W. Wessinger II	Director	April 6, 2009 Date

/S/ NANCY A. WILGENBUSCH Nancy A. Wilgenbusch	Director	April 6, 2009 Date

EXHIBIT INDEX

3.	Exhibits

Exhibit No.	Description
3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to Form 10-Q filed with the Commission on September 5, 2008.(1)

3.2	Bylaws, as amended April 6, 2007 filed as Exhibit 3.2 to Form 10-K filed with the Commission on April 16, 2007.(1)

10.1	Severance Agreement dated May 25, 2000, with Richard S. Anderson, filed as Exhibit 3 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)

10.2	Severance Agreement dated May 25, 2000, with Robert C. Warren, Jr., filed as Exhibit 1 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)

10.3	Agreement dated January 25, 2008, regarding retirement of Gregory S. Anderson filed as Exhibit 10.3 to Form 10-K filed with the Commission on April 8, 2008.(1)(2)

10.4	1999 Amendment and Restatement of the Cascade Corporation 1995 Senior Managers’ Incentive Stock Option Plan filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-103581) filed with the Commission on March 4, 2003.(1)(2)

10.5	Form of Stock Option Agreement for 1999 Amendment and Restatement of the Cascade Corporation 1995 Senior Managers’ Incentive Stock Option Plan filed as Exhibit 10.5 to Form 10-K filed with the Commission on April 18, 2005.(1)(2)

10.6	Cascade Corporation Stock Appreciation Rights and Restricted Stock Plan, filed as Exhibit 10.1 to Form 10-Q filed with the Commission on September 10, 2007.(1)(2)

10.7	Form of Stock Appreciation Rights Agreement for Cascade Corporation Stock Appreciation Rights Plan filed as Exhibit 10.7 to Form 10-K filed with the Commission on April 18, 2005.(1)(2)

10.8	Form of Restricted Stock Agreement (Employee) for Cascade Corporation Stock appreciation Rights and Restricted Stock Plan filed as Exhibit 10.2 to Form 10-Q filed with the Commission on September 10, 2007.(1)(2)

10.9	Form of Restricted Stock Agreement (Director) for Cascade Corporation Stock Appreciation Rights and Restricted Stock Plan filed as Exhibit 10.3 to Form 10-Q filed with the Commission on September 10, 2007.(1)(2)

10.10	Summary of Non-Employee Director and Named Executive Officer Compensation Arrangements.(2)

10.11	Loan Agreement dated February 28, 2003, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.1 to Form 8-K filed with the Commission on December 18, 2006.(1)

10.12	Amendment to Credit Agreement dated June 29, 2005, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.2 to Form 8-K filed with the Commission on December 18, 2006.(1)

10.13	Second Amendment to Credit Agreement dated February 24, 2006, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.3 to Form 8-K filed with the Commission on December 18, 2006.(1)

10.14	Third Amendment to Loan Agreement dated December 12, 2006, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.4 to Form 8-K filed with the Commission on December 18, 2006.(1)

Exhibit No.	Description
10.15	Fourth Amendment to Loan Agreement dated October 3, 2007 among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.16 to Form 10-K filed with the Commission on April 8, 2008.(1)

10.16	Fifth Amendment to Loan Agreement dated December 21, 2007 among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A. and Bank of America, N.A. as agent, filed as Exhibit 10.17 to Form 10-K filed with the Commission on April 8, 2008.(1)

14	Code of Ethics and Business Responsibilities for Directors, Officers, and Employees, filed as Exhibit 14 to Form 10-K filed with the Commission on April 8, 2008.(1)

21	Subsidiaries of the registrant.

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference.

(2)	Indicates management contract or compensatory plan or arrangement.