Form 10-Q
period 2009-04-30
CASCADE CORP
filed 2009-06-05
CIK 18061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of March 15, 2009 was 10,852,530.

CASCADE CORPORATION

FORM 10-Q

Quarter Ended April 30, 2009

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

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in thousands, except per share amounts)

	Three Months Ended April 30
	2009	2008
Net sales	$76,316	$149,867
Cost of goods sold	61,847	107,519

Gross profit	14,469	42,348
Selling and administrative expenses	18,556	23,486
Loss on disposition of assets, net	21	115
Amortization	114	675
European restructuring costs	4,777	320

Operating income (loss)	(8,999)	17,752
Interest expense	426	1,131
Interest income	(113)	(107)
Foreign currency loss, net	—	121

Income (loss) before provision for income taxes	(9,312)	16,607
Provision for income taxes	2,761	5,749

Net income (loss)	$(12,073)	$10,858

Basic earnings (loss) per share	$(1.12)	$1.01
Diluted earnings (loss) per share	$(1.12)	$0.98
Basic weighted average shares outstanding	10,801	10,782
Diluted weighted average shares outstanding	10,801	11,098

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except per share amounts)

	April 30 2009	January 31 2009
ASSETS
Current assets:
Cash and cash equivalents	$22,008	$31,185
Accounts receivable, less allowance for doubtful accounts of $1,503 and $1,441	53,103	64,568
Inventories	81,570	90,806
Deferred income taxes	4,760	4,712
Prepaid expenses and other	12,045	13,603

Total current assets	173,486	204,874
Property, plant and equipment, net	91,379	93,826
Goodwill	76,387	74,387
Deferred income taxes	21,479	21,347
Intangible assets, net	1,042	1,151
Other assets	1,841	1,998

Total assets	$365,614	$397,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$1,286	$2,255
Current portion of long-term debt	456	501
Accounts payable	14,182	19,704
Accrued payroll and payroll taxes	11,803	8,504
Other accrued expenses	12,756	12,192

Total current liabilities	40,483	43,156
Long-term debt, net of current portion	78,536	100,007
Accrued environmental expenses	3,568	3,748
Deferred income taxes	2,349	2,337
Employee benefit obligations	7,258	7,413
Other liabilities	3,907	3,955

Total liabilities	136,101	160,616

Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $.50 par value, 40,000 authorized shares; 10,852 shares issued and outstanding	5,426	5,426
Additional paid-in capital	4,723	3,574
Retained earnings	207,084	219,700
Accumulated other comprehensive income	12,280	8,267

Total shareholders’ equity	229,513	236,967

Total liabilities and shareholders’ equity	$365,614	$397,583

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited - in thousands, except per share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’	Year-To-Date Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Income (Loss)
Balance at January 31, 2009	10,852	$5,426	$3,574	$219,700	$8,267	$236,967
Net loss	—	—	—	(12,073)	—	(12,073)	$(12,073)
Dividends ($ 0.05 per share)	—	—	—	(543)	—	(543)	—
Share-based compensation	—	—	1,149	—	—	1,149	—
Currency translation adjustment	—	—	—	—	4,013	4,013	4,013

Balance at April 30, 2009	10,852	$5,426	$4,723	$207,084	$12,280	$229,513	$(8,060)

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Three Months Ended April 30
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(12,073)	$10,858
Adjustments to reconcile net income to net cash provided by operating activities:
Fixed asset write off due to restructuring	912	—
Depreciation	3,034	3,600
Amortization	114	675
Share-based compensation	1,149	1,315
Deferred income taxes	(227)	30
Loss on disposition of assets, net	21	115
Changes in operating assets and liabilities:
Accounts receivable	12,383	(6,017)
Inventories	11,127	(3,215)
Prepaid expenses and other	1,817	(2)
Accounts payable and accrued expenses	(2,878)	4,751
Income taxes payable and receivable	55	3,029
Other assets and liabilities	(363)	346

Net cash provided by operating activities	15,071	15,485

Cash flows from investing activities:
Capital expenditures	(784)	(3,903)
Proceeds from disposition of assets	36	34

Net cash used in investing activities	(748)	(3,869)

Cash flows from financing activities:
Payments on long-term debt	(23,117)	(16,608)
Proceeds from long-term debt	2,000	10,500
Notes payable to banks, net	(884)	3,485
Common stock issued under share-based compensation plans	—	62
Common stock repurchased	—	(3,220)

Net cash used in financing activities	(22,001)	(5,781)

Effect of exchange rate changes	(1,499)	(3,179)

Change in cash and cash equivalents	(9,177)	2,656
Cash and cash equivalents at beginning of period	31,185	21,223

Cash and cash equivalents at end of period	$22,008	$23,879

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

Note 2—Interim Financial Information

The accompanying consolidated financial statements for the interim periods ended April 30, 2009 and 2008 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Note 3—Segment Information

Our operating units have several similar economic characteristics and attributes, including products, distribution patterns and classes of customers. As a result, we aggregate our operating units into four geographic operating segments related to the manufacturing, distribution and servicing of material handling load engagement products. We evaluate the performance of each of our operating segments based on income before interest, foreign currency losses and income taxes. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies contained in Note 2 of our consolidated financial statements included in our Form 10-K for the fiscal year ended January 31, 2009.

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

	Three Months Ended April 30
2009	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Net sales	$37,882	$20,877	$10,720	$6,837		$76,316
Transfers between areas	2,317	504	1	2,311	(5,133)	—

Net sales and transfers	$40,199	$21,381	$10,721	$9,148	$(5,133)	$76,316

Gross profit (loss)	$10,846	$(2,028)	$2,590	$3,061		$14,469
Selling and administrative	10,732	5,202	1,621	1,001		18,556
Loss (gain) on disposition of assets, net	(3)	5	—	19		21
Amortization	48	66	—	—		114
European restructuring costs	—	4,777	—	—		4,777

Operating income (loss)	$69	$(12,078)	$969	$2,041		$(8,999)

Total assets	$172,012	$105,644	$37,110	$50,848		$365,614
Property, plant and equipment, net	$32,832	$30,623	$8,576	$19,348		$91,379
Capital expenditures	$518	$70	$43	$153		$784
Depreciation expense	$1,398	$1,027	$124	$485		$3,034

	Three Months Ended April 30
2008	North America	Europe	Asia Pacific	China	Eliminations	Consolidation
Net sales	$69,320	$49,336	$19,180	$12,031	$—	$149,867
Transfers between areas	7,719	581	83	6,150	(14,533)	—

Net sales and transfers	$77,039	$49,917	$19,263	$18,181	$(14,533)	$149,867

Gross profit	$24,251	$7,392	$5,114	$5,591		$42,348
Selling and administrative	12,749	7,311	2,339	1,087		23,486
Loss (gain) on disposition of assets, net	120	(1)	(3)	(1)		115
Amortization	597	78	—	—		675
European restructuring costs	—	320	—	—		320

Operating income	$10,785	$(316)	$2,778	$4,505		$17,752

Total assets	$237,152	$142,429	$48,522	$50,438		$478,541
Property, plant and equipment, net	$34,714	$40,410	$6,940	$18,745		$100,809
Capital expenditures	$1,546	$1,252	$198	$907		$3,903
Depreciation expense	$1,693	$1,348	$131	$428		$3,600

Note 4—Inventories

During the three months ended April 30, 2009, inventories decreased due to reduced inventory purchases and lower levels of finished goods needed to meet lower customer demand. Inventories stated at the lower of average cost or market are presented below by major class (in thousands):

	April 30 2009	January 31 2009
Finished goods	$26,896	$31,997
Raw materials and components	54,674	58,809

	$81,570	$90,806

Note 5—Goodwill

During the three months ended April 30, 2009, goodwill increased due to fluctuations in foreign currencies. We have no goodwill recorded in China. The following table provides a breakdown of goodwill by geographic region (in thousands):

	April 30 2009	January 31 2009
North America	$63,019	$61,316
Europe	10,359	10,040
Asia Pacific	3,009	3,031

	$76,387	$74,387

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

The SARS plan provides for the issuance of a maximum of 750,000 shares of common stock upon the exercise of SARS or issuance of restricted stock. As of April 30, 2009, a total of 246,000 shares of common stock have been issued under the SARS plan, which includes 65,000 shares of restricted stock.

Stock options provide the holder the right to receive our common shares at an established price. We have reserved 1,400,000 shares of common stock under our stock option plan. As of April 30, 2009, a total of 1,090,000 shares have been issued upon the exercise of stock options. No additional stock options can be granted under the terms of the plan. All outstanding stock options vest ratably over a four year period and have a term of ten years.

A summary of the plans’ status at April 30, 2009 together with changes during the three months then ended are presented in the following tables (in thousands, except per share amounts):

	Stock Options		Stock Appreciation Rights
	Outstanding Awards	Weighted Average Exercise Price Per Share	Outstanding Awards	Weighted Average Exercise Price Per Share
Balance at January 31, 2009	279	$13.26	806	$34.95
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	(1)	44.24

Balance at April 30, 2009	279	$13.26	805	$34.94

Restricted Stock Awards

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock at January 31, 2009	51	$60.51
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested restricted stock at April 30, 2009	51	$60.51

We calculate share-based compensation cost for stock options and SARs using the Black-Scholes option pricing model. We calculate share-based compensation cost for restricted stock by multiplying the fair market value of our common shares on the grant date by the number of restricted shares expected to vest. Share-based compensation is expensed ratably over the applicable vesting period. Additional information regarding the assumptions used to calculate fair value of our share-based compensation plans is presented in Note 2 to our consolidated financial statements included in our Form 10-K for the year ended January 31, 2009.

As of April 30, 2009, there was $4.3 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the plans, which is expected to be recognized over a weighted average period of 1.8 years. The following table represents as of April 30, 2009 the share-based compensation costs to be recognized in future periods (in thousands) for awards granted to date:

Fiscal Year	Amount
2010*	$2,178
2011	1,518
2012	519
2013	90

$4,305

*	Represents last nine months of fiscal 2010.

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

Our specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision affecting our Fairview, Oregon manufacturing facility. The Records of Decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted since 1996 and current estimates provide for some level of activity to continue through 2019. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. The recorded liability for ongoing remediation activities at our Fairview facility was $3.5 million and $3.7 million at April 30, 2009 and January 31, 2009, respectively.

Springfield, Ohio

In 1994, we entered into a consent order with the Ohio Environmental Protection Agency, which required the installation of remediation systems for the cleanup of groundwater contamination at our Springfield, Ohio facility. The current estimate is that the remediation activities will continue through 2014. The recorded liability for ongoing remediation activities in Springfield was $880,000 at April 30, 2009 and $900,000 at January 31, 2009.

Legal Proceedings

We are subject to legal proceedings, claims and litigation, in addition to the environmental matters previously discussed, arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect the ultimate costs to be material to our consolidated financial position, results of operations, or cash flows.

Note 8—Earnings Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended April 30
	2009	2008
Basic earnings (loss) per share:
Net income (loss)	$(12,073)	$10,858

Weighted average shares of common stock outstanding	10,801	10,782

	$(1.12)	$1.01
Diluted earnings (loss) per share:
Net income (loss)	$(12,073)	$10,858

Weighted average shares of common stock outstanding	10,801	10,782
Dilutive effect of stock awards	—	316

Diluted weighted average shares of common stock outstanding	10,801	11,098

	$(1.12)	$0.98

Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and stock appreciation rights and the amount of unvested restricted stock. The assumed exercise of stock awards and vesting of restricted stock was not included in the fiscal 2010 calculation as the impact would be antidilutive. Unexercised SARS totaling 64,000 awards and unvested restricted stock totaling 4,070 shares were excluded from the fiscal 2009 calculation of diluted earnings per share because they were antidilutive.

Note 9—Supplemental Cash Flow Information

The following table presents information that supplements the consolidated statements of cash flow (in thousands):

	For the Three Months Ended April 30
	2009	2008
Cash paid during the period for:
Interest	$522	$1,097
Income taxes	$2,691	$3,097
Supplemental disclosure of financing activities:
Dividends declared	$543	$1,949

Note 10—Benefit Plans

The following table represents the net periodic cost related to our defined benefit plans in England and France and our postretirement health benefit plan in the United States (in thousands):

	Defined Benefit Three Months Ended April 30		Postretirement Benefit Three Months Ended April 30
	2009	2008	2009	2008
Net periodic benefit cost:
Service cost	$5	$6	$27	$26
Interest cost	105	147	113	108
Expected return on plan assets	(85)	(131)	—	—
Recognized prior service cost	—	—	(19)	(19)
Recognized net actuarial loss	11	23	—	1

	$36	$45	$121	$116

Note 11—Recent Accounting Pronouncements

SFAS 141(R) & SFAS 160 – In December 2007, the FASB issued SFAS No. 141(R) (SFAS 141(R)), “Business Combinations,” and SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 141(R) requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, SFAS 141(R) also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs. Under SFAS 160, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions. We adopted SFAS 141(R) and SFAS 160 on February 1, 2009. The adoption of these standards did not have any impact on our financial statements.

SFAS 161 – In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS 161 expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format. SFAS 161 also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. We adopted this new accounting standard on February 1, 2009. The adoption of this standard did not have any impact on our financial statements.

SFAS 162 – In May 2008, the FASB issued SFAS No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. We adopted SFAS 162 on February 1, 2009. The adoption of this standard did not have any impact on our financial statements.

FSP EITF 03-6-1 - In June 2008, the FASB issued Staff Position Emerging Issues Task Force 03-6-1 (FSP EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share”. The provisions of FSP EITF 03-6-1 were adopted on February 1, 2009 and did not have a material impact on our financial statements.

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

	2009	2008
Balance at January 31	$1,312	$1,900
Accruals for warranties issued during the period	557	438
Accruals for pre-existing warranties	578	—
Settlements during the period	(896)	(615)
Foreign currency changes	23	47

Balance at April 30	$1,574	$1,770

Note 13—Accumulated Other Comprehensive Income

During the three months ended April 30, 2009, accumulated other comprehensive income increased due to fluctuations in foreign currencies, primarily the Euro, British Pound and Canadian dollar. The following table presents the changes in and the components of accumulated other comprehensive income (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
Balance at January 31, 2009	$8,942	$(675)	$8,267
Currency translation adjustment	4,030	(17)	4,013

Balance at April 30, 2009	$12,972	$(692)	$12,280

Note 14—Income Taxes

As of April 30, 2009 our liability for uncertain tax positions under FASB Interpretation No. 48 (FIN 48) was $1.3 million. There were no material changes in unrecognized tax benefits during the current period. The reserve for unrecognized tax benefits as of April 30, 2009 included an accrual for interest and penalties of $240,000.

We are subject to taxation primarily in the U.S., Canada and China, as well as various state and other foreign jurisdictions. The Internal Revenue Service (IRS) is currently reviewing our U.S. income tax return for fiscal years 2004—2007. The IRS has proposed an adjustment of $5 million related to interest deductions reported on tax returns for the 2004 and 2005 tax years. These adjustments would result in an additional federal and state tax liability of approximately $1.8 million. We are in the process of appealing the issue with the IRS and have determined that we will more-likely-than-not prevail on the issue. No amount has been recorded in our financial statements as of April 30, 2009 related to this matter. As of April 30, 2009, we remain subject to examination in various state and foreign jurisdictions for the 1999-2008 tax years.

Note 15 – Restructuring Activities

During the first three months of fiscal 2010 and 2009 we incurred costs related to our ongoing European restructuring activities. The following table outlines the restructuring costs incurred during those periods (in thousands):

	For the Three Months Ended April 30
	2009	2008
Employee wages and benefits	$3,333	$320
Fixed asset write downs	912	—
Facility shut down	79	—
Professional fees	111	—
Other restructuring	342	—

	$4,777	$320

As of April 30, 2009, $3.4 million of accrued restructuring costs are included in accrued payroll and payroll taxes and other accrued expenses on the consolidated balance sheet. We anticipate paying these costs by the end of fiscal 2010.

In May 2009 we initiated discussions with the local works council at our facility in Almere, The Netherlands regarding our intention to cease production operations. Our current plans are to continue to maintain sales and certain administrative functions and our European Parts Depot in The Netherlands and shift production capacity to other Cascade facilities. We intend to continue to provide a full-range of products to our European customers. We estimate the costs for the Almere restructuring could be in the range of $8-10 million and will be incurred by the end of fiscal 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our businesses globally manufacture and distribute material handling load engagement products primarily for the lift truck industry and to a lesser extent the construction industry. We operate in four geographic segments: North America, Europe, Asia Pacific and China. All references to fiscal periods are defined as the period ended April 30, 2008 (fiscal 2009) and the period ended April 30, 2009 (fiscal 2010).

RECENT TRENDS AND DEVELOPMENTS AFFECTING OUR RESULTS

Global Economic Conditions

During the first quarter of fiscal 2010, the significant decline in global economic conditions continued, which included depressed demand for lift trucks and our products. Lift truck shipment rates for the current year were down significantly in every region and globally were 45% below the prior year. It is very difficult to estimate the prolonged effect this downturn will have on our future business. We continue to implement actions throughout our operations to deal with this very challenging global business environment. We believe our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditures and debt retirement requirements for the next twelve months.

European Restructuring

During the first quarter of fiscal 2010, we continued steps to modify the structure of our European operations in light of the current economic environment. We closed our fork manufacturing facility in France in March 2009, at a total cost of $4.4 million. In May 2009, we announced our intention to cease production at our attachment facility in The Netherlands. We have initiated discussions with the local works council. We do not anticipate improved operational results in Europe during the remainder of fiscal 2010 because of these costs, the operational disruption caused by the restructuring activities and the current European economic conditions.

COMPARISON OF FIRST QUARTER OF FISCAL 2010 AND FISCAL 2009

Executive Summary

	Three Months Ended April 30
	2009	2008	Change	Change %
	(In thousands except per share amounts)
Net sales	$76,316	$149,867	$(73,551)	(49%)
Operating income (loss)	$(8,999)	$17,752	$(26,751)	(151%)
Income (loss) before taxes	$(9,312)	$16,607	$(25,919)	(156%)
Provision for income taxes	$2,761	$5,749	$(2,988)	(52%)
Effective tax rate	(30%)	35%	(65% )	(186%)
Net income (loss)	$(12,073)	$10,858	$(22,931)	(211%)
Diluted earnings (loss) per share	$(1.12)	$0.98	$(2.10)	(214%)

The following is an overview for the first quarter of fiscal 2010:

•

Consolidated net sales decreased 44%, excluding the impact of foreign currencies, as a result of the general economic downturn and a weak lift truck market. Global lift truck shipments were down 45% compared to the prior year.

•	Our consolidated gross profit percentage decreased during fiscal 2010, primarily as a result of unabsorbed fixed and variable costs due to lower sales volumes.

•	We incurred restructuring costs of $4.8 million during fiscal 2010, primarily as a result of the closure of our fork facility in France.

•	Based on cash flow from operations, we were able to pay down outstanding debt by $22 million during the quarter ended April 30, 2009.

•

The income tax expense during fiscal 2010 is a result of taxes due in countries where we are generating income. We are currently unable to realize a tax benefit in several European countries where we have incurred losses.

North America

	Three Months Ended April 30
	2009	%	2008	%	Change	Change %
	(In thousands)
Net sales	$37,882	94%	$69,320	90%	$(31,438)	(45%)
Transfers between areas	2,317	6%	7,719	10%	(5,402)	(70%)

Net sales and transfers	40,199	100%	77,039	100%	(36,840)	(48%)
Cost of goods sold	29,353	73%	52,788	69%	(23,435)	(44%)

Gross profit	10,846	27%	24,251	31%	(13,405)	(55%)
Selling and administrative	10,732	27%	12,749	16%	(2,017)	(16%)
Loss (gain) on disposition of assets, net	(3)	—	120	—	(123)	—
Amortization	48	—	597	1%	(549)	(92%)

Operating income	$69	0%	$10,785	14%	$(10,716)	(99%)

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$(30,598)	(44%)
Foreign currency change	(840)	(1%)

Total	$(31,438)	(45%)

The following summarizes financial results for North America for the first quarter of fiscal 2010. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales decreased 44% primarily due to lower sales volumes as a result of the general economic downturn and a weak lift truck market. Lift truck industry shipments decreased 35% for the quarter. We have found that lift truck industry statistics provide an indication of the direction of our business activity. However, changes in our net sales do not correspond directly to the percentages changes in lift truck shipments or orders.

•	Transfers to other Cascade locations decreased 70% during fiscal 2010 due to lower global customer demand and efforts to reduce inventory on hand.

•

Our gross profit percentage decreased due to significantly lower sales volumes which resulted in unabsorbed fixed and variable costs. Most facilities in North America had reduced work schedules during the first quarter of fiscal 2010.

•	Selling and administrative costs decreased 14% due to lower personnel, consulting and other general costs, which were partially offset by higher warranty costs.

Europe

	Three Months Ended April 30
	2009	%	2008	%	Change	Change %
	(In thousands)
Net sales	$20,877	98%	$49,336	99%	$(28,459)	(58%)
Transfers between areas	504	2%	581	1%	(77)	(13%)

Net sales and transfers	21,381	100%	49,917	100%	(28,536)	(57%)
Cost of goods sold	23,409	109%	42,525	85%	(19,116)	(45%)

Gross profit (loss)	(2,028)	(9%)	7,392	15%	(9,420)	(127%)
Selling and administrative	5,202	25%	7,311	15%	(2,109)	(29%)
Loss (gain) on disposition of assets, net	5	0%	(1)	—	6	—
Amortization	66	—	78	—	(12)	(15%)
Restructuring costs	4,777	22%	320	1%	4,457	—

Operating loss	$(12,078)	(56%)	$(316)	(1%)	$(11,762)	—

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$(24,180)	(49%)
Foreign currency change	(4,279)	(9%)

Total	$(28,459)	(58%)

The following summarizes financial results for Europe for the first quarter of fiscal 2010. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales decreased 49% primarily due to lower sales volumes as a result of the general economic downturn and a weak lift truck market. Lift truck industry shipments decreased 55% for the quarter.

•

Our gross profit percentage decreased primarily due to significantly lower sales volumes, which resulted in unabsorbed fixed and variable costs. Most facilities in Europe had reduced work schedules during the first quarter of fiscal 2010. In addition, we recorded inventory write downs of $1 million to reflect losses we expect to incur on certain customer orders which will be shipped in subsequent quarters.

•	Selling and administrative costs decreased 17% primarily due to lower personnel costs as a result of headcount reductions made during our European restructuring activities.

•

Restructuring costs were primarily a result of the closure of our fork manufacturing facility in France. These costs include employee wage and benefit costs of $3.3 million, fixed asset write downs of $912,000 and legal and other restructuring costs of $532,000.

•

In May 2009 we initiated discussions with the local works council at our facility in Almere, The Netherlands regarding our intention to cease production operations. Our current plans are to continue to maintain sales and certain administrative functions and our European Parts Depot in The Netherlands and shift production capacity to other Cascade facilities. We intend to continue to provide a full-range of products to our European customers We estimate the costs for the Almere restructuring could be in the range of $8-10 million and will be incurred by the end of fiscal 2010.

Asia Pacific

	Three Months Ended April 30
	2009	%	2008	%	Change	Change %
	(In thousands)
Net sales	$10,720	100%	$19,180	100%	$(8,460)	(44%)
Transfers between areas	1	—	83	—	(82)	(99%)

Net sales and transfers	10,721	100%	19,263	100%	(8,542)	(44%)
Cost of goods sold	8,131	76%	14,149	74%	(6,018)	(43%)

Gross profit	2,590	24%	5,114	26%	(2,524)	(49%)
Selling and administrative	1,621	15%	2,339	12%	(718)	(31%)
Gain on disposition of assets, net	—	—	(3)	—	3	—

Operating income	$969	9%	$2,778	14%	$(1,809)	(65%)

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$(6,137)	(32%)
Foreign currency change	(2,323)	(12%)

Total	$(8,460)	(44%)

The following summarizes financial results for Asia Pacific for the first quarter of fiscal 2010. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales decreased 32% primarily due to lower sales volumes as a result of the general economic downturn and a weak lift truck market. Lift truck industry shipments for the quarter decreased 47%.

•	Our gross profit percentage decreased due to lower sales volumes and fluctuations in foreign currency rates.

•	Selling and administrative costs decreased 17% due to lower personnel, warranty and other general costs.

China

	Three Months Ended April 30
	2009	%	2008	%	Change	Change %
	(In thousands)
Net sales	$6,837	75%	$12,031	66%	$(5,194)	(43%)
Transfers between areas	2,311	25%	6,150	34%	(3,839)	(62%)

Net sales and transfers	9,148	100%	18,181	100%	(9,033)	(50%)
Cost of goods sold	6,087	67%	12,590	69%	(6,503)	(52%)

Gross profit	3,061	33%	5,591	31%	(2,530)	(45%)
Selling and administrative	1,001	11%	1,087	6%	(86)	(8%)
Loss (gain) on disposition of assets, net	19	—	(1)	—	20	—

Operating income	$2,041	22%	$4,505	25%	$(2,464)	(55%)

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$(5,428)	(45%)
Foreign currency change	234	2%

Total	$(5,194)	(43%)

The following summarizes financial results for China for the first quarter of fiscal 2010. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales decreased 45% primarily due to lower sales volumes as a result of the general economic downturn and a weak lift truck market. Lift truck industry shipments for the quarter decreased 29%. We do not feel we have lost market share even with the disparity between our shipments and industry shipments. This is due to two factors. First, industry shipments do not include lift trucks exported outside of China. Lift truck exports decreased 63% in the current year. Chinese lift truck manufacturers also continued to work down existing inventories which has slowed the rate of our orders.

•	Transfers to other Cascade locations decreased 62% during fiscal 2010 due to lower customer demand in Europe and Asia Pacific and efforts to reduce on-hand inventory.

•	Our gross profit percentage increased due to product mix, price increases implemented in the prior year and lower intercompany transfers, which carry lower gross margins.

•	Selling and administrative costs decreased 11% due to lower personnel and other general costs.

Non-Operating Items

The following are financial highlights for non-operating items during the first quarter of fiscal 2010:

•	Interest expense decreased $705,000 during fiscal 2010 primarily due to lower long-term debt levels and lower interest rates in the current year.

•

The effective tax rate was (30%) compared to 35% for the first quarter of fiscal 2009. The provision for income taxes in the first quarter of fiscal 2010 is primarily related to an increase in valuation allowances for pre-tax losses in Europe where no benefit can be realized in the foreseeable future.

Lift Truck Market Outlook

Global lift truck shipments are at their lowest levels since the early 1980’s. The uncertainty around the depth and duration of this recession makes it very difficult to estimate the effect on the global lift truck market in the future. However we are anticipating that the decline in global demand for lift trucks will continue through the remainder of fiscal 2010 and into 2011.

Additional information on lift truck industry trends can be found at www.cascorp.com/investor/industrytrends. This website address is intended to provide an inactive, textual reference only. The information at this website is not a part of this Form 10-Q and is not incorporated by reference.

CASH FLOWS

Free Cash Flow

We believe free cash flow, a non-GAAP measure defined as cash from operating activities less capital expenditures, is an important metric when measuring the cash required to operate our business. The following table presents a summary of our free cash flow generated during the three months ended April 30, 2009 and April 30, 2008.

	Three Months Ended April 30
	2009	2008
	(In thousands)
Cash flow from operating activities	15,071	15,485
Capital expenditures	(784)	(3,903)

Free cash flow	$14,287	$11,582

Statements of Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended April 30, 2009 and April 30, 2008 by classifying transactions into three major categories of activities: operating, investing and financing.

The following table presents a summary of our cash flows for the first three months of fiscal 2010 and 2009.

	Three Months Ended April 30
	2009	2008
	(In thousands)
Operating activities	$15,071	$15,485
Investing activities	(748)	(3,869)
Financing activities	(22,001)	(5,781)
Effect of exchange rate changes	(1,499)	(3,179)

Net change in cash	$(9,177)	$2,656

Operating Activities

Our primary source of liquidity is cash generated from operating activities. The major operating activity is net income adjusted for changes in working capital and non-cash operating items such as depreciation, amortization and share-based compensation.

The following are operating activity highlights:

•	The net loss in fiscal 2010 was a result of significantly lower sales volumes, lower gross margins and restructuring charges.

•	During fiscal 2010, accounts receivable decreased $12.4 million compared to an increase of $6.0 million in fiscal 2009. The decrease in the current year is primarily a result of lower sales.

•	Inventories decreased $11.1 million during the current year. We have limited purchases of materials and focused on lowering on-hand inventory quantities.

Investing Activities

Our primary investing activity is capital expenditures, which are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Capital expenditures by geographic segments were as follows (in thousands):

	Three Months Ended April 30
	2009	2008
North America	$518	$1,546
Europe	70	1,252
Asia Pacific	43	198
China	153	907

	$784	$3,903

The following are investing activity highlights:

•	Capital expenditures decreased $3.1 million during the current year. We have limited spending to only critical projects.

•

We expect capital expenditures for the remainder of fiscal 2010 to be approximately $7 million. We believe this level of capital expenditures is sufficient to meet operational requirements, which includes amounts needed to reallocate production capacity in Europe.

Financing Activities

The following are major financing activities:

•

Net payments made against our long-term debt and notes payable were $22.0 million and $2.6 million during fiscal 2010 and fiscal 2009, respectively. The increase in debt payments during the current year reflects our focus on utilizing free cash flow to pay down outstanding debt.

•	During the prior year, we concluded our share repurchase program.

•	We declared dividends of $0.05 and $0.18 during the first three months of fiscal 2010 and 2009, respectively.

FINANCIAL CONDITION AND LIQUIDITY

The following are highlights regarding our financial condition and liquidity for the first three months of fiscal 2010:

•

Our working capital, defined as current assets less current liabilities, decreased from $161.7 million at January 31, 2009 to $133.0 million at April 30, 2009. Our current ratio decreased from 4.8 to 1 at January 31, 2009 to 4.3 to 1 at April 30, 2009. The decreases are primarily due to the use of cash, generated by the reduction of accounts receivable and inventory, to pay down long-term debt.

•	Total outstanding debt, including notes payable to banks, decreased from $102.8 million at January 31, 2009 to $80.3 million at April 30, 2009.

•

Borrowing arrangements currently in place, with Bank of America and Union Bank of California, provide lines of credit totaling $143.8 million, of which $75 million was outstanding and an additional $2.1 million was used to issue letters of credit at April 30, 2009. The borrowings available under the line of credit decrease $1.25 million quarterly through the debt expiration date of December 7, 2011. The interest rate on the line of credit, which is currently based on LIBOR plus a margin of 1%, was 1.4% and 1.8% at April 30, 2009 and January 31, 2009, respectively. Based on our leverage ratio, the line of credit interest rate is calculated at LIBOR plus a margin of between 0.75% and 1.25%.

Our line of credit agreement contains the following financial covenants, which are calculated quarterly based on actual results for the previous twelve months:

Fixed charge coverage ratio – requires earnings before interest, taxes, depreciation, amortization and other non-cash charges (EBITDA), adjusted for cash taxes paid, capital expenditures and cash dividends, to exceed required debt service payments, principal and interest on outstanding debt by 1.5 times. Actual fixed charge coverage ratio at April 30, 2009 was 1.98.

Leverage ratio – requires outstanding debt and letters of credit to be less than three times EBITDA. Actual leverage ratio at April 30, 2009 was 1.73.

We were in compliance with these debt covenants at April 30, 2009. Due to the current economic environment and the extent of our European restructuring activities, we are in negotiations with our banks to revise our existing debt covenants. To date, the banks have been very willing to accommodate our requests and we are close to finalizing a modification to the agreement. We anticipate completing this process before the end of the second quarter.

We believe our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditure and debt retirement requirements for the next twelve months.

OTHER MATTERS

The following table represents the percentage change from January 31, 2009 to April 30, 2009, in the end of month foreign currency rates compared to the U.S. dollar used by our significant operations. As a result of these changes, foreign currency translation adjustments increased shareholders’ equity by $4.0 million during the first three months of fiscal 2010.

Currency	Change %
Australian Dollar	14%
Korean Won	8%
Canadian Dollar	3%
Euro	3%
British Pound	2%
Japanese Yen	(9%)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. We evaluate our estimates and judgments on an on-going basis, including those related to uncollectible receivables, inventories, impairment of goodwill, warranty obligations, environmental liabilities, benefit plans, share-based compensation and deferred taxes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth in our Annual Report on Form 10-K for the year ended January 31, 2009.

OFF BALANCE SHEET ARRANGEMENTS

At April 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 141(R) & SFAS 160 – In December 2007, the FASB issued SFAS No. 141(R) (SFAS 141(R)), “Business Combinations,” and SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS 141(R) requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, SFAS 141(R) also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs. Under SFAS 160, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions. We adopted SFAS 141(R) and SFAS 160 on February 1, 2009. The adoption of these standards did not have any impact on our financial statements.

SFAS 161 – In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS 161 expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format. SFAS 161 also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. We adopted this new accounting standard on February 1, 2009. The adoption of this standard did not have any impact on our financial statements.

SFAS 162 – In May 2008, the FASB issued SFAS No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. We adopted SFAS 162 on February 1, 2009. The adoption of this standard did not have any impact on our financial statements.

FSP EITF 03-6-1 – In June 2008, the FASB issued Staff Position Emerging Issues Task Force 03-6-1 (FSP EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share”. The provisions of FSP EITF 03-6-1were adopted on February 1, 2009 and did not have a material impact on our financial statements.

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

The table below illustrates the hypothetical increase in net sales for the first quarter of fiscal 2010 resulting from a 10% change in the U.S. dollar against foreign currencies which impact our operations (in millions):

Euro	$1.7
Chinese yuan	0.7
British pound	0.4
Japanese yen	0.4
Canadian dollar	0.4
Other currencies (representing 9% of consolidated net sales)	0.7

A 10% weaker U.S. dollar during the quarter, measured against foreign currencies that affect our operations, would have increased our operating loss by $634,000. The majority of this increase would be the result of the Euro ($1.1 million), offset by a decrease in the operating loss from the Canadian dollar ($270,000) and Chinese yuan ($202,000).

We enter into foreign currency forward exchange contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The principal currencies hedged are denominated in Japanese yen, Canadian dollars, Euros, Chinese yuan, Korean won, Swedish krona and British pounds. Our foreign currency forward exchange contracts have terms lasting up to three months, but generally less than one month. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

A majority of our products are manufactured using specialty steel. As such, our cost of goods sold is sensitive to fluctuations in specialty steel prices, either directly through the purchase of raw materials or indirectly through the purchase of components. However, due to the nature of specialty steel, we are not impacted by changes in commodity steel prices to the extent others might be.

Presuming that the full impact of steel price increases is reflected in all steel and steel based component purchases, we estimate our gross profit percentage would decrease by approximately 0.4% for each 1.0% increase in steel prices. Based on our statement of income for the three months ended April 30, 2009, a 1.0% increase in steel prices would have decreased consolidated gross profit by approximately $309,000.

The majority of our debt as of April 30, 2009 has a variable interest rate, which is currently based on LIBOR plus a margin of 1%. Based on the April 30, 2009 outstanding balance of our variable rate debt of $75 million, a 1% increase in our interest rate would result in a $750,000 increase in annual interest expense.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the three months ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There are no material changes from risk factors previously disclosed in our Form 10-K for the year ended January 31, 2009.

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
June 5, 2009

/s/ JOSEPH G. POINTER
Joseph G. Pointer
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.