Form 10-Q
period 2009-07-31
CASCADE CORP
filed 2009-09-08
CIK 18061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2009

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

The number of shares outstanding of the registrant’s common stock as of August 19, 2009 was 10,883,224.

CASCADE CORPORATION

FORM 10-Q

Quarter Ended July 31, 2009

Forward-Looking Statements

This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 2) contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross profit, expenses, earnings or losses from operations, synergies or other financial items; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include, but are not limited to:

•	General business and economic conditions globally, in particular North America, Europe, Asia Pacific and China;

•	Competitive factors and the cyclical nature of the materials handling industry and lift truck orders;

•	Effectiveness of our cost reduction initiatives and reorganization plans;

•	Ability to comply with debt covenants;

•	Risks and complexities associated with international operations;

•	Impact of tax law changes;

•	Foreign currency fluctuations;

•	Cost and availability of raw materials;

•	Assumptions relating to pension and other postretirement costs;

•	Fluctuations in interest rates;

•	Levels of construction activity;

•	Environmental matters;

•	Impact of acquisitions.

We undertake no obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report. See “Risk Factors” (Item 1A) for additional information on risk factors with the potential to impact our business.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited—in thousands, except per share amounts)

	Three Months Ended July 31		Six Months Ended July 31
	2009	2008	2009	2008
Net sales	$76,643	$150,103	$152,959	$299,970
Cost of goods sold	58,110	107,386	119,957	214,905

Gross profit	18,533	42,717	33,002	85,065

Selling and administrative expenses	17,450	23,378	36,006	46,864
Loss on disposition of assets, net	13	30	34	145
Amortization	119	667	233	1,342
European restructuring costs	11,589	128	16,366	448

Operating income (loss)	(10,638)	18,514	(19,637)	36,266
Interest expense	371	1,110	797	2,241
Interest income	(57)	(160)	(170)	(267)
Foreign currency loss, net	151	506	151	627

Income (loss) before provision for income taxes	(11,103)	17,058	(20,415)	33,665
Provision for income taxes	1,200	6,563	3,961	12,312

Net income (loss)	$(12,303)	$10,495	$(24,376)	$21,353

Basic earnings (loss) per share	$(1.14)	$0.97	$(2.26)	$1.98
Diluted earnings (loss) per share	$(1.14)	$0.94	$(2.26)	$1.92

Basic weighted average shares outstanding	10,814	10,793	10,807	10,788
Diluted weighted average shares outstanding	10,814	11,109	10,807	11,109

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited—in thousands, except per share amounts)

	July 31 2009	January 31 2009
ASSETS
Current assets:
Cash and cash equivalents	$17,827	$31,185
Accounts receivable, less allowance for doubtful accounts of $1,388 and $1,441	50,537	64,568
Inventories	75,018	90,806
Deferred income taxes	4,722	4,712
Prepaid expenses and other	9,666	13,603

Total current assets	157,770	204,874
Property, plant and equipment, net	88,744	93,826
Goodwill	83,931	74,387
Deferred income taxes	22,674	21,347
Intangible assets, net	933	1,151
Other assets	2,205	1,998

Total assets	$356,257	$397,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$1,057	$2,255
Current portion of long-term debt	476	501
Accounts payable	13,556	19,704
Accrued payroll and payroll taxes	9,086	7,992
Accrued restructuring costs	8,506	699
Other accrued expenses	11,988	12,005

Total current liabilities	44,669	43,156
Long-term debt, net of current portion	63,567	100,007
Accrued environmental expenses	3,430	3,748
Deferred income taxes	2,186	2,337
Employee benefit obligations	7,400	7,413
Other liabilities	3,901	3,955

Total liabilities	125,153	160,616

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.50 par value, 40,000 authorized shares; 10,883 and 10,852 shares issued and outstanding	5,442	5,426
Additional paid-in capital	5,701	3,574
Retained earnings	194,237	219,700
Accumulated other comprehensive income	25,724	8,267

Total shareholders’ equity	231,104	236,967

Total liabilities and shareholders’ equity	$356,257	$397,583

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited—in thousands, except per share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’	Year-To-Date Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Income (Loss)
Balance at January 31, 2009	10,852	$5,426	$3,574	$219,700	$8,267	$236,967

Net loss	—	—	—	(24,376)	—	(24,376)	$(24,376)
Dividends ($ 0.10 per share)	—	—	—	(1,087)	—	(1,087)	—
Common stock issued	31	16	(16)	—	—	—	—
Share-based compensation	—	—	2,143	—	—	2,143	—
Currency translation adjustment	—	—	—	—	17,457	17,457	17,457

Balance at July 31, 2009	10,883	$5,442	$5,701	$194,237	$25,724	$231,104	$(6,919)

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited—in thousands)

	Six Months Ended July 31
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(24,376)	$21,353
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Fixed asset write off due to restructuring	4,885	—
Depreciation	6,091	7,209
Amortization	233	1,342
Share-based compensation	2,143	2,122
Deferred income taxes	(1,688)	1,096
Loss on disposition of assets, net	34	145
Changes in operating assets and liabilities:
Accounts receivable	17,955	(2,924)
Inventories	22,520	(13,386)
Prepaid expenses and other	2,333	(1,168)
Accounts payable and accrued expenses	(225)	1,648
Income taxes payable and receivable	2,539	(673)
Other assets and liabilities	(995)	242

Net cash provided by operating activities	31,449	17,006

Cash flows from investing activities:
Capital expenditures	(1,831)	(10,039)
Proceeds from disposition of assets	130	388

Net cash used in investing activities	(1,701)	(9,651)

Cash flows from financing activities:
Cash dividends paid	(1,087)	(4,119)
Payments on long-term debt	(55,735)	(27,708)
Proceeds from long-term debt	19,500	37,000
Notes payable to banks, net	(1,172)	(451)
Common stock issued under share-based compensation plans	—	130
Common stock repurchased	—	(3,220)
Tax effect from share-based compensation awards	—	(73)

Net cash provided by (used in) financing activities	(38,494)	1,559

Effect of exchange rate changes	(4,612)	(2,226)

Change in cash and cash equivalents	(13,358)	6,688
Cash and cash equivalents at beginning of period	31,185	21,223

Cash and cash equivalents at end of period	$17,827	$27,911

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

Note 2—Interim Financial Information

The accompanying consolidated financial statements for the interim periods ended July 31, 2009 and 2008 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. We evaluate events and transactions that occur after the balance sheet date as potential subsequent events. We performed this evaluation through September 8, 2009, the date on which we issued our financial statements.

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

Revenues and operating results are classified according to the country of origin. Transfers between areas represent sales between our geographic operating segments. The costs of our corporate office are included in our North America operating segment. Identifiable assets are attributed to the geographic location in which they are located. Net sales and transfers, operating results and identifiable assets by geographic operating segment were as follows (in thousands):

	Three Months Ended July 31
2009	North America	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$37,085	$20,740	$10,946	$7,872	$—	$76,643
Transfers between areas	4,444	773	14	2,576	(7,807)	—

Net sales and transfers	$41,529	$21,513	$10,960	$10,448	$(7,807)	$76,643

Gross profit	$11,781	$308	$2,804	$3,640		$18,533
Selling and administrative	10,044	4,538	1,936	932		17,450
Loss (gain) on disposition of assets, net	—	(1)	2	12		13
Amortization	48	71	—	—		119
European restructuring costs	—	11,589	—	—		11,589

Operating income (loss)	$1,689	$(15,889)	$866	$2,696		$(10,638)

Total assets	$172,795	$103,294	$35,607	$44,561		$356,257
Property, plant and equipment, net	$32,185	$28,310	$9,255	$18,994		$88,744
Capital expenditures	$316	$222	$324	$185		$1,047
Depreciation expense	$1,426	$1,003	$142	$486		$3,057

	Three Months Ended July 31
2008	North America	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$69,841	$48,424	$18,860	$12,978	$—	$150,103
Transfers between areas	9,467	443	63	6,681	(16,654)	—

Net sales and transfers	$79,308	$48,867	$18,923	$19,659	$(16,654)	$150,103

Gross profit	$24,542	$7,630	$4,491	$6,054		$42,717
Selling and administrative	11,646	7,882	2,459	1,391		23,378
Loss (gain) on disposition of assets, net	19	(14)	(11)	36		30
Amortization	587	80	—	—		667
European restructuring costs	—	128	—	—		128

Operating income (loss)	$12,290	$(446)	$2,043	$4,627		$18,514

Total assets	$237,700	$148,816	$49,583	$56,306		$492,405
Property, plant and equipment, net	$34,748	$41,048	$7,343	$19,939		$103,078
Capital expenditures	$1,859	$2,330	$707	$1,240		$6,136
Depreciation expense	$1,630	$1,400	$127	$452		$3,609

	Six Months Ended July 31
2009	North America	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$74,967	$41,617	$21,666	$14,709	$—	$152,959
Transfers between areas	6,761	1,277	15	4,887	(12,940)	—

Net sales and transfers	$81,728	$42,894	$21,681	$19,596	$(12,940)	$152,959

Gross profit (loss)	$22,627	$(1,720)	$5,394	$6,701		$33,002
Selling and administrative	20,776	9,740	3,557	1,933		36,006
Loss (gain) on disposition of assets, net	(3)	4	2	31		34
Amortization	96	137	—	—		233
European restructuring costs	—	16,366	—	—		16,366

Operating income (loss)	$1,758	$(27,967)	$1,835	$4,737		$(19,637)

Capital expenditures	$834	$292	$367	$338		$1,831
Depreciation expense	$2,824	$2,030	$266	$971		$6,091

	Six Months Ended July 31
2008	North America	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$139,161	$97,760	$38,040	$25,009		$299,970
Transfers between areas	17,186	1,024	146	12,831	(31,187)	—

Net sales and transfers	$156,347	$98,784	$38,186	$37,840	$(31,187)	$299,970

Gross profit	$48,793	$15,022	$9,605	$11,645		$85,065
Selling and administrative	24,395	15,193	4,798	2,478		46,864
Loss (gain) on disposition of assets, net	139	(15)	(14)	35		145
Amortization	1,184	158	—	—		1,342
European restructuring costs	—	448	—	—		448

Operating income (loss)	$23,075	$(762)	$4,821	$9,132		$36,266

Capital expenditures	$3,405	$3,582	$905	$2,147		$10,039
Depreciation expense	$3,323	$2,748	$258	$880		$7,209

Note 4—Inventories

During the six months ended July 31, 2009, inventories decreased due to reduced inventory purchases and lower levels of finished goods needed to meet lower customer demand. Inventories stated at the lower of average cost or market are presented below by major class (in thousands):

	July 31 2009	January 31 2009
Finished goods	$27,869	$31,997
Raw materials and components	47,149	58,809

	$75,018	$90,806

Note 5—Goodwill

During the six months ended July 31, 2009, goodwill increased due to fluctuations in foreign currencies. We have no goodwill recorded in China. The following table provides a breakdown of goodwill by geographic region (in thousands):

	July 31 2009	January 31 2009
North America	$69,728	$61,316
Europe	11,220	10,040
Asia Pacific	2,983	3,031

	$83,931	$74,387

Note 6—Share-Based Compensation Plans

We have granted three types of share-based awards: stock appreciation rights (SARS), restricted stock and stock options, under our share-based compensation plans to officers, key managers and directors. The grant prices are established by our Board of Directors’ Compensation Committee at the time the awards are granted. We issue new common shares upon the exercise of all awards.

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

The SARS plan provides for the issuance of a maximum of 750,000 shares of common stock upon the exercise of SARS or issuance of restricted stock. As of July 31, 2009, a total of 277,000 shares of common stock have been issued under the SARS plan, which includes 96,000 shares of restricted stock.

Stock options provide the holder the right to receive our common shares at an established price. We have reserved 1,400,000 shares of common stock under our stock option plan. As of July 31, 2009, a total of 1,090,000 shares have been issued upon the exercise of stock options. No additional stock options can be granted under the terms of the plan. All outstanding stock options are fully vested and have a term of ten years.

A summary of the plans’ status at July 31, 2009 together with changes during the six months then ended is presented in the following tables (in thousands, except per share amounts):

	Stock Options		Stock Appreciation Rights
	Outstanding Awards	Weighted Average Exercise Price Per Share	Outstanding Awards	Weighted Average Exercise Price Per Share
Balance at January 31, 2009	279	$13.26	806	$34.95
Granted	—	—	61	24.50
Exercised	—	—	—	—
Forfeited	—	—	(2)	37.14

Balance at July 31, 2009	279	$13.26	865	$34.21

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock at January 31, 2009	51	$60.51
Granted	31	24.50
Vested	(22)	64.40
Forfeited	—	—

Unvested restricted stock at July 31, 2009	60	$40.73

We calculate share-based compensation cost for stock options and SARs using the Black-Scholes option pricing model. The range of assumptions used to compute share-based compensation are as follows:

	Granted in Fiscal 2010	Granted Prior to Fiscal 2010
Risk-free interest rate	3.4%	2.3 - 5.1%
Expected volatility	48%	40 - 42%
Expected dividend yield	0.8%	1.0 - 2.8%
Expected life (in years)	6	5 - 7
Weighted average fair value at date of grant	$11.75	$4.16 - $33.31

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

As of July 31, 2009, there was $4.6 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the plans, which is expected to be recognized over a weighted average period of 2.3 years. The following table represents as of July 31, 2009 the share-based compensation costs to be recognized in future periods (in thousands) for awards granted to date:

Fiscal Year	Amount
2010*	1,419
2011	1,878
2012	878
2013	373
2014	85

$4,633

* Represents last six months of fiscal 2010.

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

It is reasonably possible that changes in estimates will occur in the near term and the related adjustments to environmental liabilities may have a material impact on our operating results. Unasserted claims are not currently reflected in our environmental remediation liabilities. It is also reasonably possible that these claims may also have a material impact on our operating results if asserted. We cannot predict when the additional expense will be necessary or the amount of any additional loss or range of loss that may reasonably be possible.

Our specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision affecting our Fairview, Oregon manufacturing facility. The Records of Decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted since 1996 and current estimates provide for some level of activity to continue through 2019. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. The recorded liability for ongoing remediation activities at our Fairview facility was $3.4 million and $3.7 million at July 31, 2009 and January 31, 2009, respectively.

Springfield, Ohio

In 1994, we entered into a consent order with the Ohio Environmental Protection Agency, which required the installation of remediation systems for the cleanup of groundwater contamination at our Springfield, Ohio facility. The current estimate is that the remediation activities will continue through 2014. The recorded liability for ongoing remediation activities in Springfield was $853,000 at July 31, 2009 and $900,000 at January 31, 2009.

Legal Proceedings

We are subject to legal proceedings, claims and litigation, in addition to the environmental matters previously discussed, arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect the ultimate costs to be material to our consolidated financial position, results of operations, or cash flows.

Note 8—Earnings Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended July 31		Six Months Ended July 31
	2009	2008	2009	2008
Basic earnings (loss) per share:
Net income (loss)	$(12,303)	$10,495	$(24,376)	$21,353

Weighted average shares of common stock outstanding	10,814	10,793	10,807	10,788

	$(1.14)	$0.97	$(2.26)	$1.98

Diluted earnings (loss) per share:
Net income (loss)	$(12,303)	$10,495	$(24,376)	$21,353

Weighted average shares of common stock outstanding	10,814	10,793	10,807	10,788
Dilutive effect of stock awards	—	316	—	321

Diluted weighted average shares of common stock outstanding	10,814	11,109	10,807	11,109

	$(1.14)	$0.94	$(2.26)	$1.92

Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and stock appreciation rights and the amount of unvested restricted stock. The assumed exercise of stock awards and vesting of restricted stock was not included in the fiscal 2010 calculations as the impact would be antidilutive. Unexercised SARS totaling 104,000 awards and unvested restricted stock totaling 26,000 shares were excluded from the fiscal 2009 calculations of diluted earnings per share because they were antidilutive.

Note 9—Supplemental Cash Flow Information

The following table presents information that supplements the consolidated statements of cash flow (in thousands):

	For the Six Months Ended July 31
	2009	2008
Cash paid during the period for:
Interest	$891	$2,418
Income taxes	$2,773	$10,809

Note 10—Benefit Plans

The following table represents the net periodic cost related to our defined benefit plans in England and France and our postretirement health benefit plan in the United States (in thousands):

	Defined Benefit Three Months Ended July 31		Postretirement Benefit Three Months Ended July 31
	2009	2008	2009	2008
Net periodic benefit cost:
Service cost	$5	$6	$27	$26
Interest cost	116	146	113	108
Expected return on plan assets	(94)	(131)	—	—
Recognized prior service cost	—	—	(19)	(19)
Recognized net actuarial loss	12	23	—	1

	$39	$44	$121	$116

	Defined Benefit Six Months Ended July 31		Postretirement Benefit Six Months Ended July 31
	2009	2008	2009	2008
Net periodic benefit cost:
Service cost	$10	$12	$54	$52
Interest cost	221	293	226	216
Expected return on plan assets	(179)	(262)	—	—
Recognized prior service cost	—	—	(38)	(38)
Recognized net actuarial loss	23	46	—	2

	$75	$89	$242	$232

Note 11—Recent Accounting Pronouncements

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

SFAS 161—In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS 161 expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format. SFAS 161 also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. We adopted this new accounting standard on February 1, 2009. The adoption of this standard did not have any impact on our financial statements.

FSP EITF 03-6-1—In June 2008, the FASB issued Staff Position Emerging Issues Task Force 03-6-1 (FSP EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share”. The provisions of FSP EITF 03-6-1 were adopted on February 1, 2009 and did not have a material impact on our financial statements.

SFAS 165—In May 2009, the FASB issued SFAS No. 165 (SFAS 165), “Subsequent Events.” SFAS 165 establishes the general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date but before financial statements are issued or available to be issued. In addition, it requires disclosure of the date through which an entity has evaluated subsequent events and the nature of any nonrecognized subsequent events. This new accounting standard was adopted for our financial statements for the quarter ended July 31, 2009. The adoption of SFAS 165 did not have a material impact on our financial statements.

SFAS 168—In June 2009, the FASB issued SFAS No. 168 (SFAS 168), “The FASB Accounting Standards Codification (Codification) and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” SFAS 168 establishes the Codification as the single source of authoritative U.S. GAAP to be applied by nongovernmental entities. While not intended to change U.S. GAAP, the Codification significantly changes the way in which the accounting literature is referenced and organized. We will adopt this new accounting standard for our financial statements for the quarter ending October 31, 2009. The adoption of SFAS 168 will not have an impact on our financial statements.

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

	2009	2008
Balance at January 31	$1,312	$1,900
Accruals for warranties issued during the period	968	1,041
Accruals for pre-existing warranties	582	—
Settlements during the period	(1,572)	(1,204)
Foreign currency changes	81	(98)

Balance at July 31	$1,371	$1,639

Note 13—Accumulated Other Comprehensive Income

During the six months ended July 31, 2009, accumulated other comprehensive income increased due to fluctuations in foreign currencies, primarily the Euro, British Pound and Canadian Dollar. The following table presents the changes in and the components of accumulated other comprehensive income (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
Balance at January 31, 2009	$8,942	$(675)	$8,267
Currency translation adjustment	17,591	(134)	17,457

Balance at July 31, 2009	$26,533	$(809)	$25,724

Note 14—Income Taxes

The provision for income taxes in the second quarter of fiscal 2010 is primarily a result of taxes due in countries where we are generating income and taxes on foreign dividends related to the repatriation of cash to the U.S. We are currently unable to realize a tax benefit in several European countries where we have incurred losses.

As of July 31, 2009 our liability for uncertain tax positions under FASB Interpretation No. 48 (FIN 48) was $1.3 million. There were no material changes in unrecognized tax benefits during the current period. The reserve for unrecognized tax benefits as of July 31, 2009 included an accrual for interest and penalties of $240,000.

We are subject to taxation primarily in the U.S., Canada and China, as well as various state and other foreign jurisdictions. The Internal Revenue Service (IRS) is currently reviewing our U.S. income tax return for fiscal years 2004 - 2007. The IRS has proposed an adjustment of $5 million related to interest deductions reported on tax returns for the 2004 and 2005 tax years. These adjustments would result in an additional federal and state tax liability of approximately $1.8 million. We are in the process of appealing the issue with the IRS and have determined that we will more-likely-than-not prevail on the issue. No amount has been recorded in our financial statements as of July 31, 2009 related to this matter. As of July 31, 2009, we remain subject to examination in various state and foreign jurisdictions for the 1999-2008 tax years.

Note 15—Restructuring Activities

During the first six months of fiscal 2010 and 2009 we incurred costs related to our ongoing European restructuring activities. The following table outlines the restructuring costs incurred during those periods (in thousands):

	For the Three Months Ended July 31		For the Six Months Ended July 31
	2009	2008	2009	2008
Employee severance and benefits	$7,282	$128	$10,615	$448
Facility shut down	160	—	239	—
Professional fees	74	—	185	—
Other	100	—	442	—
Fixed asset write downs	3,973	—	4,885	—

Total costs	$11,589	$128	$16,366	$448

As of July 31, 2009, $8.5 million of accrued restructuring costs are included on the consolidated balance sheet. We anticipate paying these costs by the end of fiscal 2010. Fixed asset write downs are recorded as a reduction of the carrying value of property, plant and equipment.

European restructuring costs by facility location are as follows (in thousands):

	For the Three Months Ended July 31		For the Six Months Ended July 31
	2009	2008	2009	2008
The Netherlands	$11,473	$128	$11,816	$448
France	116	—	4,550	—

Total costs	$11,589	$128	$16,366	$448

Note 16—Debt

In July 2009, we entered into an amendment of our loan agreement with Bank of America and Union Bank of California. The amendment decreases the aggregate amount that may be borrowed under the loan agreement from $143.8 million to $115 million, but provides that we may increase the amount that may be borrowed by up to $30 million, subject to the agreement of the lenders. The amendment to the loan agreement grants the lenders a security interest in all of our assets, provides for the guaranty of the loan and the grant of a security interest to secure the guaranty by certain of our subsidiaries, increases the interest rate on the loan to rates ranging from 1.5% to 3.0% over LIBOR depending on our consolidated leverage ratio, and modifies certain loan covenants, including the consolidated leverage ratio and consolidated fixed charge coverage ratio, that we are required to maintain.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our businesses globally manufacture and distribute material handling load engagement products primarily for the lift truck industry and to a lesser extent the construction industry. We operate in four geographic segments: North America, Europe, Asia Pacific and China. All references to fiscal periods are defined as the period ended July 31, 2008 (fiscal 2009) and the period ended July 31, 2009 (fiscal 2010).

RECENT TRENDS AND DEVELOPMENTS AFFECTING OUR RESULTS

Restructuring

Given the uncertainty surrounding the depressed global economic conditions, we are continuing to move forward with aggressive plans and steps to adjust our current business and improve operational efficiencies. These plans include a rationalization of our existing production capacity for the current lift truck market in which shipments are down 50% from the prior year. We had previously announced that the estimated restructuring costs for fiscal 2010 would be in the range of $20-25 million. Through the first six months of the year we have incurred costs of $16.4 million, all of which related to our European operations. We still expect our costs for the year to fall within the previously disclosed range. The most significant restructuring activity in the second quarter was moving forward with plans to cease production activities at our attachment facility in Almere, The Netherlands. This work is expected to be completed by the end of the third quarter of fiscal 2010.

It continues to be very difficult to estimate the prolonged effect this downturn will have on our future business. We believe our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditures and debt requirements for more than the next twelve months.

COMPARISON OF SECOND QUARTER OF FISCAL 2010 AND FISCAL 2009

Executive Summary

	Three Months Ended July 31
	2009	2008	Change	Change %
	(In thousands except per share amounts)
Net sales	$76,643	$150,103	$(73,460)	(49)%
Operating income (loss)	$(10,638)	$18,514	$(29,152)	(157)%
Income (loss) before taxes	$(11,103)	$17,058	$(28,161)	(165)%
Provision for income taxes	$1,200	$6,563	$(5,363)	(82)%
Effective tax rate	(11)%	38%	—	—
Net income (loss)	$(12,303)	$10,495	$(22,798)	(217)%
Diluted earnings (loss) per share	$(1.14)	$0.94	$(2.08)	(221)%

The following is an overview for the second quarter of fiscal 2010:

•

Consolidated net sales decreased 46%, excluding the impact of foreign currencies, as a result of the general economic downturn and a weak lift truck market. Global lift truck shipments were down 50% compared to the prior year. We have found that lift truck industry statistics provide an indication of the direction of our business activity. However, changes in our net sales do not correspond directly to the percentages changes in lift truck shipments or orders.

•	Our consolidated gross profit percentage decreased primarily as a result of unabsorbed fixed and variable costs due to lower sales volumes.

•	We incurred restructuring costs of $11.6 million primarily as a result of our plan to cease production activities at our facility in The Netherlands.

•	We were able to pay down outstanding debt by $15.4 million during the quarter ended July 31, 2009 using cash flow from operations.

•

The income tax expense in fiscal 2010 is a result of taxes due in countries where we are generating income and taxes on foreign dividends related to the repatriation of cash to the U.S. We are currently unable to realize a tax benefit in several European countries where we have incurred losses.

North America

	Three Months Ended July 31
	2009	%	2008	%	Change	Change %
		(In thousands)
Net sales	$37,085	89%	$69,841	88%	$(32,756)	(47)%
Transfers between areas	4,444	11%	9,467	12%	(5,023)	(53)%

Net sales and transfers	41,529	100%	79,308	100%	(37,779)	(48)%

Cost of goods sold	29,748	72%	54,766	69%	(25,018)	(46)%

Gross profit	11,781	28%	24,542	31%	(12,761)	(52)%

Selling and administrative	10,044	24%	11,646	15%	(1,602)	(14)%
Loss on disposition of assets, net	—	—	19	—	(19)	—
Amortization	48	—	587	1%	(539)	(92)%

Operating income	$1,689	4%	$12,290	15%	$(10,601)	(86)%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$(32,389)	(46)%
Foreign currency change	(367)	(1)%

Total	$(32,756)	(47)%

The following summarizes financial results for North America for the second quarter of fiscal 2010. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales decreased 46% primarily due to lower sales volumes as a result of the general economic downturn and a weak lift truck market. Lift truck industry shipments decreased 44% for the quarter.

•	Transfers to other Cascade locations decreased 53% during fiscal 2010 due to lower global customer demand and efforts to reduce inventory on hand.

•

Our gross profit percentage decreased due to significantly lower sales volumes which resulted in unabsorbed fixed and variable costs. Most of our facilities in North America operated at reduced work schedules during the second quarter of fiscal 2010.

•	Selling and administrative costs decreased 12% due to lower personnel, advertising and other general costs.

Europe

	Three Months Ended July 31
	2009	%	2008	%	Change	Change %
		(In thousands)
Net sales	$20,740	96%	$48,424	99%	$(27,684)	(57)%
Transfers between areas	773	4%	443	1%	330	74%

Net sales and transfers	21,513	100%	48,867	100%	(27,354)	(56)%

Cost of goods sold	21,205	99%	41,237	84%	(20,032)	(49)%

Gross profit	308	1%	7,630	16%	(7,322)	(96)%

Selling and administrative	4,538	21%	7,882	17%	(3,344)	(42)%
Gain on disposition of assets, net	(1)	—	(14)	—	13	—
Amortization	71	—	80	—	(9)	(11)%
Restructuring costs	11,589	54%	128	—	11,461	—

Operating loss	$(15,889)	(74)%	$(446)	(1)%	$(15,443)	—

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$(24,812)	(51)%
Foreign currency change	(2,872)	(6)%

Total	$(27,684)	(57)%

The following summarizes financial results for Europe for the second quarter of fiscal 2010. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales decreased 51% primarily due to lower sales volumes as a result of the general economic downturn and a weak lift truck market. Lift truck industry shipments decreased 64% for the quarter.

•

Our gross profit percentage decreased due to significantly lower sales volumes, which resulted in unabsorbed fixed and variable costs. Most facilities in Europe operated under reduced work schedules during the second quarter of fiscal 2010.

•	Selling and administrative costs decreased 36% primarily due to lower personnel costs as a result of headcount reductions made during our European restructuring activities and lower marketing costs.

•

Restructuring costs were primarily a result of our plan to cease production activities at our facility in The Netherlands. These costs include severance costs of $7.3 million, fixed asset write downs of $4.0 million and legal and other restructuring costs of $0.3 million. We estimate incurring an additional $1.0 million of costs for The Netherlands restructuring during the remainder of fiscal 2010.

Asia Pacific

	Three Months Ended July 31
	2009	%	2008	%	Change	Change %
		(In thousands)
Net sales	$10,946	100%	$18,860	100%	$(7,914)	(42)%
Transfers between areas	14	—	63	—	(49)	(78)%

Net sales and transfers	10,960	100%	18,923	100%	(7,963)	(42)%

Cost of goods sold	8,156	74%	14,432	76%	(6,276)	(43)%

Gross profit	2,804	26%	4,491	24%	(1,687)	(38)%

Selling and administrative	1,936	18%	2,459	13%	(523)	(21)%
Loss (gain) on disposition of assets, net	2	—	(11)	—	13	—

Operating income	$866	8%	$2,043	11%	$(1,177)	(58)%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$(6,783)	(36)%
Foreign currency change	(1,131)	(6)%

Total	$(7,914)	(42)%

The following summarizes financial results for Asia Pacific for the second quarter of fiscal 2010. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales decreased 36% primarily due to lower sales volumes as a result of the general economic downturn and a weak lift truck market. Lift truck industry shipments for the quarter decreased 53%.

•	Our gross profit percentage increased due to changes in product mix and fluctuations in foreign currency rates.

•	Selling and administrative costs decreased 15% due to lower personnel, sales and other general costs.

China

	Three Months Ended July 31
	2009	%	2008	%	Change	Change %
		(In thousands)
Net sales	$7,872	75%	$12,978	66%	$(5,106)	(39)%
Transfers between areas	2,576	25%	6,681	34%	(4,105)	(61)%

Net sales and transfers	10,448	100%	19,659	100%	(9,211)	(47)%

Cost of goods sold	6,808	65%	13,605	69%	(6,797)	(50)%

Gross profit	3,640	35%	6,054	31%	(2,414)	(40)%

Selling and administrative	932	9%	1,391	7%	(459)	(33)%
Loss on disposition of assets, net	12	—	36	—	(24)	—

Operating income	$2,696	26%	$4,627	24%	$(1,931)	(42)%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$(5,195)	(40)%
Foreign currency change	89	1%

Total	$(5,106)	(39)%

The following summarizes financial results for China for the second quarter of fiscal 2010. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales decreased 40% primarily due to lower sales volumes as a result of the general economic downturn and a weak lift truck market. Lift truck industry shipments for the quarter decreased 20%. We do not feel we have lost market share even with the disparity between our shipments and industry shipments, which only reflect domestic lift truck sales. Although published statistics are not available, we estimate that export sales are down at least 75% from the prior year. Factoring in the decrease in export shipments of lift trucks, we believe our sales decrease is comparable.

•	Transfers to other Cascade locations decreased 61% during fiscal 2010 due to lower customer demand in Europe and Asia Pacific and efforts to reduce on-hand inventory.

•	Our gross profit percentage increased due to changes in product mix, price increases implemented in the prior year and lower intercompany transfers, which carry lower gross margins.

•	Selling and administrative costs decreased 34% due to lower personnel and other general costs.

Non-Operating Items

The following are financial highlights for non-operating items during the second quarter of fiscal 2010:

•	Interest expense decreased $739,000 during fiscal 2010 primarily due to lower long-term debt levels and lower interest rates in the current year.

•

The provision for income taxes in the second quarter of fiscal 2010 is primarily a result of taxes due in countries where we are generating income and taxes on foreign dividends related to the repatriation of cash to the U.S. We are currently unable to realize a tax benefit in several European countries where we have incurred losses.

Lift Truck Market Outlook

Global lift truck shipments continue at their lowest levels since the early 1980’s. The uncertain depth and duration of this recession makes it very difficult to estimate when the global lift truck market will begin to recover. However we are anticipating that demand for lift trucks will continue to be at low levels through the remainder of fiscal 2010 and into 2011.

Additional information on lift truck industry trends can be found at www.cascorp.com/investor/industrytrends. This website address is intended to provide an inactive, textual reference only. The information at this website is not a part of this Form 10-Q and is not incorporated by reference.

COMPARISON OF THE FIRST SIX MONTHS OF FISCAL 2010 AND FISCAL 2009

Executive Summary

	Six Months Ended July 31
	2009	2008	Change	Change %
	(In thousands except per share amounts)
Net sales	$152,959	$299,970	$(147,011)	(49)%
Operating income (loss)	$(19,637)	$36,266	$(55,903)	(154)%
Income (loss) before taxes	$(20,415)	$33,665	$(54,080)	(161)%
Provision for income taxes	$3,961	$12,312	$(8,351)	(68)%
Effective tax rate	(19)%	37%	—	—
Net income (loss)	$(24,376)	$21,353	$(45,729)	(214)%
Diluted earnings (loss) per share	$(2.26)	$1.92	$(4.18)	(218)%

The following is an overview for the first six months of fiscal 2010:

•

Consolidated net sales decreased 45%, excluding the impact of foreign currencies, as a result of the general economic downturn and a weak lift truck market. Global lift truck shipments were down 48% compared to the prior year. We have found that lift truck industry statistics provide an indication of the direction of our business activity. However, changes in our net sales do not correspond directly to the percentages changes in lift truck shipments or orders.

•	Our consolidated gross profit percentage decreased during fiscal 2010, primarily as a result of unabsorbed fixed and variable costs due to lower sales volumes.

•

We incurred restructuring costs of $16.4 million during fiscal 2010, primarily as a result of our plan to cease production activities at our facility in The Netherlands and the closure of our fork facility in France.

•	Based on cash flow from operations, we were able to pay down outstanding debt by $37.4 million during the six months ended July 31, 2009.

•

The income tax expense in fiscal 2010 is a result of taxes due in countries where we are generating income and taxes on foreign dividends related to the repatriation of cash to the U.S. We are currently unable to realize a tax benefit in several European countries where we have incurred losses.

North America

	Six Months Ended July 31
	2009	%	2008	%	Change	Change %
		(In thousands)
Net sales	$74,967	92%	$139,161	89%	$(64,194)	(46)%
Transfers between areas	6,761	8%	17,186	11%	(10,425)	(61)%

Net sales and transfers	81,728	100%	156,347	100%	(74,619)	(48)%

Cost of goods sold	59,101	72%	107,554	69%	(48,453)	(45)%

Gross profit	22,627	28%	48,793	31%	(26,166)	(54)%

Selling and administrative	20,776	26%	24,395	15%	(3,619)	(15)%
Loss (gain) on disposition of assets, net	(3)	—	139	—	(142)	—
Amortization	96	—	1,184	1%	(1,088)	(92)%

Operating income	$1,758	2%	$23,075	15%	$(21,317)	(92)%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$(63,046)	(45)%
Foreign currency change	(1,148)	(1)%

Total	$(64,194)	(46)%

The following summarizes financial results for North America for the first six months of fiscal 2010. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales decreased 45% primarily due to lower sales volumes as a result of the general economic downturn and a weak lift truck market. Lift truck industry shipments decreased 39% during the current fiscal year.

•	Transfers to other Cascade locations decreased 61% during fiscal 2010 due to lower global customer demand and efforts to reduce inventory on hand.

•

Our gross profit percentage decreased due to significantly lower sales volumes which resulted in unabsorbed fixed and variable costs. Most facilities in North America have been operating on reduced work schedules during fiscal 2010.

•	Selling and administrative costs decreased 13% due to lower personnel, consulting, advertising and other general costs, which were partially offset by higher warranty costs.

Europe

	Six Months Ended July 31
	2009	%	2008	%	Change	Change %
		(In thousands)
Net sales	$41,617	97%	$97,760	99%	$(56,143)	(57)%
Transfers between areas	1,277	3%	1,024	1%	253	25%

Net sales and transfers	42,894	100%	98,784	100%	(55,890)	(57)%

Cost of goods sold	44,614	104%	83,762	85%	(39,148)	(47)%

Gross profit (loss)	(1,720)	(4)%	15,022	15%	(16,742)	(111)%

Selling and administrative	9,740	23%	15,193	16%	(5,453)	(36)%
Loss (gain) on disposition of assets, net	4	—	(15)	—	19	—
Amortization	137	—	158	—	(21)	(13)%
Restructuring costs	16,366	38%	448	—	15,918	—

Operating loss	$(27,967)	(65)%	$(762)	(1)%	$(27,205)	—

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$(49,220)	(50)%
Foreign currency change	(6,923)	(7)%

Total	$(56,143)	(57)%

The following summarizes financial results for Europe for the first six months of fiscal 2010. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales decreased 50% primarily due to lower sales volumes as a result of the general economic downturn and a weak lift truck market. Lift truck industry shipments decreased 60% for the current year.

•

Our gross profit percentage decreased primarily due to significantly lower sales volumes, which resulted in unabsorbed fixed and variable costs. Most facilities in Europe had reduced work schedules during the first six months of fiscal 2010. In addition, we recorded inventory write downs of $1 million to reflect losses we expect to incur on certain customer orders that will be shipped in the future.

•	Selling and administrative costs decreased 28% primarily due to lower personnel costs as a result of headcount reductions made during our European restructuring activities and lower marketing costs.

•

Restructuring costs were primarily a result of our plan to cease production activities at our facility in The Netherlands and the closure of our fork manufacturing facility in France. These costs include severance costs of $10.6 million, fixed asset write downs of $4.9 million and legal and other restructuring costs of $0.9 million.

Asia Pacific

	Six Months Ended July 31
	2009	%	2008	%	Change	Change %
		(In thousands)
Net sales	$21,666	100%	$38,040	100%	$(16,374)	(43)%
Transfers between areas	15	—	146	—	(131)	(90)%

Net sales and transfers	21,681	100%	38,186	100%	(16,505)	(43)%

Cost of goods sold	16,287	75%	28,581	75%	(12,294)	(43)%

Gross profit	5,394	25%	9,605	25%	(4,211)	(44)%

Selling and administrative	3,557	17%	4,798	12%	(1,241)	(26)%
Loss (gain) on disposition of assets, net	2	—	(14)	—	16	—

Operating income	$1,835	8%	$4,821	13%	$(2,986)	(62)%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$(13,004)	(34)%
Foreign currency change	(3,370)	(9)%

Total	$(16,374)	(43)%

The following summarizes financial results for Asia Pacific for the first six months of fiscal 2010. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales decreased 34% primarily due to lower sales volumes as a result of the general economic downturn and a weak lift truck market. Lift truck industry shipments for the current year decreased 50%.

•	Our gross profit percentage was unchanged due to a favorable product mix which offset lower sales volumes.

•	Selling and administrative costs decreased 16% due to lower personnel, warranty, sales and other general costs.

China

	Six Months Ended July 31
	2009	%	2008	%	Change	Change %
		(In thousands)
Net sales	$14,709	75%	$25,009	66%	$(10,300)	(41)%
Transfers between areas	4,887	25%	12,831	34%	(7,944)	(62)%

Net sales and transfers	19,596	100%	37,840	100%	(18,244)	(48)%

Cost of goods sold	12,895	66%	26,195	69%	(13,300)	(51)%

Gross profit	6,701	34%	11,645	31%	(4,944)	(42)%

Selling and administrative	1,933	10%	2,478	7%	(545)	(22)%
Loss on disposition of assets, net	31	—	35	—	(4)	—

Operating income	$4,737	24%	$9,132	24%	$(4,395)	(48)%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$(10,630)	(42)%
Foreign currency change	330	1%

Total	$(10,300)	(41)%

The following summarizes financial results for China for the first six months of fiscal 2010. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales decreased 42% primarily due to lower sales volumes as a result of the general economic downturn and a weak lift truck market. Lift truck industry shipments for fiscal 2010 decreased 24%. We do not feel we have lost market share even with the disparity between our shipments and industry shipments, which only reflect domestic lift truck sales. Although published statistics are not available, we estimate that export sales are down at least 75% from the prior year. Factoring in the decrease in export shipments of lift trucks, we believe our sales decrease is comparable.

•	Transfers to other Cascade locations decreased 62% during fiscal 2010 due to lower customer demand in Europe and Asia Pacific and efforts to reduce on-hand inventory.

•	Our gross profit percentage increased due to changes in product mix, price increases implemented in the prior year and lower intercompany transfers, which carry lower gross margins.

•	Selling and administrative costs decreased 24% due to lower personnel and other general costs.

Non-Operating Items

The following are financial highlights for non-operating items during the first six months of fiscal 2010:

•	Interest expense decreased $1.4 million during fiscal 2010 primarily due to lower long-term debt levels and lower interest rates in the current year.

•

The provision for income taxes in fiscal 2010 is primarily a result of taxes due in countries where we are generating income and taxes on foreign dividends related to the repatriation of cash to the U.S. We are currently unable to realize a tax benefit in several European countries where we have incurred losses.

CASH FLOWS

Free Cash Flow

Free cash flow, a non-GAAP measure, is defined as cash flow from operating activities less capital expenditures. Free cash flow is considered a liquidity measure and provides useful information to management and investors about the amount of cash generated after capital expenditures, which can then be used for strategic opportunities including, among others, investing in our business, making strategic acquisitions and strengthening the balance sheet. A limitation of free cash flow is that it does not represent the total increase or decrease in the cash balance for the period.

In addition, management refers to these financial measures to facilitate internal and external comparisons to our historical operating results, in making operating decisions, for budget planning purposes, and to form the basis upon which management is compensated. These measures should be considered in addition to, not as a substitute for, or superior to, gross profit, income from operations, cash flow from operating activities, or other measures of financial performance prepared in accordance with generally accepted accounting principles. The following table presents a summary of our free cash flow:

	Three Months Ended July 31		Six Months Ended July 31
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Cash flow from operating activities	16,378	1,521	31,449	17,006
Capital expenditures	(1,047)	(6,136)	(1,831)	(10,039)

Free cash flow	$15,331	$(4,615)	$29,618	$6,967

Statements of Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the six months ended July 31, 2009 and July 31, 2008 by classifying transactions into three major categories of activities: operating, investing and financing.

The following table presents a summary of our cash flows:

	For the Three Months Ended July 31		For the Six Months Ended July 31
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Operating activities	$16,378	$1,521	$31,449	$17,006
Investing activities	(953)	(5,782)	(1,701)	(9,651)
Financing activities	(16,493)	7,340	(38,494)	1,559
Effect of exchange rate changes	(3,113)	953	(4,612)	(2,226)

Net change in cash	$(4,181)	$4,032	$(13,358)	$6,688

Operating Activities

Our primary source of liquidity is cash generated from operating activities. The major operating activity is net income or loss adjusted for changes in working capital and non-cash operating items such as depreciation, amortization and share-based compensation.

The following are operating activity highlights:

•	The net loss in fiscal 2010 was a result of significantly lower sales volumes, lower gross margins and restructuring charges.

•	During fiscal 2010, accounts receivable decreased $17.9 million compared to an increase of $2.9 million in fiscal 2009. The decrease in the current year is primarily a result of lower sales.

•

Inventories decreased $22.5 million during the current year compared to an increase of $13.4 million in fiscal 2009. We have limited purchases of materials and focused on lowering on-hand inventory quantities.

Investing Activities

Our primary investing activity is capital expenditures, which are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Capital expenditures by geographic segments were as follows (in thousands):

	Three Months Ended July 31		Six Months Ended July 31
	2009	2008	2009	2008
North America	$316	$1,859	$834	$3,405
Europe	222	2,330	292	3,582
Asia Pacific	324	707	367	905
China	185	1,240	338	2,147

	$1,047	$6,136	$1,831	$10,039

The following are investing activity highlights:

•	Capital expenditures decreased $8.2 million during the current year. We have limited spending to only critical projects.

•

We expect capital expenditures for the remainder of fiscal 2010 to be approximately $4 million. We believe this level of capital expenditures is sufficient to meet operational requirements, which includes amounts needed to reallocate production capacity in Europe.

Financing Activities

The following are major financing activities:

•

Net payments made against our long-term debt and notes payable were $37.4 million during fiscal 2010 compared to net borrowings of $8.8 million during fiscal 2009. The increase in debt payments during the current year reflects our focus on utilizing free cash flow to pay down outstanding debt.

•	During the prior year, we concluded our share repurchase program.

•	We declared dividends of $0.10 and $0.38 during the first six months of fiscal 2010 and 2009, respectively.

FINANCIAL CONDITION AND LIQUIDITY

The following are highlights regarding our financial condition and liquidity for the first six months of fiscal 2010:

•

Our working capital, defined as current assets less current liabilities, decreased from $161.7 million at January 31, 2009 to $113.1 million at July 31, 2009. Our current ratio decreased from 4.7 to 1 at January 31, 2009 to 3.5 to 1 at July 31, 2009. The decreases are primarily due to the use of cash, generated by the reduction of accounts receivable and inventory, to pay down long-term debt.

•	Total outstanding debt, including notes payable to banks, decreased from $102.8 million at January 31, 2009 to $65.1 million at July 31, 2009.

In July 2009, we entered into an amendment of our loan agreement with Bank of America and Union Bank of California. The amendment decreases the aggregate amount that may be borrowed under the loan agreement from $143.8 million to $115 million, but provides that we may increase the amount that may be borrowed by up to $30 million, subject to the agreement of the lenders. The amendment to the loan agreement grants the lenders a security interest in all of our assets, provides for the guaranty of the loan and the grant of a security interest to secure the guaranty by certain of our subsidiaries, increases the interest rate on the loan to rates ranging from 1.5% to 3.0% over LIBOR depending on our consolidated leverage ratio, and modifies certain loan covenants, including the consolidated leverage ratio and consolidated fixed charge coverage ratio, that we are required to maintain. The following are details on these two ratios, which are calculated quarterly, based on actual results from the previous twelve months:

Fixed charge coverage ratio—requires earnings before interest, taxes, depreciation, amortization and other non-cash charges (EBITDA), adjusted for cash taxes paid, an established level of capital expenditures and cash dividends, to exceed required debt service payments, principal and interest on outstanding debt by 1.15 times through January 31, 2010, by 1.25 times from January 31, 2010 to July 30, 2010 and 1.5 times from July 31, 2010 onward. The actual fixed charge coverage ratio at July 31, 2009 was 4.7.

Leverage ratio—requires outstanding debt and letters of credit to be less than 4.0 times EBITDA through April 29, 2010, less than 3.5 times EBITDA from April 30, 2010 through July 30, 2010 and less than 3.0 times EBITDA from July 31, 2010 onward. The actual leverage ratio at July 31, 2009 was 1.7.

We were in compliance with our debt covenants at July 31, 2009. We believe our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditure and debt requirements for the next twelve months. We are evaluating additional options that we might consider if additional liquidity is needed due to a prolonged downturn in our industry.

As of July 31, 2009, outstanding borrowings under this line of credit totaled $60 million and an additional $1.5 million was used to issue letters of credit. No principal payments are required until December 2011. The interest rate on the line of credit, which was based on LIBOR plus a margin of 3% at July 31, 2009 was 3.5%. Based on our debt covenant calculations for the quarter ended July 31, 2009 our interest rate will decrease to LIBOR plus a margin of 2% in September 2009.

OTHER MATTERS

The following table represents the three-month percentage change from April 30, 2009 to July 31, 2009 and the six-month percentage change from January 31, 2009 to July 31, 2009, in the end of month foreign currency rates compared to the U.S. dollar used by our significant operations. As a result of these changes, foreign currency translation adjustments increased shareholders’ equity by $13.4 million during the quarter ended July 31, 2009 and $17.4 million during the first six months of fiscal 2010.

Currency	Three Month Change %	Six Month Change %
Australian Dollar	15%	32%
British Pound	13%	15%
Canadian Dollar	11%	14%
Korean Won	5%	13%
Euro	8%	11%
Japanese Yen	4%	(5)%

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

OFF BALANCE SHEET ARRANGEMENTS

At July 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity market or credit risk that could arise if we had engaged in such relationships.

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

SFAS 161—In March 2008, the FASB issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS 161 expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format. SFAS 161 also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. We adopted this new accounting standard on February 1, 2009. The adoption of this standard did not have any impact on our financial statements.

FSP EITF 03-6-1—In June 2008, the FASB issued Staff Position Emerging Issues Task Force 03-6-1 (FSP EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share”. The provisions of FSP EITF 03-6-1 were adopted on February 1, 2009 and did not have a material impact on our financial statements.

SFAS 165—In May 2009, the FASB issued SFAS No. 165 (SFAS 165), “Subsequent Events.” SFAS 165 establishes the general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date but before financial statements are issued or available to be issued. In addition, it requires disclosure of the date through which an entity has evaluated subsequent events and the nature of any nonrecognized subsequent events. This new accounting standard was adopted for our financial statements for the quarter ended July 31, 2009. The adoption of SFAS 165 did not have a material impact on our financial statements.

SFAS 168—In June 2009, the FASB issued SFAS No. 168 (SFAS 168), “The FASB Accounting Standards Codification (Codification) and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” SFAS 168 establishes the Codification as the single source of authoritative U.S. GAAP to be applied by nongovernmental entities. While not intended to change U.S. GAAP, the Codification significantly changes the way in which the accounting literature is referenced and organized. We will adopt this new accounting standard for our financial statements for the quarter ending October 31, 2009. The adoption of SFAS 168 will not have an impact on our financial statements.

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

The table below illustrates the hypothetical increase in net sales for the second quarter of fiscal 2010 resulting from a 10% weaker U.S. dollar against foreign currencies which impact our operations (in millions):

Euro	$1.6
Chinese Yuan	0.8
British Pound	0.4
Japanese Yen	0.4
Australian Dollar	0.4
Canadian Dollar	0.3
Other currencies (representing 5% of consolidated net sales)	0.4

A 10% weaker U.S. dollar during the quarter, measured against foreign currencies that affect our operations, would have increased our operating loss by $1.1 million. The majority of this increase would be related to the Euro.

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

Presuming that the full impact of steel price increases is reflected in all steel and steel based component purchases, we estimate our gross profit percentage would decrease by approximately 0.4% for each 1.0% increase in steel prices. Based on our statement of operations for the three months ended July 31, 2009, a 1.0% increase in steel prices would have decreased consolidated gross profit by approximately $291,000.

The majority of our debt as of July 31, 2009 has a variable interest rate, which is currently based on LIBOR plus a margin of 3%. Based on the July 31, 2009 outstanding balance of our variable rate debt of $60 million, a 1% increase in our interest rate would result in a $600,000 increase in annual interest expense.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the three months ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There are no material changes from risk factors previously disclosed in our Form 10-K for the year ended January 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held June 2, 2009, the following matters were submitted to a vote of common shareholders:

Election of directors to terms expiring in 2012

Nominee	Votes for	Votes Withheld
Duane C. McDougall	10,011,871	34,547
James S. Osterman	9,993,101	53,317

The following individuals continue to serve as directors:

Director	Term Expires
Nicholas R. Lardy, Ph.D.	2010

Nancy A. Wilgenbusch, Ph.D.	2010

Peter D. Nickerson	2011

Robert C. Warren Jr.	2011

Henry W. Wessinger II	2011

Proposal Submitted to Shareholders	Votes for	Votes Against	Abstentions and Broker Non-Votes
Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the fiscal year ending January 31, 2010.	10,017,471	28,454	493

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
September 8, 2009

/s/ JOSEPH G. POINTER
Joseph G. Pointer
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.