Form 10-Q
period 2009-10-31
CASCADE CORP
filed 2009-12-07
CIK 18061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2009

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

The number of shares outstanding of the registrant’s common stock as of November 19, 2009 was 10,885,416.

CASCADE CORPORATION

FORM 10-Q

Quarter Ended October 31, 2009

Forward-Looking Statements

This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 2) contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross profit, expenses, earnings or losses from operations, synergies or other financial items; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include, but are not limited to:

•	General business and economic conditions globally, in particular North America, Europe, Asia Pacific and China;

•	Effectiveness of our cost reduction initiatives and reorganization plans;

•	Competitive factors and the cyclical nature of the materials handling industry and lift truck orders;

•	Risks and complexities associated with international operations;

•	Impact of tax law changes;

•	Ability to comply with debt covenants;

•	Foreign currency fluctuations;

•	Assumptions relating to pension and other postretirement costs;

•	Cost and availability of raw materials;

•	Fluctuations in interest rates;

•	Levels of construction activity;

•	Environmental matters;

•	Impact of acquisitions.

We undertake no obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report. See “Risk Factors” (Item 1A) for additional information on risk factors with the potential to impact our business.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited—in thousands, except per share amounts)

	Three Months Ended October 31		Nine Months Ended October 31
	2009	2008	2009	2008
Net sales	$80,822	$139,134	$233,781	$439,104
Cost of goods sold	61,147	98,597	181,104	313,502

Gross profit	19,675	40,537	52,677	125,602

Selling and administrative expenses	16,965	20,751	52,971	67,615
Loss on disposition of assets, net	56	22	90	167
Amortization	123	659	356	2,001
European restructuring costs	1,514	1,290	17,880	1,738

Operating income (loss)	1,017	17,815	(18,620)	54,081
Interest expense	586	1,234	1,383	3,475
Interest income	(73)	(132)	(243)	(399)
Foreign currency loss, net	133	1,745	284	2,372

Income (loss) before provision for income taxes	371	14,968	(20,044)	48,633
Provision for income taxes	214	4,553	4,175	16,865

Net income (loss)	$157	$10,415	$(24,219)	$31,768

Basic earnings (loss) per share	$0.01	$0.96	$(2.24)	$2.94
Diluted earnings (loss) per share	$0.01	$0.94	$(2.24)	$2.86

Basic weighted average shares outstanding	10,824	10,801	10,813	10,792
Diluted weighted average shares outstanding	11,004	11,101	10,813	11,107

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited—in thousands, except per share amounts)

	October 31 2009	January 31 2009
ASSETS
Current assets:
Cash and cash equivalents	$15,540	$31,185
Accounts receivable, less allowance for doubtful accounts of $1,390 and $1,441	54,383	64,568
Inventories	71,797	90,806
Deferred income taxes	4,421	4,712
Prepaid expenses and other	15,939	13,603

Total current assets	162,080	204,874
Property, plant and equipment, net	88,330	93,826
Goodwill	83,947	74,387
Deferred income taxes	20,157	21,347
Intangible assets, net	813	1,151
Other assets	2,249	1,998

Total assets	$357,576	$397,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$3,134	$2,255
Current portion of long-term debt	500	501
Accounts payable	20,997	19,704
Accrued payroll and payroll taxes	8,145	7,992
Accrued restructuring costs	2,979	699
Other accrued expenses	12,001	12,005

Total current liabilities	47,756	43,156
Long-term debt, net of current portion	59,124	100,007
Accrued environmental expenses	3,265	3,748
Deferred income taxes	2,568	2,337
Employee benefit obligations	7,571	7,413
Other liabilities	4,057	3,955

Total liabilities	124,341	160,616

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.50 par value, 40,000 authorized shares; 10,885 and 10,852 shares issued and outstanding	5,443	5,426
Additional paid-in capital	6,409	3,574
Retained earnings	194,286	219,700
Accumulated other comprehensive income	27,097	8,267

Total shareholders’ equity	233,235	236,967

Total liabilities and shareholders’ equity	$357,576	$397,583

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited—in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Year-To-Date Comprehensive Income (Loss)

	Shares	Amount
Balance at January 31, 2009	10,852	$5,426	$3,574	$219,700	$8,267	$236,967

Net loss	—	—	—	(24,219)	—	(24,219)	$(24,219)
Dividends ($ 0.11 per share)	—	—	—	(1,195)	—	(1,195)	—
Common stock issued	33	17	(17)	—	—	—	—
Share-based compensation	—	—	2,852	—	—	2,852	—
Currency translation adjustment	—	—	—	—	18,830	18,830	18,830

Balance at October 31, 2009	10,885	$5,443	$6,409	$194,286	$27,097	$233,235	$(5,389)

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited—in thousands)

	Nine Months Ended October 31
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(24,219)	$31,768
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Fixed asset write off due to restructuring	4,829	—
Depreciation	9,064	10,666
Amortization	356	2,001
Share-based compensation	2,852	3,271
Deferred income taxes	1,736	(803)
Loss on disposition of assets, net	90	167
Changes in operating assets and liabilities:
Accounts receivable	15,477	(5,135)
Inventories	27,281	(17,488)
Prepaid expenses and other	862	(2,220)
Accounts payable and accrued expenses	(73)	(2,753)
Income taxes payable and receivable	(2,138)	2,160
Other assets and liabilities	(901)	344

Net cash provided by operating activities	35,216	21,978

Cash flows from investing activities:
Capital expenditures	(3,257)	(13,585)
Proceeds from disposition of assets	166	505

Net cash used in investing activities	(3,091)	(13,080)

Cash flows from financing activities:
Cash dividends paid	(1,087)	(6,290)
Payments on long-term debt	(76,859)	(49,823)
Proceeds from long-term debt	36,000	51,500
Notes payable to banks, net	838	2,543
Common stock issued under share-based compensation plans	—	130
Common stock repurchased	—	(3,220)
Tax effect from share-based compensation awards	—	(73)

Net cash provided by (used in) financing activities	(41,108)	(5,233)

Effect of exchange rate changes	(6,662)	8,375

Change in cash and cash equivalents	(15,645)	12,040
Cash and cash equivalents at beginning of period	31,185	21,223

Cash and cash equivalents at end of period	$15,540	$33,263

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

Note 2—Interim Financial Information

The accompanying consolidated financial statements for the interim periods ended October 31, 2009 and 2008 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. We evaluate events and transactions that occur after the balance sheet date as potential subsequent events. We performed this evaluation through December 7, 2009, the date on which we issued our financial statements.

Note 3—Segment Information

Our operating units have several similar economic characteristics and attributes, including products, distribution patterns and classes of customers. As a result, we aggregate our operating units into four geographic operating segments related to the manufacturing, distribution and servicing of material handling load engagement products. We evaluate the performance of each of our operating segments based on income or loss before interest, foreign currency gains or losses and income taxes. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies contained in Note 2 of our consolidated financial statements included in our Form 10-K for the fiscal year ended January 31, 2009.

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

	Three Months Ended October 31
2009	North America	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$40,215	$18,555	$11,886	$10,166	$—	$80,822
Transfers between areas	4,097	567	112	2,576	(7,352)	—

Net sales and transfers	$44,312	$19,122	$11,998	$12,742	$(7,352)	$80,822

Gross profit (loss)	$13,772	$(2,113)	$3,283	$4,733		$19,675
Selling and administrative	9,329	4,526	2,029	1,081		16,965
Loss on disposition of assets, net	—	56	—	—		56
Amortization	48	75	—	—		123
European restructuring costs	—	1,514	—	—		1,514

Operating income (loss)	$4,395	$(8,284)	$1,254	$3,652		$1,017

Total assets	$175,227	$100,194	$38,021	$44,134		$357,576
Property, plant and equipment, net	$31,314	$28,677	$9,672	$18,667		$88,330
Capital expenditures	$399	$787	$92	$148		$1,426
Depreciation expense	$1,423	$911	$152	$487		$2,973

	Three Months Ended October 31
2008	North America	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$69,692	$42,144	$17,291	$10,007	$—	$139,134
Transfers between areas	7,696	460	199	6,701	(15,056)	—

Net sales and transfers	$77,388	$42,604	$17,490	$16,708	$(15,056)	$139,134

Gross profit	$24,355	$7,731	$3,640	$4,811		$40,537
Selling and administrative	11,304	6,073	2,206	1,168		20,751
Loss (gain) on disposition of assets, net	15	(61)	44	24		22
Amortization	586	73	—	—		659
European restructuring costs	—	1,290	—	—		1,290

Operating income	$12,450	$356	$1,390	$3,619		$17,815

Total assets	$225,190	$127,858	$45,763	$58,204		$457,015
Property, plant and equipment, net	$34,508	$32,966	$7,153	$19,759		$94,386
Capital expenditures	$2,252	$689	$268	$337		$3,546
Depreciation expense	$1,585	$1,292	$116	$464		$3,457

	Nine Months Ended October 31
2009	North America	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$115,182	$60,172	$33,552	$24,875	$—	$233,781
Transfers between areas	10,858	1,844	127	7,463	(20,292)	—

Net sales and transfers	$126,040	$62,016	$33,679	$32,338	$(20,292)	$233,781

Gross profit (loss)	$36,399	$(3,833)	$8,677	$11,434		$52,677
Selling and administrative	30,105	14,266	5,586	3,014		52,971
Loss (gain) on disposition of assets, net	(3)	60	2	31		90
Amortization	144	212	—	—		356
European restructuring costs	—	17,880	—	—		17,880

Operating income (loss)	$6,153	$(36,251)	$3,089	$8,389		$(18,620)

Capital expenditures	$1,233	$1,079	$459	$486		$3,257
Depreciation expense	$4,247	$2,941	$418	$1,458		$9,064

	Nine Months Ended October 31
2008	North America	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$208,853	$139,904	$55,331	$35,016		$439,104
Transfers between areas	24,882	1,484	345	19,532	(46,243)	—

Net sales and transfers	$233,735	$141,388	$55,676	$54,548	$(46,243)	$439,104

Gross profit	$73,148	$22,753	$13,245	$16,456		$125,602
Selling and administrative	35,699	21,266	7,004	3,646		67,615
Loss (gain) on disposition of assets, net	154	(76)	30	59		167
Amortization	1,770	231	—	—		2,001
European restructuring costs	—	1,738	—	—		1,738

Operating income (loss)	$35,525	$(406)	$6,211	$12,751		$54,081

Capital expenditures	$5,657	$4,271	$1,173	$2,484		$13,585
Depreciation expense	$4,908	$4,040	$374	$1,344		$10,666

Note 4—Inventories

During the nine months ended October 31, 2009, inventories decreased due to reduced inventory purchases and lower levels of finished goods needed to meet lower customer demand. Inventories stated at the lower of average cost or market are presented below by major class (in thousands):

	October 31 2009	January 31 2009
Finished goods	$26,547	$31,997
Raw materials and components	45,250	58,809

	$71,797	$90,806

Note 5—Goodwill

During the nine months ended October 31, 2009, goodwill increased due to fluctuations in foreign currencies. We have no goodwill recorded in China. The following table provides a breakdown of goodwill by geographic region (in thousands):

	October 31 2009	January 31 2009
North America	$69,459	$61,316
Europe	11,521	10,040
Asia Pacific	2,967	3,031

	$83,947	$74,387

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

Our SARS plan also permits the issuance of restricted shares of common stock. Upon the granting of restricted stock, common shares are issued to the recipient, but the shares may not be sold, assigned, transferred, pledged, or disposed of by the recipient until vested. Regardless of vesting, restricted shares have full voting rights and any dividends declared will be paid to the restricted stock recipient. Restricted shares vest ratably over a period of three years for officers and four years for directors. The number of restricted shares issued to directors is based on the market value of our shares on the date of grant.

The SARS plan provides for the issuance of a maximum of 750,000 shares of common stock upon the exercise of SARS or issuance of restricted stock. As of October 31, 2009, a total of 279,000 shares of common stock have been issued under the SARS plan, which includes 96,000 shares of restricted stock.

Stock options provide the holder the right to receive our common shares at an established price. We have reserved 1,400,000 shares of common stock under our stock option plan. As of October 31, 2009, a total of 1,090,000 shares have been issued upon the exercise of stock options. No additional stock options can be granted under the terms of the plan. All outstanding stock options are fully vested and have a term of ten years.

A summary of the plans’ status at October 31, 2009 together with changes during the nine months then ended is presented in the following tables (in thousands, except per share amounts):

	Stock Options		Stock Appreciation Rights
	Outstanding Awards	Weighted Average Exercise Price Per Share	Outstanding Awards	Weighted Average Exercise Price Per Share
Balance at January 31, 2009	279	$13.26	806	$34.95
Granted	—	—	61	24.50
Exercised	—	—	(12)	21.15
Forfeited	—	—	(27)	36.38

Balance at October 31, 2009	279	$13.26	828	$34.84

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock at January 31, 2009	51	$60.51
Granted	31	24.50
Vested	(22)	64.40
Forfeited	—	—

Unvested restricted stock at October 31, 2009	60	$40.73

We calculate share-based compensation cost for stock options and SARs using the Black-Scholes option pricing model. The range of assumptions used to compute share-based compensation are as follows:

	Granted in Fiscal 2010	Granted Prior to Fiscal 2010
Risk-free interest rate	3.4%	2.3 - 5.1%
Expected volatility	48%	40 - 42%
Expected dividend yield	0.8%	1.0 - 2.8%
Expected life (in years)	6	5 - 7
Weighted average fair value at date of grant	$11.75	$4.16 - 33.31

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

As of October 31, 2009, there was $3.9 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the plans, which is expected to be recognized over a weighted average period of 2.1 years. The following table represents as of October 31, 2009 the share-based compensation costs to be recognized in future periods (in thousands) for awards granted to date:

Fiscal Year	Amount
2010*	709
2011	1,878
2012	878
2013	373
2014	85

$3,923

*	Represents last three months of fiscal 2010.

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

Our specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision affecting our Fairview, Oregon manufacturing facility. The Records of Decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted since 1996 and current estimates provide for some level of activity to continue through 2019. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. The recorded liability for ongoing remediation activities at our Fairview facility was $3.3 million and $3.7 million at October 31, 2009 and January 31, 2009, respectively.

Springfield, Ohio

In 1994, we entered into a consent order with the Ohio Environmental Protection Agency, which required the installation of remediation systems for the cleanup of groundwater contamination at our Springfield, Ohio facility. The current estimate is that the remediation activities will continue through 2014. The recorded liability for ongoing remediation activities in Springfield was $822,000 at October 31, 2009 and $900,000 at January 31, 2009.

Legal Proceedings

We are subject to legal proceedings, claims and litigation, in addition to the environmental matters previously discussed, arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect the ultimate costs to be material to our consolidated financial position, results of operations, or cash flows.

Note 8—Earnings Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended October 31		Nine Months Ended October 31
	2009	2008	2009	2008
Basic earnings (loss) per share:
Net income (loss)	$157	$10,415	$(24,219)	$31,768

Weighted average shares of common stock outstanding	10,824	10,801	10,813	10,792

	$0.01	$0.96	$(2.24)	$2.94

Diluted earnings (loss) per share:
Net income (loss)	$157	$10,415	$(24,219)	$31,768

Weighted average shares of common stock outstanding	10,824	10,801	10,813	10,792
Dilutive effect of stock awards	180	300	—	315

Diluted weighted average shares of common stock outstanding	11,004	11,101	10,813	11,107

	$0.01	$0.94	$(2.24)	$2.86

Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and stock appreciation rights and the amount of unvested restricted stock. Unexercised SARs totaling 610,000 awards and unvested restricted stock totaling 30,000 shares were excluded from the fiscal 2010 three month calculation of diluted earnings per share because they were antidilutive. All of the unexercised SARs and unvested restricted stock were not included in the fiscal 2010 nine month calculation as the impact would be antidilutive. Unexercised SARS totaling 104,000 awards and unvested restricted stock totaling 26,000 shares were excluded from the fiscal 2009 calculations of diluted earnings per share because they were antidilutive.

Note 9—Supplemental Cash Flow Information

The following table presents information that supplements the consolidated statements of cash flow (in thousands):

	For the Nine Months Ended October 31
	2009	2008
Cash paid during the period for:
Interest	$1,477	$3,622
Income taxes	$3,429	$14,383

Supplemental disclosure of non-cash investing activities:
Dividends declared	$108	$—

Note 10—Benefit Plans

The following table represents the net periodic cost related to our defined benefit plans in England and France and our postretirement health benefit plan in the United States (in thousands):

	Defined Benefit Three Months Ended October 31		Postretirement Benefit Three Months Ended October 31
	2009	2008	2009	2008
Net periodic benefit cost:
Service cost	$5	$5	$27	$26
Interest cost	119	133	113	108
Expected return on plan assets	(96)	(118)	—	—
Recognized prior service cost	—	—	(19)	(19)
Recognized net actuarial loss	13	20	—	1

	$41	$40	$121	$116

	Defined Benefit Nine Months Ended October 31		Postretirement Benefit Nine Months Ended October 31
	2009	2008	2009	2008
Net periodic benefit cost:
Service cost	$15	$17	$81	$78
Interest cost	340	426	339	324
Expected return on plan assets	(275)	(380)	—	—
Recognized prior service cost	—	—	(57)	(57)
Recognized net actuarial loss	36	66	—	3

	$116	$129	$363	$348

Note 11—Recent Accounting Pronouncements

Business combinations and noncontrolling interests in consolidated financial statements - In December 2007, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on business combinations and noncontrolling interests in consolidated financial statements. The guidance on business combinations requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, it also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs. Under the guidance on noncontrolling interests, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions. We adopted this new guidance on February 1, 2009. The adoption of this guidance did not have any impact on our financial statements.

Disclosures about derivative instruments and hedging activities - In March 2008, the FASB issued accounting guidance on disclosures about derivative instruments and hedging activities. This guidance expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format. It also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. We adopted this new guidance on February 1, 2009. The adoption of this guidance did not have any impact on our financial statements.

Classification of share based payment instruments as participating securities - In June 2008, the FASB issued accounting guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The provisions of this guidance were adopted on February 1, 2009 and did not have a material impact on our financial statements.

Subsequent events - In May 2009, the FASB issued accounting guidance on subsequent events that establishes standards of accounting for and disclosure of subsequent events. In addition, it requires disclosure of the date through which an entity has evaluated subsequent events and the nature of any nonrecognized subsequent events. This new guidance was adopted for our financial statements for the quarter ended July 31, 2009. The adoption of this guidance did not have a material impact on our financial statements.

Accounting standards codification - In June 2009, the FASB issued guidance on a single source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) to be applied by nongovernmental entities. While not intended to change U.S. GAAP, the codification significantly changed the way in which the accounting literature is referenced and organized. All existing accounting standards were superseded by the codification, and all other accounting guidance not included in the codification will be considered non-authoritative. We adopted this new guidance for our financial statements for the quarter ended October 31, 2009. The adoption of this guidance did not have an impact on our financial statements.

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

	2009	2008
Balance at January 31	$1,312	$1,900
Accruals for warranties issued during the period	1,510	1,487
Accruals for pre-existing warranties	682	—
Settlements during the period	(2,192)	(1,677)
Foreign currency changes	103	(253)

Balance at October 31	$1,415	$1,457

Note 13—Accumulated Other Comprehensive Income

During the nine months ended October 31, 2009, accumulated other comprehensive income increased due to fluctuations in foreign currencies, primarily the Euro, British Pound and Canadian Dollar. The following table presents the changes in and the components of accumulated other comprehensive income (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
Balance at January 31, 2009	$8,942	$(675)	$8,267
Currency translation adjustment	18,942	(112)	18,830

Balance at October 31, 2009	$27,884	$(787)	$27,097

Note 14—Income Taxes

The provision for income taxes in the third quarter of fiscal 2010 is primarily a result of taxes due in countries where we are generating income and taxes on foreign dividends related to the repatriation of cash to the U.S. We are currently unable to realize a tax benefit in several European countries where we have incurred losses.

As of October 31, 2009 our liability for uncertain tax positions was $1.3 million. There were no material changes in unrecognized tax benefits during the current period. The reserve for unrecognized tax benefits as of October 31, 2009 included an accrual for interest and penalties of $240,000.

We are subject to taxation primarily in the U.S., Canada and China, as well as various state and other foreign jurisdictions. The Internal Revenue Service (IRS) is currently reviewing our U.S. income tax return for fiscal years 2004 - 2007. The IRS has proposed an adjustment of $5 million related to interest deductions reported on tax returns for the 2004 and 2005 tax years. These adjustments would result in an additional federal and state tax liability of approximately $1.8 million. We are in the process of appealing the issue with the IRS and have determined that we will more-likely-than-not prevail on the issue. No amount has been recorded in our financial statements as of October 31, 2009 related to this matter. As of October 31, 2009, we remain subject to examination in various state and foreign jurisdictions for the 1999-2008 tax years.

Note 15—Restructuring Activities

During the first nine months of fiscal 2010 and 2009 we incurred costs related to our ongoing European restructuring activities. The following table outlines the restructuring costs incurred during those periods (in thousands):

	For the Three Months Ended October 31		For the Nine Months Ended October 31
	2009	2008	2009	2008
Employee wages and benefits	$531	$1,038	$11,146	$1,486
Facility shut down	968	—	1,207	—
Professional fees	184	252	369	252
Other restructuring	(113)	—	329	—
Fixed asset write downs	(56)	—	4,829	—

Total costs	$1,514	$1,290	$17,880	$1,738

As of October 31, 2009, $3 million of accrued restructuring costs are included on the consolidated balance sheet. We anticipate paying these costs by the end of fiscal 2010. Fixed asset write downs are recorded as a reduction of the carrying value of property, plant and equipment.

European restructuring costs by facility location are as follows (in thousands):

	For the Three Months Ended October 31		For the Nine Months Ended October 31
	2009	2008	2009	2008
The Netherlands	$986	$82	$12,802	$530
France	465	—	5,015	—
Germany	63	1,208	63	1,208

Total costs	$1,514	$1,290	$17,880	$1,738

Note 16—Debt

In July 2009, we entered into an amendment of our loan agreement with Bank of America and Union Bank. The amendment decreases the aggregate amount that may be borrowed under the loan agreement from $143.8 million to $115 million, but provides that we may increase the amount that may be borrowed by up to $30 million, subject to the agreement of the lenders. The amendment to the loan agreement grants the lenders a security interest in all of our assets, provides for the guaranties of the loan and the grant of security interest, to secure the guaranties by certain of our subsidiaries, increases the interest rate on the loan to rates ranging from 1.5% to 3.0% over LIBOR depending on our consolidated leverage ratio, and modifies certain loan covenants, including the consolidated leverage ratio and consolidated fixed charge coverage ratio, that we are required to maintain. We were in compliance with our debt covenants at October 31, 2009.

Note 17—Subsequent Event

During October 2009, we initiated discussions with the local works council at our facility in Hagen, Germany regarding our intention to cease production operations. Our current plans are to continue to maintain sales and certain administrative functions in Germany and shift production capacity to other Cascade facilities. We estimate the costs for the Hagen restructuring will be approximately $10 million and will be incurred in the fourth quarter of fiscal 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our businesses globally manufacture and distribute material handling load engagement products primarily for the lift truck industry and to a lesser extent the construction industry. We operate in four geographic segments: North America, Europe, Asia Pacific and China. All references to fiscal periods are defined as the period ended October 31, 2008 (fiscal 2009) and the period ended October 31, 2009 (fiscal 2010).

RECENT TRENDS AND DEVELOPMENTS AFFECTING OUR RESULTS

Restructuring

We have continued to execute our plan to restructure our current business and improve operational efficiencies. This has included a continued rationalization of our existing production capacity in a lift truck market in which year-to-date shipments are down 47% from the prior year. Through the first nine months of the year we have incurred costs of $18 million, all of which related to our European operations. We previously announced that the estimated restructuring costs for fiscal 2010 could be up to $25 million. At the present time we estimate our total restructuring costs for fiscal 2010 will be approximately $28 million. The additional costs above our original estimate relate to charges for restructuring activities in Hagen, Germany noted below.

During October 2009, we initiated discussions with the local works council at our facility in Hagen, Germany regarding our intention to cease production operations. Our current plans are to continue to maintain sales and certain administrative functions in Germany and shift production capacity to other Cascade facilities. We estimate the costs for the Hagen restructuring will be approximately $10 million and will be incurred in the fourth quarter of fiscal 2010.

It continues to be very difficult to estimate the prolonged effect this downturn will have on our future business. We believe our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditures and debt requirements for at least the next twelve months.

COMPARISON OF THIRD QUARTER OF FISCAL 2010 AND FISCAL 2009

Executive Summary

	Three Months Ended October 31
	2009	2008	Change	Change %
	(In thousands except per share amounts)
Net sales	$80,822	$139,134	$(58,312)	(42)%
Operating income	$1,017	$17,815	$(16,798)	(94)%
Income before taxes	$371	$14,968	$(14,597)	(98)%
Provision for income taxes	$214	$4,553	$(4,339)	(95)%
Effective tax rate	58%	30%	28%	93%
Net income	$157	$10,415	$(10,258)	(98)%
Diluted earnings per share	$0.01	$0.94	$(0.93)	(99)%

The following is an overview for the third quarter of fiscal 2010:

•

Consolidated net sales decreased 42%, excluding the impact of foreign currencies, as a result of the general economic downturn and a weak lift truck market. Global lift truck shipments were down 44% compared to the prior year. We have found that lift truck industry statistics provide an indication of the direction of our business activity. However, changes in our net sales do not correspond directly to the percentages changes in lift truck shipments or orders.

•	Our consolidated gross profit percentage decreased primarily as a result of unabsorbed fixed and variable costs due to lower sales volumes, particularly in Europe.

•	We incurred restructuring costs of $1.5 million primarily related to shutting down production activities at our facility in The Netherlands.

•	We were able to pay down outstanding debt by $2.3 million during the quarter ended October 31, 2009 using cash flow from operations.

•

The income tax expense in fiscal 2010 is a result of taxes due in countries where we are generating income and taxes on foreign dividends related to the repatriation of cash to the U.S. We are currently unable to realize a tax benefit in several European countries where we have incurred losses.

North America

	Three Months Ended October 31
	2009	%	2008	%	Change	Change %
		(In thousands)
Net sales	$40,215	91%	$69,692	90%	$(29,477)	(42)%
Transfers between areas	4,097	9%	7,696	10%	(3,599)	(47)%

Net sales and transfers	44,312	100%	77,388	100%	(33,076)	(43)%

Cost of goods sold	30,540	69%	53,033	69%	(22,493)	(42)%

Gross profit	13,772	31%	24,355	31%	(10,583)	(43)%

Selling and administrative	9,329	21%	11,304	14%	(1,975)	(17)%
Loss on disposition of assets, net	—	—	15	—	(15)	—
Amortization	48	—	586	1%	(538)	(92)%

Operating income	$4,395	10%	$12,450	16%	$(8,055)	(65)%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$(29,488)	(42)%
Foreign currency change	11	0%

Total	$(29,477)	(42)%

The following summarizes financial results for North America for the third quarter of fiscal 2010. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales decreased 42% primarily due to lower sales volumes as a result of the general economic downturn and a weak lift truck market. Lift truck industry shipments decreased 50% for the quarter.

•	Product to other Cascade locations decreased 47% during fiscal 2010 due to lower global customer demand and efforts to reduce inventory.

•

Our gross profit percentage remained consistent at 31% due to the effect of price increases implemented in fiscal 2009 and a favorable product and customer mix. This offsets the effect of significantly lower sales volumes. Most of our facilities in North America continued to operate at reduced work schedules during the third quarter of fiscal 2010.

•	Selling and administrative costs decreased 18% due to lower personnel and other general costs.

Europe

	Three Months Ended October 31
	2009	%	2008	%	Change	Change %
		(In thousands)
Net sales	$18,555	97%	$42,144	99%	$(23,589)	(56)%
Transfers between areas	567	3%	460	1%	107	23%

Net sales and transfers	19,122	100%	42,604	100%	(23,482)	(55)%

Cost of goods sold	21,235	111%	34,873	82%	(13,638)	(39)%

Gross profit (loss)	(2,113)	(11)%	7,731	18%	(9,844)	(127)%

Selling and administrative	4,526	24%	6,073	14%	(1,547)	(25)%
Loss (gain) on disposition of assets, net	56	—	(61)	—	117	—
Amortization	75	—	73	—	2	3%
European restructuring costs	1,514	8%	1,290	3%	224	17%

Operating income (loss)	$(8,284)	(43)%	$356	1%	$(8,640)	—

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$(23,565)	(56)%
Foreign currency change	(24)	0%

Total	$(23,589)	(56)%

The following summarizes financial results for Europe for the third quarter of fiscal 2010. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales decreased 56% primarily due to lower sales volumes as a result of the general economic downturn and a weak lift truck market. Lift truck industry shipments decreased 64% for the quarter.

•

Our gross profit percentage decreased due to significantly lower sales volumes, which resulted in unabsorbed fixed and variable costs, higher product costs from transportation and import duties of goods shipped from North America and inventory write-downs due to restructuring. Most facilities in Europe operated under reduced work schedules during the third quarter of fiscal 2010. In addition, we recorded inventory write-downs of approximately $800,000 to reflect losses we expect to incur on certain customer orders which will be shipped in subsequent quarters.

•

Selling and administrative costs decreased 25% primarily due to lower personnel costs, as a result of headcount reductions made during our European restructuring activities. Marketing, selling and travel costs were also lower.

•

Restructuring costs were primarily a result of shutting down production activities at our facility in The Netherlands. These costs included severance costs of $531,000, costs for movement of equipment and facility shutdown of $968,000 and other restructuring costs of $15,000. We estimate costs in the future for The Netherlands restructuring will be minimal.

•

We initiated discussions with the local works council at our facility in Hagen, Germany regarding our intention to cease production operations. Our current plans are to continue to maintain sales and certain administrative functions in Germany and shift production capacity to other Cascade facilities. Using these facilities we will be able to continue providing a full-range of products to our European customers. We estimate the costs for the Hagen restructuring will be approximately $10 million and will be incurred in the fourth quarter of fiscal 2010.

Asia Pacific

	Three Months Ended October 31
	2009	%	2008	%	Change	Change %
	(In thousands)
Net sales	$11,886	99%	$17,291	99%	$(5,405)	(31)%
Transfers between areas	112	1%	199	1%	(87)	(44)%

Net sales and transfers	11,998	100%	17,490	100%	(5,492)	(31)%

Cost of goods sold	8,715	73%	13,850	79%	(5,135)	(37)%

Gross profit	3,283	27%	3,640	21%	(357)	(10)%

Selling and administrative	2,029	17%	2,206	13%	(177)	(8)%
Loss on disposition of assets, net	—	—	44	—	(44)	—

Operating income	$1,254	10%	$1,390	8%	$(136)	(10)%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$(6,133)	(35)%
Foreign currency change	728	4%

Total	$(5,405)	(31)%

The following summarizes financial results for Asia Pacific for the third quarter of fiscal 2010. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales decreased 36% primarily due to lower sales volumes as a result of the general economic downturn and a weak lift truck market. Lift truck industry shipments for the quarter decreased 44%.

•	Our gross profit percentage increased due to changes in product mix and fluctuations in foreign currency rates.

•	Selling and administrative costs decreased 15% due to lower personnel, sales and other general costs.

China

	Three Months Ended October 31
	2009	%	2008	%	Change	Change %
	(In thousands)
Net sales	$10,166	80%	$10,007	60%	$159	2%
Transfers between areas	2,576	20%	6,701	40%	(4,125)	(62)%

Net sales and transfers	12,742	100%	16,708	100%	(3,966)	(24)%

Cost of goods sold	8,009	63%	11,897	71%	(3,888)	(33)%

Gross profit	4,733	37%	4,811	29%	(78)	(2)%

Selling and administrative	1,081	8%	1,168	7%	(87)	(7)%
Loss on disposition of assets, net	—	—	24	—	(24)	—

Operating income	$3,652	29%	$3,619	22%	$33	1%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$140	2%
Foreign currency change	19	0%

Total	$159	2%

The following summarizes financial results for China for the third quarter of fiscal 2010. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 2% primarily due to a slight recovery of the Chinese economy and lift truck market. Lift truck industry shipments for the quarter decreased 10%.

•	Transfers to other Cascade locations decreased 62% during the current year due to lower customer demand in Europe and Asia Pacific and efforts to reduce inventory.

•	Our gross profit percentage increased due to changes in product mix, price increases implemented in the prior year and lower intercompany transfers, which carry lower gross margins.

•	Selling and administrative costs decreased 8% due to lower personnel and other general costs.

Non-Operating Items

The following are financial highlights for non-operating items during the third quarter of fiscal 2010:

•	Interest expense decreased $648,000 during fiscal 2010 primarily due to lower long-term debt levels and lower interest rates in the current year.

•

The provision for income taxes in the third quarter of fiscal 2010 is primarily a result of taxes due in countries where we are generating income and taxes on foreign dividends related to the repatriation of cash to the U.S. We are currently unable to realize a tax benefit in several European countries where we have incurred losses.

Lift Truck Market Outlook

Global lift truck shipments continue at their lowest levels since the early 1980’s. The uncertain depth and duration of this recession makes it very difficult to estimate when the global lift truck market will begin to recover. However, we are anticipating that demand for lift trucks will continue to be at low levels during the fourth quarter of fiscal 2010 and into fiscal 2011.

Additional information on lift truck industry trends can be found at www.cascorp.com/investor/industrytrends. This website address is intended to provide an inactive, textual reference only. The information at this website is not a part of this Form 10-Q and is not incorporated by reference.

COMPARISON OF THE FIRST NINE MONTHS OF FISCAL 2010 AND FISCAL 2009

Executive Summary

	Nine Months Ended October 31
	2009	2008	Change	Change %
	(In thousands except per share amounts)
Net sales	$233,781	$439,104	$(205,323)	(47)%
Operating income (loss)	$(18,620)	$54,081	$(72,701)	(134)%
Income (loss) before taxes	$(20,044)	$48,633	$(68,677)	(141)%
Provision for income taxes	$4,175	$16,865	$(12,690)	(75)%
Effective tax rate	(21)%	35%	—	—
Net income (loss)	$(24,219)	$31,768	$(55,987)	(176)%
Diluted earnings (loss) per share	$(2.24)	$2.86	$(5.10)	(178)%

The following is an overview for the first nine months of fiscal 2010:

•

Consolidated net sales decreased 45%, excluding the impact of foreign currencies, as a result of the general economic downturn and a weak lift truck market. Global lift truck shipments were down 47% compared to the prior year.

•	Our consolidated gross profit percentage decreased during fiscal 2010, primarily as a result of unabsorbed fixed and variable costs due to lower sales volumes in Europe and North America.

•

We incurred restructuring costs of $18 million during fiscal 2010, primarily as a result of shutting down production activities at our facility in The Netherlands and the closure of our fork facility in France.

•	Based on cash flow from operations, we were able to pay down outstanding debt by $40 million during the nine months ended October 31, 2009.

•

The income tax expense in fiscal 2010 is a result of taxes due in countries where we are generating income and taxes on foreign dividends related to the repatriation of cash to the U.S. We are currently unable to realize a tax benefit in several European countries where we have incurred losses.

North America

	Nine Months Ended October 31
	2009	%	2008	%	Change	Change %
	(In thousands)
Net sales	$115,182	91%	$208,853	89%	$(93,671)	(45)%
Transfers between areas	10,858	9%	24,882	11%	(14,024)	(56)%

Net sales and transfers	126,040	100%	233,735	100%	(107,695)	(46)%

Cost of goods sold	89,641	71%	160,587	69%	(70,946)	(44)%

Gross profit	36,399	29%	73,148	31%	(36,749)	(50)%

Selling and administrative	30,105	24%	35,699	15%	(5,594)	(16)%
Loss (gain) on disposition of assets, net	(3)	—	154	—	(157)	—
Amortization	144	—	1,770	1%	(1,626)	(92)%

Operating income	$6,153	5%	$35,525	15%	$(29,372)	(83)%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$(92,562)	(44)%
Foreign currency change	(1,109)	(1)%

Total	$(93,671)	(45)%

The following summarizes financial results for North America for the first nine months of fiscal 2010. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales decreased 44% primarily due to lower sales volumes as a result of the general economic downturn and a weak lift truck market. Lift truck industry shipments decreased 43% during the current fiscal year.

•	Transfers to other Cascade locations decreased 56% during fiscal 2010 due to lower global customer demand and efforts to reduce inventory.

•

Our gross profit percentage decreased due to significantly lower sales volumes which resulted in unabsorbed fixed and variable costs. Most facilities in North America have operated on reduced work schedules during fiscal 2010.

•	Selling and administrative costs decreased 15% due to lower personnel, consulting, advertising and other general costs, which were partially offset by higher warranty costs.

Europe

	Nine Months Ended October 31
	2009	%	2008	%	Change	Change %
	(In thousands)
Net sales	$60,172	97%	$139,904	99%	$(79,732)	(57)%
Transfers between areas	1,844	3%	1,484	1%	360	24%

Net sales and transfers	62,016	100%	141,388	100%	(79,372)	(56)%

Cost of goods sold	65,849	106%	118,635	84%	(52,786)	(44)%

Gross profit (loss)	(3,833)	(6)%	22,753	16%	(26,586)	(117)%

Selling and administrative	14,266	23%	21,266	16%	(7,000)	(33)%
Loss (gain) on disposition of assets, net	60	—	(76)	—	136	—
Amortization	212	—	231	—	(19)	(8)%
European restructuring costs	17,880	29%	1,738	—	16,142	—

Operating loss	$(36,251)	(58)%	$(406)	—	$(35,845)	—

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$(73,516)	(53)%
Foreign currency change	(6,216)	(4)%

Total	$(79,732)	(57)%

The following summarizes financial results for Europe for the first nine months of fiscal 2010. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales decreased 53% primarily due to lower sales volumes as a result of the general economic downturn and a weak lift truck market. Lift truck industry shipments decreased 61% for the current year.

•

Our gross profit percentage decreased primarily due to significantly lower sales volumes, which resulted in unabsorbed fixed and variable costs and the write off of inventory as a result of restructuring activities. Most facilities in Europe operated under reduced work schedules during fiscal 2010. In addition, we recorded inventory write downs to reflect losses we expect to incur on certain customer orders that will be shipped in the future.

•	Selling and administrative costs decreased 29%, primarily due to lower personnel costs as a result of headcount reductions made during our European restructuring activities and lower marketing costs.

•

Restructuring costs were primarily a result of shutting down production activities at our facility in The Netherlands and the closure of our fork manufacturing facility in France. These costs include severance costs of $11.1 million, fixed asset write downs of $4.8 million, costs for movement of equipment and facility shutdowns of $1.2 million and legal and other restructuring costs of $700,000.

Asia Pacific

	Nine Months Ended October 31				Change	Change %
	2009	%	2008	%
	(In thousands)
Net sales	$33,552	100%	$55,331	99%	$(21,779)	(39)%
Transfers between areas	127	—	345	1%	(218)	(63)%

Net sales and transfers	33,679	100%	55,676	100%	(21,997)	(40)%

Cost of goods sold	25,002	74%	42,431	76%	(17,429)	(41)%

Gross profit	8,677	26%	13,245	24%	(4,568)	(34)%

Selling and administrative	5,586	17%	7,004	13%	(1,418)	(20)%
Loss on disposition of assets, net	2	—	30	—	(28)	—

Operating income	$3,089	9%	$6,211	11%	$(3,122)	(50)%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$(19,441)	(35)%
Foreign currency change	(2,338)	(4)%

Total	$(21,779)	(39)%

The following summarizes financial results for Asia Pacific for the first nine months of fiscal 2010. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales decreased 35% primarily due to lower sales volumes as a result of the general economic downturn and a weak lift truck market. Lift truck industry shipments for the current year decreased 48%.

•	Our gross profit percentage increased due to a favorable product mix and fluctuations in foreign currencies.

•	Selling and administrative costs decreased 16% due to lower personnel, warranty, sales and other general costs.

China

	Nine Months Ended October 31				Change	Change %
	2009	%	2008	%
	(In thousands)
Net sales	$24,875	77%	$35,016	64%	$(10,141)	(29)%
Transfers between areas	7,463	23%	19,532	36%	(12,069)	(62)%

Net sales and transfers	32,338	100%	54,548	100%	(22,210)	(41)%

Cost of goods sold	20,904	65%	38,092	70%	(17,188)	(45)%

Gross profit	11,434	35%	16,456	30%	(5,022)	(31)%

Selling and administrative	3,014	9%	3,646	7%	(632)	(17)%
Loss on disposition of assets, net	31	—	59	—	(28)	—

Operating income	$8,389	26%	$12,751	23%	$(4,362)	(34)%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$(10,550)	(30)%
Foreign currency change	409	1%

Total	$(10,141)	(29)%

The following summarizes financial results for China for the first nine months of fiscal 2010. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales decreased 30% primarily due to lower sales volumes as a result of the general economic downturn and a weak lift truck market. Lift truck industry shipments for fiscal 2010 decreased 28%.

•	Transfers to other Cascade locations decreased 62% during fiscal 2010 due to lower customer demand in Europe and Asia Pacific and efforts to reduce inventory.

•	Our gross profit percentage increased due to changes in product mix, price increases implemented in the prior year and lower intercompany transfers, which carry lower gross margins.

•	Selling and administrative costs decreased 19% due to lower personnel and other general costs.

Non-Operating Items

The following are financial highlights for non-operating items during the first nine months of fiscal 2010:

•	Interest expense decreased $2.1 million during fiscal 2010 primarily due to lower long-term debt levels and lower interest rates in the current year.

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

	Three Months Ended October 31		Nine Months Ended October 31
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Cash flow from operating activities	3,767	4,972	35,216	21,978
Capital expenditures	(1,426)	(3,546)	(3,257)	(13,585)

Free cash flow	$2,341	$1,426	$31,959	$8,393

Statements of Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the nine months ended October 31, 2009 and October 31, 2008 by classifying transactions into three major categories of activities: operating, investing and financing.

The following table presents a summary of our cash flows:

	For the Three Months Ended October 31		For the Nine Months Ended October 31
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Operating activities	$3,767	$4,972	$35,216	$21,978
Investing activities	(1,390)	(3,429)	(3,091)	(13,080)
Financing activities	(2,614)	(6,792)	(41,108)	(5,233)
Effect of exchange rate changes	(2,050)	10,601	(6,662)	8,375

Net change in cash	$(2,287)	$5,352	$(15,645)	$12,040

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

•

Inventories decreased $27.3 million during the current year compared to an increase of $17.5 million in fiscal 2009. We have limited purchases of materials and focused on lowering inventory quantities during the current year.

•	During fiscal 2010, accounts receivable decreased $15.5 million compared to an increase of $5.1 million in fiscal 2009. The decrease in the current year is primarily a result of lower sales.

Investing Activities

Our primary investing activity is capital expenditures, which are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Capital expenditures by geographic segments were as follows (in thousands):

	Three Months Ended October 31		Nine Months Ended October 31
	2009	2008	2009	2008
North America	$399	$2,252	$1,233	$5,657
Europe	787	689	1,079	4,271
Asia Pacific	92	268	459	1,173
China	148	337	486	2,484

	$1,426	$3,546	$3,257	$13,585

The following are investing activity highlights:

•	Capital expenditures decreased $10.3 million during the current year. We have limited spending to only critical projects.

•

We expect capital expenditures for the fourth quarter of fiscal 2010 to be approximately $2 million. We believe this level of capital expenditures is sufficient to meet operational requirements, which includes amounts needed to reallocate production capacity in Europe.

Financing Activities

The following are major financing activities:

•

Net payments made against our long-term debt and notes payable were $40.9 million during fiscal 2010 compared to net borrowings of $1.7 million during fiscal 2009. The increase in debt payments during the current year reflects our focus on utilizing free cash flow to pay down outstanding debt.

•	During the prior year, we concluded our share repurchase program.

•	We declared dividends of $0.11 and $0.58 during the first nine months of fiscal 2010 and 2009, respectively.

FINANCIAL CONDITION AND LIQUIDITY

The following are highlights regarding our financial condition and liquidity for the first nine months of fiscal 2010:

•

Our working capital, defined as current assets less current liabilities, decreased from $161.7 million at January 31, 2009 to $114.3 million at October 31, 2009. Our current ratio decreased from 4.7 to 1 at January 31, 2009 to 3.4 to 1 at October 31, 2009. The decreases are primarily due to the use of cash, generated by the reduction of accounts receivable and inventory, to pay down long-term debt.

•	Total outstanding debt, including notes payable to banks, decreased from $102.8 million at January 31, 2009 to $62.8 million at October 31, 2009.

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

Fixed charge coverage ratio – requires earnings before interest, taxes, depreciation, amortization and other non-cash charges (EBITDA), adjusted for cash taxes paid, an established level of capital expenditures and cash dividends, to be 1.15 times required debt service payments, principal and interest on outstanding debt through January 31, 2010, be 1.25 times from January 31, 2010 to July 30, 2010 and 1.5 times from July 31, 2010 onward. The actual fixed charge coverage ratio at October 31, 2009 was 5.2.

Leverage ratio – requires outstanding debt and letters of credit to be less than 4.0 times EBITDA through April 29, 2010, less than 3.5 times EBITDA from April 30, 2010 through July 30, 2010 and less than 3.0 times EBITDA from July 31, 2010 onward. The actual leverage ratio at October 31, 2009 was 2.0.

We were in compliance with our debt covenants at October 31, 2009. We believe our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditure and debt requirements for the next twelve months. We are considering options available to us in the event additional liquidity is needed due to a prolonged downturn in our industry.

As of October 31, 2009, outstanding borrowings under this line of credit totaled $55.5 million and an additional $780,000 was used to issue letters of credit. No principal payments are required until December 2011. The interest rate on the line of credit, which was based on LIBOR plus a margin of 2% at October 31, 2009 was 2.36%.

OTHER MATTERS

The following table represents the three-month percentage change from July 31, 2009 to October 31, 2009 and the nine-month percentage change from January 31, 2009 to October 31, 2009 in the end of month foreign currency rates compared to the U.S. dollar used by our significant operations. As a result of these changes, foreign currency translation adjustments increased shareholders’ equity by $1.4 million during the quarter ended October 31, 2009 and $18.8 million during the first nine months of fiscal 2010.

Currency	Three Months Ended October 31, 2009	Nine Months Ended October 31, 2009
Australian Dollar	8%	42%
British Pound	(2)%	13%
Canadian Dollar	0%	13%
Korean Won	3%	16%
Euro	3%	15%
Japanese Yen	5%	0%

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

OFF BALANCE SHEET ARRANGEMENTS

At October 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

Business combinations and noncontrolling interests in consolidated financial statements - In December 2007, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on business combinations and noncontrolling interests in consolidated financial statements. The guidance on business combinations requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, it also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs. Under the guidance on noncontrolling interests, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions. We adopted this new guidance on February 1, 2009. The adoption of this guidance did not have any impact on our financial statements.

Disclosures about derivative instruments and hedging activities - In March 2008, the FASB issued accounting guidance on disclosures about derivative instruments and hedging activities. This guidance expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format. It also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. We adopted this new guidance on February 1, 2009. The adoption of this guidance did not have any impact on our financial statements.

Classification of share based payment instruments as participating securities - In June 2008, the FASB issued accounting guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The provisions of this guidance were adopted on February 1, 2009 and did not have a material impact on our financial statements.

Subsequent events - In May 2009, the FASB issued accounting guidance on subsequent events that establishes standards of accounting for and disclosure of subsequent events. In addition, it requires disclosure of the date through which an entity has evaluated subsequent events and the nature of any nonrecognized subsequent events. This new guidance was adopted for our financial statements for the quarter ended July 31, 2009. The adoption of this guidance did not have a material impact on our financial statements.

Accounting standards codification - In June 2009, the FASB issued guidance on a single source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) to be applied by nongovernmental entities. While not intended to change U.S. GAAP, the codification significantly changed the way in which the accounting literature is referenced and organized. All existing accounting standards were superseded by the codification, and all other accounting guidance not included in the codification will be considered non-authoritative. We adopted this new guidance for our financial statements for the quarter ended October 31, 2009. The adoption of this guidance did not have an impact on our financial statements.

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

The table below illustrates the hypothetical increase in net sales for the third quarter of fiscal 2010 resulting from a 10% weaker U.S. dollar against foreign currencies which impact our operations (in millions):

Euro	$1.5
Chinese yuan	1.0
Japanese yen	0.5
Australian dollar	0.4
British pound	0.3
Canadian dollar	0.3
Other currencies (representing 5% of consolidated net sales)	0.4

A 10% weaker U.S. dollar during the quarter, measured against foreign currencies that affect our operations, would have decreased our operating income by $113,000. The majority of this decrease would be related to the Euro.

We enter into foreign currency forward exchange contracts to offset the impact of currency fluctuations on assets and liabilities which will be settled in a currency other than the domestic currency of an entity. The principal currencies hedged are denominated in Japanese Yen, Canadian Dollars, Euros, Chinese Yuan, Korean Won, Swedish Krona and British Pounds. Our foreign currency forward exchange contracts have terms lasting up to three months, but generally less than one month. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

A majority of our products are manufactured using specialty steel. As such, our cost of goods sold is sensitive to fluctuations in specialty steel prices, either directly through the purchase of raw materials or indirectly through the purchase of components. However, due to the nature of specialty steel, we are not impacted by changes in commodity steel prices to the extent others might be.

Presuming that the full impact of steel price increases is reflected in all steel and steel based component purchases, we estimate our gross profit percentage would decrease by approximately 0.4% for each 1.0% increase in steel prices. Based on our statement of operations for the three months ended October 31, 2009, a 1.0% increase in steel prices would have decreased consolidated gross profit by approximately $303,000.

The majority of our debt as of October 31, 2009 has a variable interest rate, which is currently based on LIBOR plus a margin of 2%. Based on the October 31, 2009 outstanding balance of our variable rate debt of $56 million, a 1% increase in our interest rate would result in a $560,000 increase in annual interest expense.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the three months ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

December 7, 2009

/s/ JOSEPH G. POINTER
Joseph G. Pointer
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.