Form 10-K
period 2010-01-31
CASCADE CORP
filed 2010-04-05
CIK 18061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files ).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of July 31, 2009 was $266,094,827, based on the closing sale price of the common stock on the New York Stock Exchange on that date.

The number of shares outstanding of the registrant’s common stock as of March 9, 2010 was 10,885,426.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be filed within 120 days after the registrant’s fiscal year end of January 31, 2010, to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held June 2, 2010 are incorporated by reference into Part III.

NOTE: All references to fiscal years are defined as year ended January 31, 2010 (fiscal 2010), year ended January 31, 2009 (fiscal 2009) and year ended January 31, 2008 (fiscal 2008).

Forward-looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7) contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross profit, expenses, earnings or losses from operations, synergies or other financial items; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include, but are not limited to:

•	General business and economic conditions globally, in particular North America, Europe, Asia Pacific and China;

•	Effectiveness of our cost reduction initiatives and reorganization plans;

•	Competitive factors and the cyclical nature of the materials handling industry and lift truck orders;

•	Cost and availability of raw materials;

•	Risks and complexities associated with international operations;

•	Ability to comply with debt covenants;

•	Foreign currency fluctuations;

•	Environmental matters;

•	Impact of tax law changes;

•	Assumptions relating to pension and other postretirement costs;

•	Levels of construction activity;

•	Impact of acquisitions;

•	Fluctuations in interest rates.

We undertake no obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report. See “Risk Factors” (Item 1A) for additional information on risk factors with the potential to impact our business.

PART I

Item 1.	Business

General

Cascade Corporation (Cascade) was organized in 1943 under the laws of the state of Oregon. The terms “Cascade”, “we”, and “our” include Cascade Corporation and its subsidiaries. Our headquarters are located in Fairview, Oregon, a suburb of Portland, Oregon. We are one of the world’s leading manufacturers of materials handling load engagement devices and related replacement parts, primarily for the lift truck industry and to a lesser extent the construction industry. We also manufacture attachments for the construction industry.

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

See “Recent Trends and Developments Affecting Our Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7) for further discussion on how the economic recession is affecting the markets we serve.

Competition

We are one of the leading global independent suppliers of load engagement products for industrial lift trucks. We compete with a number of companies in different parts of the world. Our primary competitor is Bolzoni Auramo, an Italian public company. Most of our remaining competitors are privately-owned companies with a strong presence in local and regional markets. A small number of these competitors compete with us globally.

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

A further discussion of the competition in each geographic region follows:

North America—We are the leading manufacturer in North America and the preferred supplier of many OEMs as well as original equipment dealers (OEDs) and distributors. We compete in this region primarily with smaller regionally-based companies and a limited number of smaller foreign competitors. Our leading position is the result of our continued focus on providing high quality products and outstanding customer service.

Europe—While we are also a leading manufacturer in Europe, we compete with Bolzoni Auramo and several privately-owned companies with a strong presence in local and regional markets. Price competition in this region has historically resulted in lower gross profit margins than in some other regions.

Asia Pacific—This region includes operations in Japan, Australia, New Zealand, Korea, India and South Africa. The competitive environment varies somewhat from country to country, and competitors vary in size from smaller regionally-based private companies to some larger lift truck manufacturers. In general, we believe we have established a strong presence in the majority of markets in this region.

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

No single customer accounts for more than 10% of our consolidated net sales. Our sales to OEM customers account for approximately 42% of our consolidated net sales.

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

Environmental Matters

From time to time, we are the subject of investigations, conferences, discussions and negotiations with various federal, state, local and foreign agencies with respect to cleanup of hazardous waste and compliance with environmental laws and regulations. “Risk Factors” (Item 1A), Notes to Consolidated Financial Statements (Item 8) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7) contain additional information concerning our environmental matters.

Employees

At January 31, 2010, we had approximately 1,700 full-time employees throughout the world. The majority of these employees are not subject to collective bargaining agreements. We believe our relations with our employees are excellent.

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

Officers of the Registrant

Robert C. Warren, Jr.—Chief Executive Officer and President (1)—Mr. Warren, 61, has served as President and Chief Executive Officer of Cascade since 1996. He was President and Chief Operating Officer from 1993 until 1996 and was formerly Vice President—Marketing. Mr. Warren joined Cascade in 1972.

Richard S. Anderson—Senior Vice President and Chief Operating Officer (1)—Mr. Anderson, 62, has served as Chief Operating Officer since 2008. Mr. Anderson has been employed by Cascade since 1972 and held several positions including his appointments as Chief Financial Officer from 2001 to 2008, Vice President—Material Handling Product Group in 1996 and Senior Vice President—International in 1999.

Frank R. Altenhofen, Vice President—Asia Pacific (1)—Mr. Altenhofen, 48, was appointed Vice President—Asia Pacific in June 2008 and was appointed Vice President, Americas in 2007. He started his career with Cascade in 1983 and held numerous manufacturing, marketing, and management positions including General Manager of Cascade’s operations in China, until his departure in 2001. Mr. Altenhofen’s experience from 2001 to 2007 includes four years as President of an international medical device company.

Peter D. Drake, Vice President—Americas (1)—Mr. Drake, 42, was appointed Vice President—Americas in June 2008. He started his career with Cascade in 1991 and has held a number of management positions including serving as Plant Manager for Cascade’s Portland facility since 2000.

Michael E. Kern, Vice President—Construction Attachment Division (1)—Mr. Kern, 63, has served as Vice President—Construction Attachment Division since 2007. He has been employed by Cascade since 1966 and has held several positions, including his appointments as Vice President—Sales and Marketing in 2003, as Vice President—Director of Dealer Marketing and Sales in 2001 and Aftermarket Sales Manager in 1999.

Kevin B. Kreiter, Vice President—Engineering and Marketing (1)—Mr. Kreiter, 56, has served in his current position since 2007. He has been employed by Cascade since 1979 and has held several positions within the engineering group, including his appointment as Vice President—Engineering in 2006.

Jeffrey K. Nickoloff, Vice President—Corporate Manufacturing (1)—Mr. Nickoloff, 54, has served in his current position since 2002. He has held several positions with Cascade, including his appointments as Director of North American Manufacturing in 2000 and Plant Manager in 1993. Mr. Nickoloff joined Cascade in 1979.

Joseph G. Pointer, Vice President and Chief Financial Officer (1)—Mr. Pointer, 49, has served as Chief Financial Officer since 2008. He was the Vice President—Finance from 2000 to 2008. Prior to joining Cascade in 2000, Mr. Pointer was a partner at PricewaterhouseCoopers LLP in Portland, Oregon.

Davide Roncari, Vice President—Europe (1)—Mr. Roncari, 37, was appointed Vice President—Europe in June 2008. He has held a number of management positions in Cascade’s European operations since 2003, including his most recent assignment as Director of Engineering—Europe and Director of Production for the Verona, Italy manufacturing operations.

Susan Chazin-Wright, Vice President—Human Resources (1)—Susan Chazin-Wright, 57, was appointed as Vice President–Human Resources in March 2008. Prior to joining Cascade, Ms. Wright served as Director of Human Resources at the Stanford Graduate School of Business and as Vice President of Corporate Services at Denso Corporation, a Toyota affiliate automotive component manufacturer.

John A. Cushing—Treasurer—Mr. Cushing, 49, has served as Treasurer since 2001. He previously was Assistant Treasurer from 1999 until 2001. Prior to joining Cascade in 1999, Mr. Cushing was Assistant Treasurer for Fred Meyer, Inc., a retail company in Portland, Oregon.

(1)—These individuals are considered executive officers of Cascade Corporation.

Item 1A.	Risk Factors

In addition to the other information contained in this Form 10-K, the following are certain risks that we believe should be considered carefully in evaluating Cascade’s business. Our business, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks. The risks summarized below do not represent an exhaustive list, and additional risks not presently known to us or that we currently consider immaterial may also impair our business and operations.

Economic or industry downturns

Our business has historically experienced periodic cyclical downturns generally consistent with economic cycles in the markets in which we operate. The level of sales of our products reflects to a significant extent the capital investment decisions of the customers who buy our products and the lift trucks and other vehicles on which our products are used. These customers have had a tendency to delay capital projects, including the purchase of new equipment or upgrades, during industry or general economic downturns. Past downturns have been characterized by diminished product demand, excess manufacturing capacity and erosion of gross profit and net income. Therefore, a significant downturn in the markets of our customers, including lift truck manufacturers and to a lesser extent construction equipment manufacturers, or in general economic conditions, such as the recent global economic recession, will result in a reduction in demand for our products and negatively affect our business.

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

Credit and Equity Markets

Our results of operations are materially affected by the conditions in the global economy. The recent global financial crisis has caused extreme volatility and disruptions in the capital and credit markets, principally in the U.S. and Europe. These conditions have decreased availability of liquidity and credit capacity for certain issuers and customers.

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

Our line of credit agreement requires us to achieve certain financial and operating results and maintain compliance with specified financial ratios as outlined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition and Liquidity.” During fiscal 2010, we renegotiated the terms of our line of credit due to significant restructuring charges incurred in Europe that would have put us in violation of debt covenant ratios. Failure to comply with the updated terms of our line of credit agreement could result in a default allowing our lenders to declare all borrowings under the line of credit to be immediately due and payable. This would require us to obtain additional financing or renegotiate the terms of our line of credit agreement again. The terms under which we could obtain new or revised financing would likely be less favorable and require higher interest rates, significant fees and tighter restrictions and covenants.

Economic, political and other risks associated with international operations

Foreign operations represent a significant portion of our business. We expect revenue from foreign markets to continue to represent a significant portion of our total sales. As noted in “Properties” (Item 2), we own or lease facilities in several foreign countries throughout the world. Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Accordingly, our future results could be harmed by a variety of factors, including:

•	Foreign currency exchange risks;

•	Difficulty in staffing and managing global operations;

•	Imposition of foreign exchange controls;

•	Changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets such as China;

•	Seizure of our property or assets by a foreign government;

•	Tariffs, quotas, other trade protection measures and import or export licensing requirements;

•	Restrictions on our ability to own or operate or repatriate profits from our subsidiaries, make investments or acquire new businesses in foreign jurisdictions;

•	Potentially negative consequences from changes in tax laws;

•	Differing labor regulations;

•	Requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	Civil unrest or war in any of the countries in which we operate;

•	Unexpected transportation delays or interruptions;

•	Difficulty in enforcement of contractual obligations governed by non-U.S. law and complying with multiple and potentially conflicting laws; and

•	Unexpected changes in regulatory requirements.

Foreign currency fluctuations

Changes in economic or political conditions globally and in any of the countries in which we operate could result in exchange rate movements, new currency or exchange controls or other restrictions being imposed on our operations.

Because our combined financial results are reported in U.S. dollars, translation of sales or earnings generated in other currencies into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings. In addition, our debt service requirements are primarily in U.S. dollars, even though a portion of our cash flow is generated in foreign currencies. Significant changes in the value of these foreign currencies relative to the U.S. dollar could have a material adverse effect on our financial condition.

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

In addition to currency translation risks, we incur currency transaction risk whenever we enter into a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot be assured we will be able to effectively manage our currency transaction and/or translation risks. We have purchased and may continue to purchase foreign currency hedging instruments protecting or offsetting positions in certain currencies to reduce the risk of adverse currency fluctuations. We only purchase these instruments to cover actual currency exposures. We have in the past experienced and expect to experience at times in the future an impact on earnings as a result of foreign currency exchange rate fluctuations.

Original equipment manufacturers sourcing practices

We sell approximately 42% of our products directly to OEMs, several of which are global manufacturers. The following actions taken by these OEMs could significantly affect our business:

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

Environmental compliance costs and liabilities

Our operations and properties are subject to stringent U.S. and foreign, federal, state and local laws and regulations relating to environmental protection. These laws and regulations govern the investigation and cleanup of contaminated properties as well as air emissions, water discharges, waste management and disposal and workplace health and safety. We can be held responsible under these laws and regulations whether or not the original actions were legal and whether or not we knew of, or were responsible for, the presence of such hazardous or toxic substances. We could be responsible for payment of the full amount of any liability, whether or not any other responsible party also is liable.

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

In prior years, we entered into settlement agreements with various environmental insurance providers with respect to litigation of claims under insurance policies issued by the providers to recover expenses incurred in connection with environmental and related proceedings. As a part of these settlement agreements, we released all of our rights to any future recovery under these policies.

Loss of senior management

The success of our business is dependent on our ability to attract and retain qualified personnel. Several members of our senior management team have been with us for over 20 years, including our President and Chief Operating Officer, who have each been with us for over 35 years. We may lose the services of key management personnel or fail to attract and develop additional personnel.

Reliance on customers

Approximately 58% of our products are sold to the end-user customer through OEDs. Therefore, a significant portion of our sales is dependent on the quality and effectiveness of these dealers, who are not subject to our control. In addition, under current economic conditions customers may experience difficulty in obtaining credit to fund purchases of our products.

Underfunded benefit plans

Our obligations under our postretirement benefit plan and certain foreign subsidiaries’ defined benefit pension plans are currently underfunded. At some time in the future we may have to make significant cash payments to fund these plans, which would reduce the cash available for our business.

As of January 31, 2010 our accumulated postretirement benefit obligation under our postretirement benefit plan, which is not funded, was $7.9 million. As of January 31, 2010, our projected benefit obligations under our defined benefit pension plans exceed the fair value of assets by $2 million. The underfunding in our defined benefit pension plans are impacted by fluctuations in the discount rate and financial markets that cause the valuation of assets to change. Also, the trustees of the UK defined benefit plan could decide to wind up the plan, which would cause us to be required to immediately fund the plan through a buyout of the obligation in full. We expect any required cash payments to our plans that are not fully funded will be made from future cash flows from operations. If our cash contributions are insufficient to adequately fund the plans to cover our future obligations, the performance of the pension plan assets do not meet our expectations or assumptions are modified, our contributions could be materially higher than we expect. This would reduce the cash available for our business. Changes in U.S. or foreign laws governing these plans could require us to make additional contributions and changes to generally accepted accounting principles in the United States could require the recording of additional costs related to these plans.

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

We own and lease various types of properties located throughout the world. Our corporate office is located in Fairview, Oregon. We generally consider the productive capacity of our manufacturing facilities to be adequate and suitable to meet our requirements. Our primary locations are presented below:

Location	Primary Activity	Approximate Square Footage	Status
NORTH AMERICA
Springfield, Ohio	Manufacturing	200,000	Owned
Fairview, Oregon	Manufacturing/Headquarters	155,000	Owned
Guelph, Ontario Canada	Manufacturing	125,000	Owned
Toronto, Ontario Canada	Manufacturing	73,000	Leased
Woodinville, Washington	Manufacturing	68,000	Leased
Warner Robins, Georgia	Manufacturing	65,000	Owned
Findlay, Ohio	Manufacturing	52,000	Owned
San Juan Capistrano, California	Manufacturing	9,000	Leased
EUROPE
Almere, The Netherlands*	Distribution	162,000	Owned
Schalksmuhle, Germany*	Distribution	81,000	Owned
Verona, Italy	Manufacturing	74,000	Leased
Manchester, England	Manufacturing	44,000	Owned
La Machine, France*	Vacant	37,000	Owned
Brescia, Italy	Manufacturing	19,000	Owned
Ancenis, France*	Distribution	12,000	Owned
Vaggeryd, Sweden	Sales	2,000	Leased
Epignay, France	Sales	2,000	Leased
Barcelona, Spain	Sales	1,000	Leased
Vantaa, Finland	Sales	500	Leased
ASIA PACIFIC
Brisbane, Australia	Manufacturing	46,000	Leased
Osaka, Japan	Sales/Distribution	24,000	Owned
Inchon, Korea	Manufacturing	12,000	Owned
Auckland, New Zealand	Sales/Distribution	9,000	Leased
Johannesburg, South Africa	Sales	9,000	Leased
Pune, India	Sales	120	Leased
CHINA
Xiamen, China	Manufacturing	189,000	Leased
Hebei, China	Manufacturing	88,000	Leased
Xiamen, China	Manufacturing	87,000	Leased
Hebei, China	Manufacturing	65,000	Leased

*—Location is currently available for sale.

Item 3.	Legal Proceedings

Neither Cascade nor any of our subsidiaries are involved in any material pending legal proceedings. We believe we are adequately insured against product liability, personal injury and property damage claims, which may occasionally arise.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 9, 2010, there were 159 shareholders of record of Cascade’s common stock including blocks of shares held by various depositories. It is our belief that when the shares held by the depositories are attributed to the beneficial owners, the total exceeds 2,000.

Performance Graph

The following graph compares the annual percentage change in the cumulative shareholder return on our common stock with the cumulative total return of the Russell 2000 Index and an industry group of peer companies, in each case assuming investment of $100 on January 31, 2005, and reinvestment of dividends. The stock price performance shown in the graph below is not necessarily indicative of future stock price performance. Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, the stock performance graph shall not be incorporated by reference into any such filings and shall not otherwise be deemed filed under such acts.

The peer group comprises the following companies: Actuant Corporation., Alamo Group Inc., Ampco-Pittsburgh Corporation, Astec Industries, Inc., Columbus-McKinnon Corporation, Gulf Island Fabrication, Inc., IDEX Corporation, Lindsay Manufacturing Company and Nordson Corporation.

Market Information

The high and low sales prices of our common stock based on intra-day prices on the New York Stock Exchange for each quarter during the last two fiscal years were as follows:

	Year ended January 31
	2010		2009
	High	Low	High	Low
First quarter	$26.38	$12.81	$54.87	$39.70
Second quarter	31.91	15.11	51.05	39.01
Third quarter	28.83	22.85	53.76	27.65
Fourth quarter	32.26	21.36	36.16	20.60

Dividends

The cash dividends declared during each quarter of the last two fiscal years were as follows:

	Year ended January 31
	2010	2009
First quarter	$0.05	$0.18
Second quarter	0.05	0.20
Third quarter	0.01	0.20
Fourth quarter	0.01	0.20

Total	$0.12	$0.78

Stock Exchange Listing and Transfer Agent

Cascade’s stock is traded on the New York Stock Exchange under the symbol CASC.

Cascade’s registrar and transfer agent is BNY Mellon Shareowner Services, P.O. Box 358015, Pittsburgh, P.A., 15252, (877) 268-3023.

Equity Compensation Plan Information

For information on our equity compensation plans, see Items 8 and 12 of this report.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and accompanying notes contained in Item 8 of this Form 10-K.

	Year Ended January 31
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts and employees)
Income statement data:
Net sales	$314,353	$534,172	$558,073	$478,850	$450,503
Operating income (loss)(1)	$(31,494)	$11,477	$95,613	$68,351	$63,894
Net income (loss)(2)	$(38,649)	$1,267	$60,147	$45,481	$42,051
Cash flow data:
Cash flows from operating activities	$45,413	$41,086	$53,326	$57,109	$50,425
Cash flows from investing activities	$(5,732)	$(16,134)	$(31,627)	$(33,582)	$(31,723)
Cash flows from financing activities	$(44,659)	$(20,382)	$(33,432)	$(22,153)	$(13,191)
Free cash flow(3)	$39,479	$24,377	$30,518	$39,031	$39,845
Stock information:
Basic earnings per share(2)	$(3.57)	$0.12	$5.08	$3.64	$3.40
Diluted earnings per share(2)	$(3.57)	$0.11	$4.88	$3.48	$3.27
Dividends declared	$0.12	$0.78	$0.70	$0.61	$0.54
Balance sheet information:
Cash and marketable securities	$20,201	$31,185	$21,223	$36,593	$58,497
Working capital(4)	$112,378	$161,718	$151,971	$113,130	$124,962
Property, plant and equipment, net	$73,408	$93,826	$98,350	$84,151	$75,374
Total assets	$341,931	$397,583	$462,500	$397,432	$361,283
Total debt	$59,416	$102,763	$110,716	$51,119	$29,922
Shareholders’ equity	$215,762	$236,967	$268,025	$271,636	$259,406
Other:
Capital expenditures	$5,934	$16,709	$22,808	$18,078	$10,580
Depreciation	$11,893	$13,801	$13,898	$13,753	$14,562
Amortization	$403	$2,519	$3,214	$1,472	$1,443
Share-based compensation expense(5)	$3,562	$4,421	$4,451	$4,033	$2,278
Interest expense, net of interest income	$1,561	$3,475	$3,315	$400	$1,762
Diluted weighted average shares outstanding	10,816	11,077	12,333	13,071	12,850
Number of employees	1,700	2,100	2,400	2,100	1,900

(1)	Amount includes $30,001 of restructuring costs in 2010, a $46,376 asset impairment charge in 2009 and a $15,977 insurance litigation recovery in 2008.

(2)	Amount includes an after-tax restructuring charge of $29,519 ($2.73 per diluted share) in 2010, an after-tax asset impairment charge in 2009 of $31,576 ($2.85 per diluted share) and an after-tax insurance litigation recovery in 2008 of $10,026 ($0.81 per diluted share).

(3)	A non-GAAP measure defined as cash flow from operating activities less capital expenditures. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about free cash flow.

(4)	Defined as current assets less current liabilities.

(5)	See Notes 2 and 13 to the Consolidated Financial Statements for additional information on share-based compensation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of certain significant factors that have affected our financial condition as of January 31, 2010, and the results of operations and cash flows for the fiscal years ended January 31, 2010, 2009 and 2008. This information should be read in conjunction with our consolidated financial statements and notes thereto under Item 8, “Financial Statements and Supplementary Data” of this report.

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

RECENT TRENDS AND DEVELOPMENTS AFFECTING OUR RESULTS

Global Economic Conditions

The financial and banking crisis that began in the third quarter of fiscal 2009 triggered a significant deterioration in global economic conditions, which included depressed demand for lift trucks and our products. Excluding the impact of foreign currencies, our consolidated net sales decreased 40% during fiscal 2010, while global lift truck shipments were down 42% compared to the prior year. During this very challenging global business environment, we initiated a major restructuring of our European operations and implemented a number of steps to control costs, while continuing to meet customer needs. We believe the steps we have taken will position us to emerge from this economic cycle a stronger company, enable us to take advantage of improved markets and increase our market share.

Towards the end of fiscal 2010, we started to see some more positive regional trends in the lift truck market which we believe could continue into 2011. Based on these trends, we believe the following:

•	North America—North America has begun to recover, however it will be at a slow, gradual pace over the upcoming year.

•	Europe—The decrease in European shipments has leveled off and will begin to see a gradual recovery during the next 18 months.

•	Asia Pacific—The Asia Pacific market will experience slow growth during fiscal 2011.

•	China—China will continue to grow at a rate that is comparable to the Chinese gross domestic product growth rate.

Europe Restructuring

During the past two fiscal years we have taken a number of steps to change the structure of our European business and improve operational efficiencies with the goal of achieving a sustainable level of operating income. These steps have included closing production facilities in Germany, The Netherlands and France, changes in management personnel, other workforce reductions within Europe and movement of certain production activities to Italy. We have incurred $32.5 million of European restructuring costs over the past two years. We believe we have been able to continue to serve our customers needs during this transition period despite operational disruption due to the restructuring effort.

We will continue to review our existing production capacity and look for further opportunities to improve our European operations. At this time, however, we do not anticipate incurring any significant European restructuring costs during fiscal 2011 and believe that over the long-term our objective of sustained profitability in Europe will be met.

COMPARISON OF FISCAL 2010 AND FISCAL 2009

Executive Summary

	Year Ended January 31		Change	Change %
	2010	2009
	(In thousands except per share amounts)
Net sales	$314,353	$534,172	$(219,819)	(41)%
Operating income (loss)	$(31,494)	$11,477	$(42,971)	(374)%
Income (loss) before taxes	$(33,498)	$4,391	$(37,889)	(863)%
Provision for income taxes	$5,151	$3,124	$2,027	65%
Effective tax rate	(15)%	71%	—	—
Net income (loss)	$(38,649)	$1,267	$(39,916)	—
Diluted earnings (loss) per share	$(3.57)	$0.11	$(3.68)	—

The following is an overview of fiscal 2010. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Consolidated net sales decreased 40% as a result of the general economic downturn and a weak lift truck market. Global lift truck shipments were down 42% compared to the prior year. We have found that lift truck industry statistics provide a strong indication of the direction of our business activity. However, changes in our net sales do not correspond directly to the percentage changes in lift truck shipments or orders.

•

Our consolidated gross profit percentage decreased from 28% to 23%, primarily as a result of operational costs associated with our European restructuring and unabsorbed fixed and variable costs due to lower sales volumes, particularly in Europe and North America.

•	We incurred restructuring costs of $30 million, primarily related to shutting down production activities at our facilities located in France, Germany and The Netherlands.

•	We paid down outstanding debt by $43.3 million during 2010 using cash flow from operations.

•

The income tax expense in fiscal 2010 is a result of taxes due in countries where we are generating income and taxes on foreign dividends related to the repatriation of cash to the U.S. We are currently unable to realize a tax benefit in several European countries where we have incurred losses.

•	During fiscal 2009, we recognized a $46.4 million asset impairment charge for goodwill and intangible assets associated with our construction attachment business.

North America

	Year Ended January 31				Change	Change %
	2010	%	2009	%
	(In thousands)
Net sales	$154,654	91%	$257,077	90%	$(102,423)	(40)%
Transfers between areas	15,086	9%	29,083	10%	(13,997)	(48)%

Net sales and transfers	169,740	100%	286,160	100%	(116,420)	(41)%

Cost of goods sold	120,933	71%	198,236	69%	(77,303)	(39)%

Gross profit	48,807	29%	87,924	31%	(39,117)	(44)%

Selling and administrative	39,802	24%	45,451	16%	(5,649)	(12)%
Environmental	1,255	1%	—	—	1,255	—
Loss on disposition of assets, net	3	—	178	—	(175)	—
Amortization	191	—	2,221	1%	(2,030)	(91)%
Asset impairment charge	—	—	46,376	16%	(46,376)	—

Operating income (loss)	$7,556	4%	$(6,302)	(2)%	$13,858	220%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$(101,744)	(40)%
Foreign currency change	(679)	—

Total	$(102,423)	(40)%

The following summarizes financial results for North America for fiscal 2010. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales decreased 40% primarily due to lower sales volumes as a result of the general economic downturn and a weak lift truck market. Lift truck industry shipments decreased 43% compared to the prior year.

•	Shipments of product to other Cascade locations decreased 48% during fiscal 2010 due to lower global customer demand and efforts to reduce inventory.

•

Our gross profit percentage decreased in the current year due to significantly lower sales volumes which resulted in unabsorbed fixed and variable costs. This was offset by a favorable product mix during the current year and a reduction of overhead costs as a result of headcount reductions and other cost cutting measures. All of our facilities in North America operated at reduced work schedules during fiscal 2010.

•	Selling and administrative costs decreased 12% due to lower personnel and other general costs.

•

During fiscal 2010, we recorded a $1.3 million environmental charge primarily related to our Springfield, Ohio location. This expense was the result of formalizing a revised remediation plan with the Ohio Environmental Protection Agency, which will require additional cleanup activities related to groundwater contamination.

•	During fiscal 2009, we recognized a $46.4 million asset impairment charge for goodwill and intangible assets associated with our construction attachment business.

Europe

	Year Ended January 31
	2010	%	2009	%	Change	Change %
	(In thousands)
Net sales	$81,068	96%	$167,955	99%	$(86,887)	(52)%
Transfers between areas	3,648	4%	1,686	1%	1,962	116%

Net sales and transfers	84,716	100%	169,641	100%	(84,925)	(50)%

Cost of goods sold	90,021	106%	144,388	85%	(54,367)	(38)%

Gross profit (loss)	(5,305)	(6)%	25,253	15%	(30,558)	(121)%

Selling and administrative	19,424	23%	26,148	15%	(6,724)	(26)%
Loss on disposition of assets, net	59	—	108	—	(49)	(45)%
Amortization	212	—	298	—	(86)	(29)%
Restructuring costs	30,001	36%	2,544	2%	27,457	—

Operating loss	$(55,001)	(65)%	$(3,845)	(2)%	$(51,156)	—

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$(82,173)	(49)%
Foreign currency change	(4,714)	(3)%

Total	$(86,887)	(52)%

The following summarizes financial results for Europe for fiscal 2010. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales decreased 49% primarily due to lower sales volumes as a result of the general economic downturn and a weak lift truck market. Lift truck industry shipments decreased 58% during 2010 as the economic recession had a more significant impact on European economies.

•

Our gross profit percentage decreased due to costs associated with our European restructuring effort, including considerable operational disruption costs and inventory writeoffs. In addition, significantly lower sales volumes resulted in unabsorbed overhead costs, as all facilities operated under reduced work schedules during fiscal 2010.

•

Selling and administrative costs decreased 22% primarily due to lower personnel costs, as a result of headcount reductions made during our European restructuring activities. Marketing, selling and travel costs were also lower.

•

Restructuring costs of $30 million were primarily a result of closing production activities at our facilities in Germany ($10.9 million), The Netherlands ($13.2 million) and France ($5.3 million). These costs included severance costs of $17.3 million, fixed asset write downs of $9 million, costs for movement of equipment and facility shutdowns of $2.6 million and other restructuring costs of $1.1 million.

Asia Pacific

	Year Ended January 31				Change	Change %
	2010	%	2009	%
	(In thousands)
Net sales	$44,102	100%	$68,466	99%	$(24,364)	(36)%
Transfers between areas	147	—	355	1%	(208)	(59)%

Net sales and transfers	44,249	100%	68,821	100%	(24,572)	(36)%

Cost of goods sold	32,972	74%	52,458	76%	(19,486)	(37)%

Gross profit	11,277	26%	16,363	24%	(5,086)	(31)%

Selling and administrative	7,485	17%	9,040	13%	(1,555)	(17)%
Loss on disposition of assets, net	2	—	47	—	(45)	—

Operating income	$3,790	9%	$7,276	11%	$(3,486)	(48)%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$(23,734)	(35)%
Foreign currency change	(630)	(1)%

Total	$(24,364)	(36)%

The following summarizes the financial results for Asia Pacific for fiscal 2010. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales decreased 35% primarily due to lower sales volumes as a result of the general economic downturn and a weak lift truck market. Lift truck industry shipments decreased 43% during the current year.

•	Our gross profit percentage increased due to changes in product mix and fluctuations in foreign currency rates primarily in Australia and Korea.

•	Selling and administrative costs decreased 17% due to lower personnel, sales and other general costs.

China

	Year Ended January 31				Change	Change %
	2010	%	2009	%
	(In thousands)
Net sales	$34,529	77%	$40,674	64%	$(6,145)	(15)%
Transfers between areas	10,549	23%	23,219	36%	(12,670)	(55)%

Net sales and transfers	45,078	100%	63,893	100%	(18,815)	(29)%

Cost of goods sold	28,787	64%	44,885	70%	(16,098)	(36)%

Gross profit	16,291	36%	19,008	30%	(2,717)	(14)%

Selling and administrative	4,096	9%	4,590	8%	(494)	(11)%
Loss on disposition of assets, net	34	—	70	—	(36)	(51)%

Operating income	$12,161	27%	$14,348	22%	$(2,187)	(15)%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$(6,584)	(16)%
Foreign currency change	439	1%

Total	$(6,145)	(15)%

The following summarizes the financial results for China for fiscal 2010. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales decreased 16% primarily due to lower sales volumes as a result of the general economic downturn and a weak export lift truck market. Lift truck industry shipments within China increased 5% during the current year but export shipments decreased 65%. The Chinese market was significantly impacted by the global economic downturn in the first quarter of fiscal 2010. Overall the Chinese market recovered during the last three quarters.

•	Transfers to other Cascade locations decreased 55% due to lower customer demand in Europe and Asia Pacific and efforts to reduce inventory.

•	Our gross profit percentage increased due to changes in product mix and fewer intercompany transfers, which carry lower gross margins.

•	Selling and administrative costs decreased 12% due to lower personnel and other general costs.

Non-Operating Items

The following are financial highlights for non-operating items during fiscal 2010:

•

Interest expense decreased $2.2 million during fiscal 2010 as a result of lower interest rates and our efforts to pay down debt. During fiscal 2010 we reduced our outstanding debt by 42% or $43.3 million.

•

Foreign currency losses decreased $3.2 million during the current year as a result of more stable foreign currency rates and changes in our practices for managing foreign currencies put in place during the year.

•

The effective tax rate for fiscal 2010 was negative 15% compared to 71% for fiscal 2009. The current year income tax expense was a result of taxes due in countries where we are generating income and taxes on foreign dividends related to the repatriation of cash to the U.S. We are currently unable to realize a tax benefit in several European countries where we have incurred losses. During 2009, the high tax rate was attributable to a low level of net income as a result of impairments of intangible assets and goodwill that were not deductible for tax purposes.

Lift Truck Market Outlook

The uncertain duration of the current recession makes it very difficult to estimate the effect on the global lift truck market in the future. A summary of regional lift truck market trends can be found under “Recent Trends and Developments Affecting Our Results.”

Additional information on lift truck industry trends can be found at www.cascorp.com/investor/industrytrends. This website address is intended to provide an inactive, textual reference only. The information at this website is not part of this Form 10-K and is not incorporated by reference.

Fourth Quarter Results (2010/2009)

	Three Months Ended January 31				Change	Change %
	2010	%	2009	%
	(In thousands)
Net sales	$80,572	100%	$95,068	100%	$(14,496)	(15)%
Cost of goods sold	62,179	77%	72,122	76%	(9,943)	(14)%

Gross profit	18,393	23%	22,946	24%	(4,553)	(20)%

Selling and administrative expenses	17,836	22%	17,614	19%	222	1%
Environmental	1,255	2%	—	—	1,255	—
Loss on disposition of assets	8	—	236	—	(228)	(97)%
Amortization	47	—	518	—	(471)	(91)%
Asset impairment charge	—	—	46,376	49%	(46,376)	—
European restructuring costs	12,121	15%	806	1%	11,315	—

Operating loss	(12,874)	(16)%	(42,604)	(45)%	29,730	(70)%
Interest expense, net	421	1%	399	—	22	6%
Foreign currency losses, net	159	—	1,239	2%	(1,080)	(87)%

Loss before taxes	(13,454)	(17)%	(44,242)	(47)%	30,788	(70)%
Provision for (benefit from) taxes	976	1%	(13,741)	(15)%	14,717	(107)%

Net loss	$(14,430)	(18)%	$(30,501)	(32)%	$16,071	(53)%

Diluted loss per share	$(1.33)		$(2.82)

Operating income (loss) by region:
North America	$1,403		$(41,827)		$43,230	(103)%
Europe	(18,750)		(3,439)		(15,311)	(445)%
Asia Pacific	701		1,065		(364)	(34)%
China	3,772		1,597		2,175	136%

	$(12,874)		$(42,604)		$29,730	(70)%

The following summarizes the financial results from the fourth quarter of fiscal 2010. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Consolidated net sales decreased 19% as a result of the general economic downturn and a weak lift truck market. Global lift truck shipments were down 25% compared to the prior year.

•

Our consolidated gross profit percentage decreased primarily as a result of operational costs associated with our European restructuring, including considerable operational disruption costs and inventory writeoffs. This decrease was offset by a favorable product mix in the current year and a reduction of overhead costs as a result of headcount reductions and other cost cutting measures implemented during fiscal 2010.

•	We incurred restructuring costs of $12.1 million, primarily related to shutting down production at our fork facility in Hagen, Germany.

•	Selling and administrative expenses decreased 4%, due to lower personnel and other general costs.

•

During fiscal 2010, we recorded a $1.3 million environmental charge primarily related to our Springfield, Ohio location. This expense was the result of formalizing a revised remediation plan with the Ohio Environmental Protection Agency, which will require additional cleanup activities related to groundwater contamination.

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

COMPARISON OF FISCAL 2009 AND FISCAL 2008

Executive Summary

	Year Ended January 31		Change	Change %
	2009	2008
	(In thousands except per share amounts)
Net sales	$534,172	$558,073	$(23,901)	(4)%
Operating income	$11,477	$95,613	$(84,136)	(88)%
Net income	$1,267	$60,147	$(58,880)	(98)%
Diluted earnings per share	$0.11	$4.88	$(4.77)	(98)%

The following is an overview of fiscal 2009. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	During fiscal 2009 net sales were down 6%. Global lift truck shipments were flat compared to fiscal 2008.

•

During fiscal 2009, gross profit percentages decreased in all geographic regions as a result of lower sales volumes and material price increases. Our consolidated gross profit percentage decreased to 28% in fiscal 2009 from 31% in fiscal 2008.

•

During the fourth quarter of fiscal 2009 we recognized a $46.4 million asset impairment charge for goodwill and intangible assets associated with our construction attachment business, which decreased net income $31.6 million.

•	During the first quarter of fiscal 2008 we settled an insurance litigation matter which accounted for a $16 million increase to operating income and a $10 million increase to net income.

North America

	Year Ended January 31				Change	Change %
	2009	%	2008	%
	(In thousands)
Net sales	$257,077	90%	$286,832	90%	$(29,755)	(10)%
Transfers between areas	29,083	10%	33,118	10%	(4,035)	(12)%

Net sales and transfers	286,160	100%	319,950	100%	(33,790)	(11)%
Cost of goods sold	198,236	69%	210,118	66%	(11,882)	(6)%

Gross profit	87,924	31%	109,832	34%	(21,908)	(20)%
Selling and administrative	45,451	16%	51,020	16%	(5,569)	(11)%
Loss (gain) on disposition of assets, net	178	—	(1,135)	(1)%	1,313	—
Amortization	2,221	1%	2,482	1%	(261)	(11)%
Insurance litigation recovery, net	—	—	(15,977)	(5)%	15,977	—
Asset impairment	46,376	16%	—	—	46,376	—

Operating income (loss)	$(6,302)	(2)%	$73,442	23%	$(79,744)	(109)%

Details of the change in net sales compared to fiscal 2008 are as follows (in thousands):

	Amount	Change %
Net sales change	$(29,354)	(10)%
Foreign currency change	(401)	(0)%

Total	$(29,755)	(10)%

The following summarizes financial results for North America for fiscal 2009. All percentage comparisons to fiscal 2008 exclude the impact of foreign currencies:

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

•

Our gross profit percentage decreased 3% during fiscal 2009 due to higher material costs, changes in product mix, lower production volumes, new product introduction costs and other cost increases, which were partially offset by sales price increases. Our gross profit percentage was consistent each quarter during fiscal 2009.

•	Selling and administrative costs decreased 11% during fiscal 2009 due to a reduction in personnel and consulting costs combined with significant discretionary spending reductions in other areas.

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

Details of the change in net sales compared to fiscal 2008 are as follows (in thousands):

	Amount	Change %
Net sales change	$(8,249)	(5)%
Foreign currency change	4,769	3%

Total	$(3,480)	(2)%

The following summarizes financial results for Europe for fiscal 2009. All percentage comparisons to fiscal 2008 exclude the impact of foreign currencies:

•

During fiscal 2009 net sales decreased 5%, primarily as a result of weakening economic conditions in the fourth quarter. Although lift truck industry shipments for the year increased 1%, European lift truck shipments for the fourth quarter 2009 were down 27%.

•

Our fiscal 2009 gross profit percentage decreased 1%, primarily due to increased material costs, which have been mitigated in part by sales price increases and more efficient manufacturing as a result of cost reductions.

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

Details of the change in net sales compared to fiscal 2008 are as follows (in thousands):

	Amount	Change %
Net sales change	$8,180	14%
Foreign currency change	510	1%

Total	$8,690	15%

The following summarizes the financial results for Asia Pacific for fiscal 2009. All percentage comparisons to fiscal 2008 exclude the impact of foreign currencies:

•

Net sales increased 14% due to higher shipping volumes as a result of strong business activity in the region. Lift truck industry shipments for the year increased 3%. However, Asia Pacific lift truck shipments for the fourth quarter 2009 were down 20%.

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

Details of the change in net sales compared to fiscal 2008 are as follows (in thousands):

	Amount	Change %
Net sales change	$(2,764)	(7)%
Foreign currency change	3,408	9%

Total	$644	2%

The following summarizes the financial results for China for fiscal 2009. All percentage comparisons to fiscal 2008 exclude the impact of foreign currencies:

•

During fiscal 2009 net sales decreased 7% due to a general slowdown in the Chinese economy during the fourth quarter, which included a decline in the lift truck industry. Lift truck industry shipments for the year decreased 4%. China lift truck shipments for the fourth quarter 2009 were down 45%.

•	Transfers to other Cascade geographic areas increased during fiscal 2009 due to the export of products to Europe and Asia Pacific.

•

The fiscal 2009 gross profit percentage decreased 2% due to material cost increases, changes in product mix and higher intercompany transfers, which carry lower gross margins. Price increases implemented during fiscal 2009 helped to mitigate these factors to some extent.

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

•

The effective tax rate for fiscal 2009 was 71% compared to 34% in fiscal 2008. The increase is primarily attributable to a low level of net income for fiscal 2009 as a result of impairments of intangible assets and goodwill that are not deductible for tax purposes, offset in part by benefits from foreign tax credits.

CASH FLOWS

Free Cash Flow

Free cash flow, a non-GAAP measure, is defined as cash flow from operating activities less capital expenditures. Free cash flow is considered a liquidity measure and provides useful information to management and investors about the amount of cash generated after capital expenditures, which can then be used for strategic opportunities including, among others, investing in our business, making strategic acquisitions and strengthening our balance sheet. A limitation of free cash flow is that it does not represent the total increase or decrease in the cash balance for the period.

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

	Year Ended January 31
	2010	2009	2008	2007	2006
	(In thousands)
Cash flow from operating activities	$45,413	$41,086	$53,326	$57,109	$50,425
Capital expenditures	(5,934)	(16,709)	(22,808)	(18,078)	(10,580)

Free cash flow	$39,479	$24,377	$30,518	$39,031	$39,845

Statements of Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the three years ended January 31, 2010 by classifying transactions into three major categories of activities: operating, investing and financing.

Our overall balance of cash and cash equivalents was $20 million at January 31, 2010 including a balance of $12 million in China. Legal restrictions and tax consequences in certain jurisdictions can limit our ability to repatriate cash to the United States. Certain transactions could result in negative tax consequences.

The following table presents net changes in cash and cash equivalents for the three years ended January 31, 2010.

	Year Ended January 31
	2010	2009	2008
	(In thousands)
Operating activities	$45,413	$41,086	$53,326
Investing activities	(5,732)	(16,134)	(31,627)
Financing activities	(44,659)	(20,382)	(33,432)
Effect of exchange rate changes	(6,006)	5,392	(3,637)

Net change in cash	$(10,984)	$9,962	$(15,370)

Operating

Our primary source of liquidity is cash generated from operating activities which is measured as net income or loss adjusted for changes in working capital and non-cash operating items such as depreciation, amortization and share-based compensation.

The following are operating activity highlights for fiscal 2010:

•	Net cash provided by operating activities increased from $41.1 million in fiscal 2009 to $45.4 million in fiscal 2010.

•	The net loss in fiscal 2010 was a result of significantly lower sales volumes, lower gross margins and restructuring charges.

•

Inventories decreased $34.1 million during fiscal 2010 compared to an increase of $16 million in fiscal 2009. During fiscal 2010, we limited purchases of materials, focused on lowering inventory quantities and wrote off inventory as a result of our European restructuring plan.

•

During fiscal 2010, accounts receivable decreased $18.2 million compared to a decrease of $21.4 million in fiscal 2009. The decrease in accounts receivable during fiscal 2010 is primarily a result of lower sales.

The following are operating activity highlights for fiscal 2009:

•	Net cash provided by operating activities decreased $12.3 million during fiscal 2009 compared to fiscal 2008.

•	Lower net income in fiscal 2009, as a result of lower sales and gross profit along with the insurance settlement recognized in fiscal 2008, were the primary reasons for the decrease.

•	During fiscal 2009, accounts receivable decreased $21.4 million compared to an increase of $9.8 million during fiscal 2008. The decrease in fiscal 2009 is primarily due to lower sales.

•

Inventories increased during fiscal 2009 by $16 million, compared with $19.5 million in fiscal 2008. Overall our inventory in fiscal 2009 has continued to increase primarily as a result of increasing material costs, additional inventories of product produced in China and additional material purchases made in advance of price increases.

•

During fiscal 2009, accounts payable decreased $13.8 million compared to an increase of $3.7 million in fiscal 2008. The decrease in fiscal 2009 is due to decreased product demand and the elimination of most advance purchases of inventory.

Investing

During the three years ended January 31, 2010, our investing activities consisted primarily of capital expenditures and business acquisitions.

Capital expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Capital expenditures by geographic segment were as follows (in thousands):

	Year Ended January 31
	2010	2009	2008
	(In thousands)
North America	$1,878	$6,646	$7,986
Europe	2,678	4,415	4,439
Asia Pacific	581	2,796	5,302
China	797	2,852	5,081

	$5,934	$16,709	$22,808

The following are capital expenditures highlights during the three years ended January 31, 2010:

•

Overall capital expenditures decreased $10.8 million during fiscal 2010 as we limited spending to only critical projects. Capital expenditures in Europe during fiscal 2010 were needed to reallocate production capacity in Europe.

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

We completed the following acquisitions during the three years ended January 31, 2010:

•

During fiscal 2008, we purchased American Compaction Equipment, Inc, a manufacturer of construction attachments located in San Juan Capistrano, California. The total purchase price was approximately $11.5 million, net of assumed liabilities.

Financing

The following were major financing activities during the three years ended January 31, 2010:

•

Net borrowings against our line of credit were $53 million, $96 million and $104 million as of January 31, 2010, 2009, and 2008 respectively. The decrease in our line of credit borrowing in fiscal 2010 is a result of our focus to pay down debt with available cash.

•

We declared dividends of $0.12, $0.78 and $0.70 per share in fiscal 2010, 2009, and 2008, respectively. The reduction in dividends in fiscal 2010 is due to our focus to pay down outstanding debt to maintain compliance with debt covenants.

•

The issuance of common stock related to the exercise of share-based awards generated $130,000 and $3.8 million of cash in fiscal 2009 and 2008, respectively. We did not receive any cash from the exercise of share-based awards during fiscal 2010.

FINANCIAL CONDITION AND LIQUIDITY

The following are highlights regarding our financial condition and liquidity for fiscal 2010:

•

Our working capital, defined as current assets less current liabilities, decreased from $161.7 million at January 31, 2009 to $112.4 million at January 31, 2010. Our current ratio decreased from 4.7 to 1 at January 31, 2009 to 3.3 to 1 at January 31, 2010. The decreases are primarily due to using cash, generated by the reduction of accounts receivable and inventory, to pay down long-term debt.

•

Total outstanding debt, including notes payable to banks, decreased from $102.8 million at January 31, 2009 to $59.4 million at January 31, 2010. We utilized cash from operations to pay down long-term debt.

In July 2009, we entered into an amendment of our loan agreement with Bank of America and Union Bank. The loan amendment, which in addition to modifying the debt covenant ratios themselves, allowed us to exclude cash restructuring costs and lowered the maintenance capital asset expenditures deducted when calculating the ratios, provided us with flexibility to pursue our European restructuring activities without violating our loan covenants.

The following are the major changes made with the loan agreement amendment:

•

Decreased the aggregate amount that may be borrowed under the loan agreement from $144 million to $115 million, but provides that the amount may be increased up to $145 million, subject to the agreement of the lenders.

•	Granted the lenders a security interest in substantially all of our assets.

•	Increased the interest rate on the loan to rates ranging from 1.5% to 3.0% over LIBOR depending on our consolidated leverage ratio.

•	Modified certain loan covenants, including the consolidated leverage ratio and consolidated fixed charge coverage ratio, which we are required to maintain.

The following are details on our two debt covenant ratios, which are calculated quarterly, based on actual results from the previous twelve months:

Fixed charge coverage ratio—requires earnings before interest, taxes, depreciation, amortization and other non-cash charges (EBITDA), reduced for cash taxes paid, $8 million of maintenance capital expenditures and cash dividends, to be 1.15 times interest charges paid in cash plus required principal payments for the rolling four fiscal quarters through January 31, 2010, be 1.25 times from January 31, 2010 to July 30, 2010 and 1.5 times from July 30, 2010 onward. The actual fixed charge coverage ratio at January 31, 2010 was 2.71.

Leverage ratio—requires outstanding debt and letters of credit to be less than 4.0 times EBITDA through April 29, 2010, less than 3.5 times EBITDA from April 30, 2010 through July 30, 2010 and less than 3.0 times EBITDA from July 31, 2010 onward. The actual leverage ratio at January 31, 2010 was 3.09.

We were in compliance with our debt covenants at January 31, 2010.

As of January 31, 2010, outstanding borrowings under this line of credit totaled $52.5 million and an additional $1.7 million was used to issue letters of credit. The maximum amount that may be borrowed under this line of credit at January 31, 2010, based on our leverage ratio was $79.1 million, thus resulting in available borrowings of $24.9 million. No principal payments are required until December 2011. The interest rate on the line of credit, which was based on LIBOR plus a margin of 2.5% at January 31, 2010 was 2.8%.

We have various notes payable to banks, totaling $2.9 million at January 31, 2010. Average interest rates on these notes were 5.7% at January 31, 2010 and 2.6% at January 31, 2009.

We believe our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditure and debt requirements for the next twelve months. We would pursue other options in the event additional liquidity is needed due to a prolonged downturn in our industry. We expect that any outstanding borrowing under our line of credit at the date of maturity will be refinanced.

OTHER MATTERS

Defined Benefit Pension Plans

We maintain defined benefit pension plans in England and France covering certain present and former employees. We calculate the liability and net periodic pension costs related to our defined benefit plans on an annual basis. The following are highlights of these defined benefit pension plans:

•

Our projected benefit obligation for defined benefit pension plans was $8.7 million at January 31, 2010 compared to $6.2 million as of January 31, 2009. The increase is the result of a lower discount rate at January 31, 2010.

•

The unfunded pension liability, net of plan assets, was $2 million and $1 million as of January 31, 2010 and 2009, respectively. The change is a result of increased obligations, partially offset by an increase in the value of plan assets.

•

The allocation of assets in our pension plan in England at January 31, 2010 is comprised of equities (48%), debt (44%), cash (3%) and real estate (5%). Equity includes domestic and international equity securities, such as common, preferred or other capital stock, as well as mutual funds. Debt includes domestic and international debt securities, such as U.S. and other foreign government securities, corporate bonds and commercial paper.

•	Our expected cash contribution to fund the pension plan in England in fiscal 2011 is $352,000.

Postretirement Health Care Plan

We maintain a postretirement health care benefit plan in the United States that provides health care coverage for approximately 150 eligible retirees and qualifying dependents. Another 100 current employees, all over 55 years of age, will be eligible to participate upon retirement. No additional employees will be eligible to participate in the plan. We calculate the liability and net periodic cost related to this health care plan on an annual basis. The following are highlights of the postretirement plan:

•	The postretirement plan is currently unfunded with an accumulated postretirement benefit obligation of $7.9 and $7.1 million at January 31, 2010 and 2009, respectively.

•

Due to the continued trend of increasing health care costs, the overall cost of the plan may continue to rise in future years. We will continue to investigate various options to mitigate future cost increases.

•

We currently fund this plan on a pay-as-you-go basis. Annual cash contributions represent gross benefit payments less required retiree contributions and the medicare subsidy. Our expected cash contribution in fiscal 2011 is $436,000.

Environmental Matters

We are engaged in ongoing environmental remediation efforts at our Fairview, Oregon and Springfield, Ohio manufacturing facilities. Current estimates provide for some level of remediation activities at both facilities through 2019. Costs of certain remediation activities at the Fairview facility are shared with The Boeing Company, with Cascade paying 70% of actual remediation costs. The following are highlights of environmental matters:

•

During fiscal 2010 we recorded a $1.3 million environmental charge primarily related to our Springfield, Ohio location. This expense is a result of formalizing a revised remediation plan with the Ohio Environmental Protection Agency, which will require additional cleanup activities related to groundwater contamination.

•

The environmental liability is $5.1 million and $4.6 million as of January 31, 2010 and 2009, respectively. The liability increase was primarily a result of the Springfield accrual less payments made during fiscal 2010 for activities at both the Fairview and Springfield sites.

•	We expect our cash payments for environmental matters during fiscal 2011 to be approximately $1 million.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of January 31, 2010:

	Payment due by fiscal year
	Total	2011	2012 - 2013	2014 - 2015	After 2015
	(In thousands)
Notes payable to banks	$2,927	$2,927	$—	$—	$—
Long-term debt	56,489	499	53,498	998	1,494
Estimated interest payments(1)	3,184	1,642	1,391	96	55
Operating leases	6,094	2,655	2,324	1,115	—
Environmental payments	5,126	965	1,825	1,038	1,298
Defined benefit pension obligations(2)	8,710	670	1,179	1,220	5,641
Postretirement benefit obligation(3)	7,871	436	947	1,107	5,381

Total(4)	$90,401	$9,794	$61,164	$5,574	$13,869

(1)	Interest payments on the line of credit are calculated using an interest rate of 2.8% and an outstanding debt balance as of January 31, 2010 through the maturity date. Interest payments on the note payable in Japan are calculated using an interest rate of 2.39% and assumes monthly principal payments through fiscal 2018. Interest payments on notes payable to banks are calculated using an average interest rate of 5.69% at January 31, 2010.

(2)	Represents committed and current minimum funding requirements for all plans. The total payments due in the future may vary from these estimates based on actual returns on plan assets, changes in assumptions, plan modifications and actuarial gains and losses.

(3)	Payments represent gross benefit payments less required retiree contributions and the Medicare subsidy. The total payments due in the future may vary from these estimates based on changes in assumptions, plan modifications and actuarial gains and losses.

(4)	Liabilities for uncertain tax positions have been omitted as amounts are immaterial.

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

Inventory Reserves

Inventories are stated at the lower of cost or market. We maintain reserves to write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value, less costs to sell, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write downs may be required, which would result in cost of goods sold in the consolidated statements of income being greater than expected in the period in which more information becomes available.

Impairment of Long-Lived Assets

Long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the assets and eventual disposition in comparison with the carrying value. An estimate of future sales, gross margins and selling and administrative expenses are used to calculate future cash flows. The fair value of each asset is calculated using a cash flow methodology based on these assumptions. An impairment of a long-lived asset exists when the carrying value of an asset exceeds its fair value.

During fiscal 2010 we recorded $9 million of fixed asset write downs related to our European restructuring activities. See “Impairment of Goodwill” below for details relating to our goodwill and intangible asset impairment charge recorded during fiscal 2009.

Impairment of Goodwill

Goodwill represents the excess of the cost of acquired businesses over the fair value of the net identifiable assets acquired. Goodwill is allocated based on the acquisition cost of a component within a reporting unit. Once allocated to a reporting unit, we do not make any adjustments to the manner in which that goodwill is allocated.

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

Our goodwill impairment assessment is performed at the reporting unit level. We define our reporting units as either operating segments or components, which are one level below an operating segment. Components of an operating segment are businesses where financial information is available and regularly reviewed by our management. Where appropriate, we aggregated components that have similar economic characteristics into a single reporting unit.

We define our operating segments to be North America, Europe, Asia Pacific and China and define our reporting units for purposes of our goodwill impairment assessment to be North America Non-Construction, North America Construction, Europe and Australia. There is no goodwill in China or in the other components comprising our Asia Pacific operating segment, therefore these are not included as reporting units in our goodwill impairment assessment.

The chart below outlines the relationship between our operating segments and goodwill reporting units:

Business	Operating Segment	Goodwill Reporting Unit
North America	X
Non-Construction		X
Construction		X
Europe	X	X
Asia Pacific	X
Australia		X
Other		N/A
China	X	N/A

N/A—location does not have recorded goodwill.

Our impairment review is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount. If the fair value is greater than the carrying amount, there is no goodwill impairment and the second step in the impairment review is not performed. If the carrying amount of the reporting unit is greater than the fair value, the second step of the impairment test is necessary. The second step compares the implied fair value with the carrying value of the reporting unit’s goodwill. If the reporting unit’s goodwill carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. However, the impairment loss can not exceed the carrying amount of the goodwill.

The first step of our goodwill impairment review utilizes a discounted projected cash flow model that uses estimates of future sales, sales growth rates, gross profits, expense and capital expenditure levels, a discount rate and estimated terminal values to determine the reporting unit fair value. We use a weighted average cost of capital (WACC), which is the expected rate of return based on an industry specific debt and equity capital structure and cost of debt, adjusted for geographic and company size specific factors, to discount future cash flows. The WACC can vary by reporting unit. WACC used in our impairment test at January 31, 2010 ranged from 13.3% to 16.5%.

After completing step one of our goodwill impairment review, as of January 31, 2010, we concluded that all reporting units with goodwill pass step one. As such, step two was not necessary.

Changes in certain economic and market factors could trigger an impairment review at an interim date outside of the annual review. If actual results are not consistent with our goodwill impairment review assumptions and judgments, we could be exposed to a material impairment charge on a portion or all of the $84.1 million of goodwill recorded on our consolidated balance sheet at January 31, 2010.

During fiscal 2009, we determined that the carrying value of goodwill and long-lived assets in our North American construction business exceeded the estimated fair value, resulting in a $46.4 million impairment charge. All of the goodwill related to our construction business was written off. The components of the impairment charge include the following (in thousands):

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

The assumed rate of return on plan assets for our defined benefit plans is evaluated on an annual basis. We select the assumed rate of return based on information considering historical returns, our current and target asset allocation and the expected returns by asset class. We believe this assumption is reasonable given the asset composition and long-term historic trends. Our discount rate reflects the rate at which the pension benefits could be effectively settled. We decreased our discount rate assumption to determine the January 31, 2010 liability to 5.5% from 7.0% at January 31, 2009 due to market decreases in interest rates during the year. Our most significant defined benefit plan is in England so interest rates on high-quality corporate bonds in that market have more influence on the overall discount rate.

Our discount rate, used to determine the liability for our postretirement plan, decreased to 5.75% at January 31, 2010 from the discount rate of 6.5% at January 31, 2009. We determine our discount rate using a “yield curve expected benefit payment” methodology. This methodology uses individual curve rates to discount each future year’s expected plan benefit payments. We select our health care cost trend rates based on recent plan experience and expectations about future increases in plan costs. We assume health care costs in fiscal 2010 will increase by 8.0% and future increases will decline by 0.5% per year until 4.5% is reached in 2017. The following presents the sensitivity of the key postretirement plan assumptions (in thousands):

Increase
The following presents the sensitivity of a 1% decrease in the discount rate:
Effect on net periodic benefit cost	$128
Effect on postretirement benefit obligation	$889

The following presents the sensitivity of a 1% increase in the health care cost trend:
Effect on net periodic benefit cost	$230
Effect on postretirement benefit obligation	$944

Share-based Compensation

We account for share-based compensation, for which we receive employee services in exchange for our equity instruments, using a fair value method. Share-based compensation cost is measured at the grant date based on the value of the award and is recognized as a corporate headquarters expense in North America over the service period the award is expected to vest. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term of stock awards, the expected volatility of our common stock and expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. We consider many factors when estimating expected forfeitures, including types of awards, award recipient class and historical experience. Significant changes in the assumptions for future awards and actual forfeiture rates could materially impact share-based compensation expense and our results of operations. Subsequent changes in forfeiture rates will be recorded as a cumulative adjustment in the period estimates are revised. See Note 13 to the Consolidated Financial Statements (Item 8) for further discussion of our share-based awards and the related accounting treatment.

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

OFF BALANCE SHEET ARRANGEMENTS

At January 31, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

Business combinations and noncontrolling interests in consolidated financial statements—In December 2007, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on business combinations and noncontrolling interests in consolidated financial statements. The guidance on business combinations requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, it also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs. Under the guidance on noncontrolling interests, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions. We adopted this new guidance on February 1, 2009. The adoption of this guidance did not have any impact on our financial statements.

Disclosures about derivative instruments and hedging activities—In March 2008, the FASB issued accounting guidance on disclosures about derivative instruments and hedging activities. This guidance expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format. It also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. We adopted this new guidance on February 1, 2009. The adoption of this guidance did not have any impact on our financial statements.

Classification of share based payment instruments as participating securities—In June 2008, the FASB issued accounting guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The provisions of this guidance were adopted on February 1, 2009 and did not have a material impact on our financial statements.

Subsequent events—In May 2009, the FASB issued accounting guidance on subsequent events that establishes standards of accounting for and disclosure of subsequent events. In addition, it requires disclosure of the date through which an entity has evaluated subsequent events and the nature of any nonrecognized subsequent events. This new guidance was adopted for our financial statements for the quarter ended July 31, 2009. The adoption of this guidance did not have an impact on our financial statements.

Accounting standards codification—In June 2009, the FASB issued guidance on a single source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) to be applied by nongovernmental entities. While not intended to change U.S. GAAP, the codification significantly changed the way in which the accounting literature is referenced and organized. All existing accounting standards were superseded by the codification, and all other accounting guidance not included in the codification will be considered non-authoritative. We adopted this new guidance for our financial statements for the quarter ended October 31, 2009. The adoption of this guidance did not have an impact on our financial statements.

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

The table below illustrates the hypothetical increase or decrease in fiscal 2010 net sales of a 10% change in the U.S. dollar against foreign currencies which impact our operations (in millions):

Euro	$6.5
Chinese Yuan	3.5
Japanese Yen	1.7
Australian Dollar	1.5
British Pound	1.4
Canadian Dollar	1.4
Other currencies (representing 4% of consolidated net sales)	1.4

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

Presuming that the full impact of steel price increases is reflected in all steel and steel based component purchases, we estimate our gross profit percentage would decrease by approximately 0.4% for each 1.0% increase in steel prices. Based on our statement of income for the year ended January 31, 2010, a 1.0% increase in steel prices would have decreased consolidated gross profit by approximately $1.2 million.

The majority of our debt as of January 31, 2010 has a variable interest rate, which is currently based on LIBOR plus a margin of 2.5%. Based on the outstanding balance of our variable rate debt of $52.5 million at January 31, 2010, a 1% increase in our interest rate would result in a $525,000 increase in annual interest expense.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of Cascade Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cascade Corporation and its subsidiaries at January 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the appendix appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Portland, Oregon

April 5, 2010

Cascade Corporation

Consolidated Statements of Operations

	Year Ended January 31
	2010	2009	2008
	(In thousands, except per share amounts)
Net sales	$314,353	$534,172	$558,073
Cost of goods sold	243,283	385,624	386,899

Gross profit	71,070	148,548	171,174

Selling and administrative expenses	70,807	85,229	89,445
Environmental	1,255	—	—
Loss (gain) on disposition of assets, net	98	403	(1,121)
Amortization	403	2,519	3,214
Asset impairment charge	—	46,376	—
European restructuring costs	30,001	2,544	—
Insurance litigation recovery, net	—	—	(15,977)

Operating income (loss)	(31,494)	11,477	95,613
Interest expense	1,889	4,083	4,094
Interest income	(328)	(608)	(779)
Foreign currency losses, net	443	3,611	1,460

Income (loss) before provision for income taxes	(33,498)	4,391	90,838
Provision for income taxes	5,151	3,124	30,691

Net income (loss)	$(38,649)	$1,267	$60,147

Basic earnings (loss) per share	$(3.57)	$0.12	$5.08
Diluted earnings (loss) per share	$(3.57)	$0.11	$4.88

Basic weighted average shares outstanding	10,816	10,794	11,841
Diluted weighted average shares outstanding	10,816	11,077	12,333

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Consolidated Balance Sheets

	As of January 31
	2010	2009
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$20,201	$31,185
Accounts receivable, less allowance for doubtful accounts of $1,328 and $1,441	50,910	64,568
Inventories	63,466	90,806
Deferred income taxes	4,230	4,712
Assets available for sale	9,125	—
Prepaid expenses and other	12,334	13,603

Total current assets	160,266	204,874
Property, plant and equipment, net	73,408	93,826
Goodwill	84,122	74,387
Deferred income taxes	21,022	21,347
Intangible assets, net	763	1,151
Other assets	2,350	1,998

Total assets	$341,931	$397,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$2,927	$2,255
Current portion of long-term debt	499	501
Accounts payable	20,542	19,704
Accrued payroll and payroll taxes	7,683	7,992
Accrued restructuring costs	5,260	699
Other accrued expenses	10,977	12,005

Total current liabilities	47,888	43,156
Long-term debt, net of current portion	55,990	100,007
Accrued environmental expenses	4,161	3,748
Deferred income taxes	4,839	2,337
Employee benefit obligations	9,120	7,413
Other liabilities	4,171	3,955

Total liabilities	126,169	160,616

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, $.50 par value, 40,000 authorized shares; 10,885 and 10,852 shares shares issued and outstanding	5,443	5,426
Additional paid-in capital	7,119	3,574
Retained earnings	179,747	219,700
Accumulated other comprehensive income	23,453	8,267

Total shareholders’ equity	215,762	236,967

Total liabilities and shareholders’ equity	$341,931	$397,583

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Annual Comprehensive Income (Loss)
	Shares	Amount
Balance at January 31, 2007	12,070	$6,035	$—	$253,307	$12,294
Net income	—	—	—	60,147	—	$60,147
Dividends ($.70 per share)	—	—	—	(8,243)	—	—
Common stock issued	430	215	3,628	—	—	—
Tax effect from share-based compensation awards	—	—	3,070	—	—	—
Common stock repurchase	(1,660)	(830)	(11,149)	(78,279)	—	—
Share-based compensation	—	—	4,451	—	—	—
Translation adjustment	—	—	—	—	22,817	22,817
Minimum pension/postretirement liability adjustment, net of tax effect of ($304)	—	—	—	—	562	562

Balance at January 31, 2008	10,840	5,420	—	226,932	35,673	$83,526

Net income	—	—	—	1,267	—	$1,267
Dividends ($.78 per share)	—	—	—	(8,460)	—	—
Common stock issued	30	15	115		—	—
Tax effect from share-based compensation awards	—	—	(61)	—	—	—
Common stock repurchase	(18)	(9)	(901)	—		—
Share-based compensation	—	—	4,421	—	—	—
Translation adjustment	—	—	—	—	(28,550)	(28,550)
Minimum pension/postretirement liability adjustment, net of tax effect of ($319)	—	—	—	(39)	1,144	1,144

Balance at January 31, 2009	10,852	5,426	3,574	219,700	8,267	$(26,139)

Net loss	—	—	—	(38,649)	—	$(38,649)
Dividends ($.12 per share)	—	—	—	(1,304)	—	—
Common stock issued	33	17	(17)	—	—	—
Share-based compensation	—	—	3,562	—	—	—
Translation adjustment	—	—	—	—	16,470	16,470
Minimum pension/postretirement liability adjustment, net of tax effect of $359	—	—	—	—	(1,284)	(1,284)

Balance at January 31, 2010	10,885	$5,443	$7,119	$179,747	$23,453	$(23,463)

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Consolidated Statements of Cash Flows

	Year Ended January 31
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(38,649)	$1,267	$60,147
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Fixed asset write off due to restructuring	9,004	—	—
Loss on asset impairment	—	46,376	—
Depreciation	11,893	13,801	13,898
Amortization	403	2,519	3,214
Share-based compensation	3,562	4,421	4,451
Deferred income taxes	3,233	(15,911)	2,560
Loss (gain) on disposition of assets	98	403	(1,121)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	18,172	21,386	(9,843)
Inventories	34,126	(16,065)	(19,514)
Prepaid expenses and other	2,488	(2,734)	1,237
Accounts payable and accrued expenses	1,348	(13,753)	3,671
Income tax payable and receivable	(833)	(653)	(3,492)
Other assets and liabilities	568	29	(1,882)

Net cash provided by operating activities	45,413	41,086	53,326

Cash flows from investing activities:
Capital expenditures	(5,934)	(16,709)	(22,808)
Business acquisitions	—	—	(11,529)
Proceeds from sale of assets	202	575	2,710

Net cash used in investing activities	(5,732)	(16,134)	(31,627)

Cash flows from financing activities:
Payments on long-term debt and capital leases	(92,983)	(68,945)	(112,143)
Proceeds from long-term debt	49,000	60,500	173,433
Notes payable to banks, net	628	(326)	(3,166)
Cash dividends paid	(1,304)	(8,460)	(8,243)
Common stock repurchased	—	(3,220)	(90,240)
Common stock issued under share-based compensation plans	—	130	3,843
Tax effect from share-based compensation awards	—	(61)	3,084

Net cash used in financing activities	(44,659)	(20,382)	(33,432)

Effect of exchange rate changes	(6,006)	5,392	(3,637)

Change in cash and cash equivalents	(10,984)	9,962	(15,370)
Cash and cash equivalents at beginning of year	31,185	21,223	36,593

Cash and cash equivalents at end of period	$20,201	$31,185	$21,223

Supplemental disclosure of noncash information:
See Note 12 to Consolidated Financial Statements

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Notes to Consolidated Financial Statements

Note 1—Description of Business

Cascade Corporation is an international company engaged in the manufacture of materials handling products that are widely used on industrial lift trucks and, to a lesser extent, on construction, mining and agricultural vehicles. Accordingly, our sales are largely dependent on the sales of lift trucks and on the sales of replacement parts. Our sales are made throughout the world. We are headquartered in Fairview, Oregon, employing approximately 1,700 people and maintaining operations in 16 countries outside the United States.

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

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

Long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the assets and eventual disposition in comparison with the carrying value. An estimate of future sales, gross margins and selling and administrative expenses are used to calculate future cash flows. The fair value of each asset is calculated using a cash flow methodology based on these assumptions. An impairment of a long-lived asset exists when the carrying value of an asset exceeds its fair value. See Note 10 “Restructuring Activities” for details on the fixed asset write downs as a result of our European restructuring activities. See Note 6 “Goodwill and Intangible Assets” for a discussion of the goodwill and intangible asset impairment charge recorded during fiscal 2009.

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the fair value of the net identifiable assets acquired. Once allocated to a reporting unit, we do not make any adjustments to the manner in which goodwill is allocated.

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

Our goodwill impairment assessment is performed at the reporting unit level. We define our reporting units as either operating segments or components, which are one level below an operating segment. Components of an operating segment are businesses where financial information is available and regularly reviewed by our management. Where appropriate, we aggregated components that have similar economic characteristics into a single reporting unit.

We define our operating segments to be North America, Europe, Asia Pacific and China and define our reporting units for purposes of our goodwill impairment assessment to be North America Non-Construction, North America Construction, Europe and Australia. There is no goodwill in China or in the other businesses comprising our Asia Pacific operating segment, therefore these are not included as reporting units in our goodwill impairment assessment.

Our impairment review is a two-step process. The first step compares the fair value of a reporting unit with its carrying amount. If the fair value is greater than the carrying amount, there is no goodwill impairment and the second step in the impairment review is not performed. If the carrying amount of the reporting unit is greater than the fair value, the second step of the impairment test is necessary. The second step compares the implied fair value with the carrying value of the reporting unit’s goodwill. If the reporting unit’s goodwill carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. However, the impairment loss can not exceed the carrying amount of the goodwill.

The first step of our goodwill impairment review utilizes a discounted projected cash flow model that uses estimates of future sales, sales growth rates, gross profits, expense and capital expenditure levels, a discount rate and estimated terminal values to determine the reporting unit fair value. We use a weighted average cost of capital (WACC), which is the expected rate of return based on an industry specific debt and equity capital structure and cost of debt, adjusted for geographic and company size specific factors, to discount future cash flows. The WACC can vary by reporting unit. WACC used in our impairment test at January 31, 2010 ranged from 13.3% to 16.5%.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

If actual results are not consistent with our goodwill impairment review assumptions and judgments, we could be exposed to a material impairment charge.

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

Foreign Currency Forward Exchange Contracts

Gains and losses on foreign currency forward exchange contracts, which generally mature in six months or less, are measured over the period of the contract by reference to the forward rate for a contract to be consummated on the same future date as the original contract.

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

Research and Development Costs

Research and development costs are expensed as incurred and are related to developing new products and to improving existing products or processes. These costs primarily include salaries, consulting, supplies, legal costs related to patents and design costs. We incurred research and development costs of $2.2 million, $3 million, and $3.8 million for the years ended January 31, 2010, 2009 and 2008, respectively.

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

Accounts receivable are with a large number of customers, primarily equipment manufacturers and dealers, dispersed across a wide geographic base. No single customer accounts for more than 10% of our consolidated net sales. Our consolidated net sales to all original equipment manufacturers (OEM) are approximately 42% of total net sales. This percentage is consistent with recent years. We perform on-going credit evaluations and do not require collateral. Allowances are maintained for potential credit losses when deemed necessary.

See Note 18 “Derivative Instruments and Hedging Activities” for discussion of foreign currency forward exchange contracts.

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

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if stock options, stock appreciation rights (SARS) or unvested restricted stock were exercised or converted into common stock using the treasury stock method.

Recent Accounting Pronouncements

Business combinations and noncontrolling interests in consolidated financial statements—In December 2007, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on business combinations and noncontrolling interests in consolidated financial statements. The guidance on business combinations requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, it also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs. Under the guidance on noncontrolling interests, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions. We adopted this new guidance on February 1, 2009. The adoption of this guidance did not have any impact on our financial statements.

Disclosures about derivative instruments and hedging activities—In March 2008, the FASB issued accounting guidance on disclosures about derivative instruments and hedging activities. This guidance expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format. It also requires disclosure of information about credit risk-related

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. We adopted this new guidance on February 1, 2009. The adoption of this guidance did not have any impact on our financial statements.

Classification of share based payment instruments as participating securities—In June 2008, the FASB issued accounting guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The provisions of this guidance were adopted on February 1, 2009 and did not have a material impact on our financial statements.

Subsequent events—In May 2009, the FASB issued accounting guidance on subsequent events that establishes standards of accounting for and disclosure of subsequent events. In addition, it requires disclosure of the date through which an entity has evaluated subsequent events and the nature of any nonrecognized subsequent events. This new guidance was adopted for our financial statements for the quarter ended July 31, 2009. The adoption of this guidance did not have an impact on our financial statements.

Accounting standards codification—In June 2009, the FASB issued guidance on a single source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) to be applied by nongovernmental entities. While not intended to change U.S. GAAP, the codification significantly changed the way in which the accounting literature is referenced and organized. All existing accounting standards were superseded by the codification, and all other accounting guidance not included in the codification will be considered non-authoritative. We adopted this new guidance for our financial statements for the quarter ended October 31, 2009. The adoption of this guidance did not have an impact on our financial statements.

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

	Year Ended January 31
	North America	Europe	Asia Pacific	China	Eliminations	Consolidated
2010
Net sales	$154,654	$81,068	$44,102	$34,529		$314,353
Transfers between areas	15,086	3,648	147	10,549	(29,430)	—

Net sales and transfers	$169,740	$84,716	$44,249	$45,078	$(29,430)	$314,353

Gross profit (loss)	$48,807	$(5,305)	$11,277	$16,291		$71,070
Selling and administrative	39,802	19,424	7,485	4,096		70,807
Environmental	1,255	—	—	—		1,255
Loss on disposition of assets, net	3	59	2	34		98
Amortization	191	212	—	—		403
European restructuring costs	—	30,001	—	—		30,001

Operating income (loss)	$7,556	$(55,001)	$3,790	$12,161		$(31,494)

Total assets	$174,419	$83,515	$36,040	$47,957		$341,931
Property, plant and equipment, net	$30,714	$14,583	$9,631	$18,480		$73,408
Capital expenditures	$1,878	$2,678	$581	$797		$5,934
Depreciation expense	$5,630	$3,745	$564	$1,954		$11,893

	Year Ended January 31
	North America	Europe	Asia Pacific	China	Eliminations	Consolidated
2009
Net sales	$257,077	$167,955	$68,466	$40,674		$534,172
Transfers between areas	29,083	1,686	355	23,219	(54,343)	—

Net sales and transfers	$286,160	$169,641	$68,821	$63,893	$(54,343)	$534,172

Gross Profit	$87,924	$25,253	$16,363	$19,008		$148,548
Selling and administrative	45,451	26,148	9,040	4,590		85,229
Loss on disposition of assets, net	178	108	47	70		403
Amortization	2,221	298	—	—		2,519
Asset impairment charge	46,376	—	—	—		46,376
European restructuring costs	—	2,544	—	—		2,544

Operating income (loss)	$(6,302)	$(3,845)	$7,276	$14,348		$11,477

Total assets	$180,782	$117,199	$41,698	$57,904		$397,583
Property, plant and equipment, net	$33,614	$31,530	$9,033	$19,649		$93,826
Capital expenditures	$6,646	$4,415	$2,796	$2,852		$16,709
Depreciation expense	$6,388	$5,107	$481	$1,825		$13,801

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3—Segment Information (Continued)

	Year Ended January 31
	North America	Europe	Asia Pacific	China	Eliminations	Consolidated
2008
Net sales	$286,832	$171,435	$59,776	$40,030		$558,073
Transfers between areas	33,118	1,497	179	17,410	(52,204)	—

Net sales and transfers	$319,950	$172,932	$59,955	$57,440	$(52,204)	$558,073

Gross Profit	$109,832	$27,644	$15,063	$18,635		$171,174
Selling and administrative	51,020	26,201	8,297	3,927		89,445
Loss (gain) on disposition of assets, net	(1,135)	—	(34)	48		(1,121)
Amortization	2,482	732	—	—		3,214
Insurance litigation recovery, net	(15,977)	—	—	—		(15,977)

Operating income	$73,442	$711	$6,800	$14,660		$95,613

Total assets	$236,022	$135,171	$43,471	$47,836		$462,500
Property, plant and equipment, net	$35,026	$38,815	$6,745	$17,764		$98,350
Capital expenditures	$7,986	$4,439	$5,302	$5,081		$22,808
Depreciation expense	$7,066	$5,091	$385	$1,356		$13,898

The following table represents sales by place of destination:

	Year Ended January 31
	2010	2009	2008
	(In thousands)
United States	$133,249	$221,363	$256,149
Europe, excluding United Kingdom	62,248	132,141	128,017
China	32,621	38,733	36,471
Japan	16,490	28,613	23,437
United Kingdom	15,474	27,894	32,819
Australia/New Zealand	18,113	25,220	21,710
Canada	14,236	23,660	24,941
Other countries (less then 5% of total sales individually)	21,922	36,548	34,529

	$314,353	$534,172	$558,073

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3—Segment Information (Continued)

The following table represents the value of long-lived assets including property, plant and equipment (net), goodwill, intangible assets (net) and other long-term assets by the country in which they are located:

	Year Ended January 31
	2010	2009	2008
	(In thousands)
United States	$30,853	$33,771	$82,308
Canada	74,468	65,434	80,475
China	18,481	19,651	17,766
Italy	13,497	10,187	11,930
Japan	8,473	8,575	5,991
The Netherlands	401	14,191	17,730
Other countries (less then 5% of total long-lived assets individually)	14,470	19,553	23,863

	$160,643	$171,362	$240,063

Note 4—Inventories

During fiscal 2010, inventories decreased due to reduced inventory purchases and lower levels of finished goods needed to meet lower customer demand. Inventories stated at the lower of average cost or market are presented below by major class:

	January 31
	2010	2009
	(In thousands)
Finished goods	$24,573	$31,997
Raw materials and components	38,893	58,809

	$63,466	$90,806

Note 5—Property, Plant and Equipment

During fiscal 2010, property, plant and equipment decreased primarily due to fixed asset write downs and reclassifications to assets currently available for sale as a result of our European restructuring activities.

	January 31
	2010	2009
	(In thousands)
Land	$7,360	$8,870
Buildings	39,869	54,668
Machinery and equipment	161,493	177,179

	208,722	240,717
Accumulated depreciation	(135,314)	(146,891)

	$73,408	$93,826

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 6—Goodwill and Intangible Assets

Goodwill

The following table provides a breakdown of goodwill activity by reporting unit for the two years ended January 31, 2010:

	North America	Construction	Europe	Asia Pacific	Total
Balance at January 31, 2008	$74,808	$29,157	$11,893	$2,968	$118,826
Impairment charge	—	(29,157)	—	—	(29,157)
Foreign exchange impact	(13,492)	—	(1,853)	63	(15,282)

Balance at January 31, 2009	61,316	—	10,040	3,031	74,387
Foreign exchange impact	8,943	—	852	(60)	9,735

Balance at January 31, 2010	$70,259	$—	$10,892	$2,971	$84,122

After completing our fiscal 2009 annual goodwill impairment test, it was determined that the fair value of our construction attachment business in North America was below the carrying value. The goodwill impairment was a result of increasing losses in our construction business due to a deterioration of the North American construction industry. The goodwill impairment charge was $29.2 million for fiscal 2009.

Intangible Assets

The following table provides detail of intangible assets as of January 31, 2010 and 2009. Assets that are completely written off during the year are not included in the table.

	January 31
	2010	2009
	(In thousands)
Customer relationships	$17,200	$18,763
Intellectual property	2,200	2,200
Other	419	476

	19,819	21,439
Accumulated amortization	(4,124)	(5,356)
Impairment write down	(14,932)	(14,932)

	$763	$1,151

Our fiscal 2009 impairment test included an evaluation of long-lived assets used in our construction reporting unit. These assets included customer relationships, patents, trade names, non-compete agreements and property, plant and equipment. These assets were acquired during fiscal 2007 and 2008 during the purchases of Pacific Services and Manufacturing, Inc and American Compaction Equipment, Inc. The carrying value of the assets was compared to the fair value and an impairment recorded where the carrying value exceeded fair value. The impairment charge recorded in fiscal 2009 related to long-lived assets was $17.2 million, comprised of customer relationships ($13.3 million) and intellectual property ($3.9 million).

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 6—Goodwill and Intangible Assets (Continued)

The following table represents future intangible amortization expense as of January 31, 2010 (in thousands):

Year ended January 31
2011	$158
2012	139
2013	89
2014	81
2015	82
Thereafter	183

$732

Note 7—Warranty Obligations

Our warranty obligations, which are recorded in other accrued expenses on the consolidated balance sheet, are as follows:

	January 31
	2010	2009
	(In thousands)
Beginning obligation	$1,312	$1,900
Accruals for warranties issued during the period	1,981	1,896
Accruals for pre-existing warranties	682	—
Settlements during the year	(2,709)	(2,239)
Foreign currency changes	82	(245)

Ending obligation	$1,348	$1,312

Note 8—Debt

	January 31
	2010	2009
	(In thousands)
Revolving line of credit, variable interest payable of 2.8% and 1.8% at January 31, 2010 and 2009, respectively, principal payable in December 2011	$52,500	$96,000
Note payable, interest at 2.4% at January 31, 2010 and 2009; principal payable monthly through fiscal 2018; collateralized by land and a building	3,989	4,508

	56,489	100,508
Less current portion	(499)	(501)

Long-term debt	$55,990	$100,007

Borrowing arrangements currently in place with commercial banks provide available lines of credit totaling $115 million, of which $54 million was being used at January 31, 2010 through outstanding debt and the issuance of letters of credit. The maximum amount that may be borrowed under this line of credit at January 31, 2010, based on our leverage ratio was $79 million, thus resulting in available borrowings of $25 million. Amounts under the line of credit bear interest at LIBOR plus a margin between 1.5% and 3.0%, based on our consolidated leverage ratio. As of January 31, 2010, the interest rate was LIBOR plus a margin of 2.5% and commitment fees on unused amounts are 0.4%.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 8—Debt (Continued)

During fiscal 2010, we entered into an amendment of our loan agreement with Bank of America and Union Bank. The loan amendment, which in addition to modifying the debt covenant ratios themselves, allowed us to exclude cash restructuring costs and lowered the amount of capital asset expenditures deducted when calculating the ratios, provided us with flexibility to pursue our European restructuring activities without violating our loan covenants. The amendment also granted the lenders an interest in substantially all of our assets as collateral. We were in compliance with our debt covenants at January 31, 2010.

The following are details on the two debt covenant ratios, which are calculated quarterly, based on actual results from the previous twelve months:

Fixed charge coverage ratio—requires earnings before interest, taxes, depreciation, amortization and other non-cash charges (EBITDA), reduced for cash taxes paid, $8 million of maintenance capital expenditures and cash dividends, to be 1.15 times interest charges paid in cash plus required principal payments for the rolling four fiscal quarters through January 31, 2010, be 1.25 times from January 31, 2010 to July 30, 2010 and 1.5 times from July 30, 2010 onward.

Leverage ratio—requires outstanding debt and letters of credit to be less than 4.0 times EBITDA through April 29, 2010, less than 3.5 times EBITDA from April 30, 2010 through July 30, 2010 and less than 3.0 times EBITDA from July 31, 2010 onward.

Future maturities of long-term debt are as follows (in thousands):

Year ended January 31
2011	$499
2012	52,999
2013	499
2014	499
2015	499
Thereafter	1,494

$56,489

Borrowings under notes payable to banks, which includes bank overdrafts and short-term lines of credit, were $2.9 million and $2.3 million at January 31, 2010 and 2009, respectively. The average interest rate on these notes was 5.7% and 2.6% at January 31, 2010 and 2009, respectively.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9—Income Taxes

	Year Ended January 31
	2010	2009	2008
	(In thousands)
Provision (benefit) for income taxes consisted of:
Current:
Federal	$602	$6,603	$14,225
State	75	578	1,861
Foreign	2,941	11,180	12,070

	3,618	18,361	28,156

Deferred:
Federal	1,137	(13,973)	2,433
State	35	(1,118)	(4)
Foreign	361	(146)	106

	1,533	(15,237)	2,535

Total provision for income taxes	$5,151	$3,124	$30,691

Income (loss) before provision for income taxes was as follows:
United States	$(216)	$(22,770)	$52,462
Foreign	(33,282)	27,161	38,376

	$(33,498)	$4,391	$90,838

A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:
Federal statutory rate	$(11,724)	$1,537	$31,793
State income taxes, net of federal tax benefit	753	(790)	1,205
Tax on foreign earnings	4,619	(2,288)	(3,047)
Net change in valuation allowance	10,803	2,618	1,749
International financing	—	—	(168)
Stock options	209	280	70
U.S. manufacturing deduction	—	(260)	(453)
Research and development credit	(136)	(118)	—
Uncertain tax positions	(231)	288	—
Other	479	86	(458)
Prior year foreign tax credit	379	(676)	—
Impairment of goodwill and intangibles assets	—	2,447	—

	$5,151	$3,124	$30,691

Effective tax rate	-15.4%	71.1%	33.8%

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9—Income Taxes (Continued)

The components of deferred income tax assets and liabilities recorded on the consolidated balance sheet are as follows (in thousands):

	January 31
	2010	2009
Deferred tax assets:
Accruals	$4,421	$4,191
Environmental	1,909	1,704
Employee benefits	7,814	7,385
Tax credits	4,439	4,799
Foreign net operating losses	22,011	12,493
Goodwill and intangible assets	10,018	11,921
Other	574	58

	51,186	42,551
Less: Valuation allowance	(22,011)	(12,444)

	29,175	30,107

Deferred tax liabilities:
Depreciation	(5,021)	(4,624)
Cumulative translation adjustment	(3,533)	(1,056)
Other	(208)	(705)

	(8,762)	(6,385)

Total net deferred tax asset	$20,413	$23,722

The net deferred tax asset is presented in our consolidated balance sheets as follows (in thousands):

	January 31
	2010	2009
Deferred income taxes—current asset	$4,230	$4,712
Deferred income taxes—long-term asset	21,022	21,347
Deferred income taxes—long-term liability	(4,839)	(2,337)

	$20,413	$23,722

In assessing the realizability of our existing deferred tax assets, we consider on a jurisdiction by jurisdiction basis whether it is, more-likely-than-not, that some or all of the deferred tax assets will be realized. As part of this evaluation, we consider all available positive evidence including projected future taxable income, scheduled reversals of existing deferred tax liabilities, taxable income in prior carryback years to the extent permitted under the tax law and available tax planning strategies. Based on all available positive evidence, we believe we will be able to generate sufficient taxable income to realize our existing deferred tax assets, net of valuation allowances related primarily to foreign net operating losses. Changes in our operations due to market conditions could require the recording of additional valuation allowances in the future. It is reasonably possible that a change to the valuation allowance in the next year could be material.

As of January 31, 2010 and January 31, 2009, we have recorded valuation allowances of approximately $22.0 million and $12.5 million, respectively. The increase in the valuation allowance in fiscal 2010 is due to losses incurred in Europe as a result of restructuring activities. The change in the valuation allowance for each year is as follows (in thousands):

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9—Income Taxes (Continued)

	Year Ended January 31
	2010	2009
Additional valuation allowance	$10,803	$2,618
Foreign currency changes	(1,236)	(1,846)

Total increase in valuation allowance	$9,567	$772

As of January 31, 2010, we provide for a full valuation allowance on all net operating losses generated in the following jurisdictions as management has determined that it is not, more-likely-than-not, we would realize these deferred tax assets in the foreseeable future (in thousands):

	Net Operating Losses	Expiration
The Netherlands	$45,588	2012-2018
Germany	36,135	None
France	11,789	None
Sweden	2,708	None
India	63	None

	$96,283

As of January 31, 2010, we have foreign tax credit carryforwards of approximately $4.3 million attributed to repatriated foreign earnings. Realization of these deferred tax assets is dependent on generating sufficient foreign sourced taxable income in the United States over a ten year carry forward period ending in fiscal 2020. Our primary source of foreign taxable income includes dividends and royalties from foreign subsidiaries.

As of January 31, 2010, we have not provided for a deferred tax liability on the excess book basis in the shares of certain foreign subsidiaries in the amount of approximately $11.6 million, representing approximately $62.2 million of undistributed earnings. As of January 31, 2010, it is management’s intent for such earnings to be permanently reinvested by these subsidiaries. In the future, should this position change we have available tax planning strategies to mitigate any negative tax consequences of such change.

As of January 31, 2010, our liability for uncertain tax positions is approximately $1.3 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties is as follows (in thousands):

	Year Ended January 31
	2010	2009
Beginning of year unrecognized tax benefit	$1,037	$234
Gross increases for tax positions related to the current year	29	172
Gross increases for tax positions related to the prior years	5	631

End of year unrecognized tax benefit	$1,071	$1,037

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 31, 2010, we had approximately $225,000 of cumulative accrued interest and penalties related to uncertain tax positions of which a reduction of approximately $15,000 was recognized during the year.

We are subject to taxation primarily in the United States of America (“USA”), Canada, China and various European countries, as well as other various state and foreign jurisdictions. The Internal Revenue Service (“IRS”)

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9—Income Taxes (Continued)

recently completed its review of our USA income tax returns for the fiscal years 2004—2007. The IRS proposed adjustments include benefits to the Company in which we have agreed to and are consistent with previously recorded tax refunds. In addition, we are in the process of appealing IRS proposed adjustments of approximately $5.0 million related to interest deductions reported on tax returns for the 2004 and 2005 tax years. If sustained by the IRS, these adjustments would result in an additional federal and state tax liability of approximately $1.8 million. As of January 31, 2010, we have determined that it is, more-likely-than-not, that we will prevail on this issue. As such, no amount has been recorded in our financial statements as of January 31, 2010 related to this matter. As of January 31, 2010, we remain subject to examination in various state and foreign jurisdictions for the 2004—2009 tax years.

Note 10—Restructuring Activities

During fiscal 2010 and 2009 we incurred costs related to our European restructuring activities. The following table outlines the type of restructuring costs incurred during these periods (in thousands):

	For the Year Ended January 31
	2010	2009
Employee wages and benefits	$17,276	$1,882
Fixed asset write downs	9,004	205
Facility closures	2,588	—
Professional fees	651	457
Other restructuring	482	—

Total costs	$30,001	$2,544

The following table outlines the location of restructuring costs incurred during these periods (in thousands):

	For the Year January 31
	2010	2009
The Netherlands	$13,205	$800
Germany	10,878	1,744
France	5,293	—
England	625

Total costs	$30,001	$2,544

As of January 31, 2010 and 2009, a total of $5.3 million and $700,000 of accrued restructuring costs are included on the consolidated balance sheet primarily related to employee wages and benefits. We anticipate paying all accrued restructuring costs by the end of fiscal 2011.

As of January 31, 2010, our consolidated balance sheet includes a total of $9.1 million of assets available for sale as a result of our European restructuring. These assets include land and buildings at four locations in Germany, France and the Netherlands.

During fiscal 2010, we recorded $9 million of fixed asset write downs primarily related to land and building in The Netherlands and manufacturing equipment in Germany. Fixed asset write downs are recorded as a reduction of the carrying value of property, plant and equipment.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

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

Our specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision impacting our Fairview, Oregon manufacturing facility. The records of decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted at or near the facility since 1996 and current estimates provide for some level of activity to continue through 2019. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. The recorded liability for the ongoing remediation activities at our Fairview facility was $3.2 million and $3.7 million at January 31, 2010 and 2009, respectively.

Springfield, Ohio

In March 2010 we signed a Facility Lead Corrective Action Agreement (Action Agreement) with the Ohio Environmental Protection Agency (EPA), which outlines a more comprehensive remediation plan at our Springfield, Ohio facility. We had previously been performing our remediation activities under a consent order signed in 1994, which had required the installation of remediation systems for the cleanup of groundwater contamination. The Action Agreement specifies an action plan that would allow us to be more proactive in our environmental cleanup efforts. During the fourth quarter of fiscal 2010 we accrued an additional $1.1 million of costs related to remediation activities related to the Action Agreement. The current estimate is that the remediation activities will continue through 2019. The recorded liability for ongoing remediation activities in Springfield was $1.9 million and $900,000 at January 31, 2010 and 2009, respectively.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 11—Commitments and Contingencies (Continued)

Presented below is a roll forward of our environmental liabilities and expenses for the three years ended January 31, 2010 (in thousands):

	Fairview	Springfield	Total
Balance at January 31, 2007	$5,875	$987	$6,862
Accrued	(75)	75	—
Cash payments	(952)	(173)	(1,125)

Balance at January 31, 2008	4,848	889	5,737
Accrued	(157)	157	—
Cash payments	(1,031)	(131)	(1,162)

Balance at January 31, 2009	3,660	915	4,575
Accrued	111	1,144	1,255
Cash payments	(585)	(119)	(704)

Balance at January 31, 2010	$3,186	$1,940	$5,126

Lease Commitments

We lease certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended January 31, 2010, 2009, and 2008 totaled $3.1 million, $3.6 million and $3.4 million, respectively. Future minimum rental commitments under these leases as of January 31, 2010 are as follows (in thousands):

2011	$2,655
2012	1,657
2013	667
2014	573
2015	542

$6,094

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

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 12—Supplemental Cash Flow Information

	Year Ended January 31
	2010	2009	2008
	(In thousands)
Cash paid during period for:
Interest	$1,975	$4,281	$3,970
Income taxes	$3,768	$18,442	$27,786
Business acquisitions:
Accounts receivable and other assets	$—	$—	$935
Inventories	—	—	818
Property, plant and equipment	—	—	296
Goodwill	—	—	6,423
Intangible asset-customer relationships	—	—	5,400
Intangible asset-intellectual property and other	—	—	1,900
Accounts payable and other liabilities assumed	—	—	(708)
Notes payable assumed	—	—	(931)
Deferred income tax	—	—	(2,604)

Net cash paid for acquisitions	$—	$—	$11,529

Supplemental disclosure of noncash information:
Minimum pension liability adjustment, net of tax	$1,284	$(1,144)	$(562)
Liability for common stock repurchase	$—	$—	$2,310

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

The SARS plan provides for the issuance of a maximum of 750,000 shares of common stock upon the exercise of SARS or issuance of restricted stock. As of January 31, 2010, a total of 279,000 shares of common stock have been issued under the SARS plan, which includes 96,000 shares of restricted stock. An additional 68,000 shares of common stock would be issued if all outstanding SARS at January 31, 2010 were exercised, based on the end of year share price of $28.95.

Stock options provide the holder the right to receive our common shares at an established price. We have reserved 1,400,000 shares of common stock under our stock option plan. As of January 31, 2010, a total of

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 13—Share-Based Compensation Plans (Continued)

1,090,000 shares have been issued upon the exercise of stock options. No additional stock options can be granted under the terms of the plan. All outstanding stock options are fully vested and have a term of ten years.

We calculate share-based compensation cost using the Black-Scholes option pricing model. The range of assumptions used to compute share-based compensation is as follows:

	Year Ended January 31
	2010	2009	2008
Risk-free interest rate	3.4%	3.5%	5.1%
Expected volatility	48%	40%	41%
Expected dividend yield	0.8%	1.8%	1.0%
Expected life (in years)	6	6.5	7
Weighted average fair value at date of grant	$11.75	$16.71	$33.31

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

A summary of award grants under the plans at January 31, 2010, 2009, and 2008, excluding restricted stock, together with changes during the periods then ended are presented in the following table (in thousands, except per share amounts):

	Stock Options		Stock Appreciation Rights
	Outstanding Awards	Weighted Average Exercise Price Per Share	Outstanding Awards	Weighted Average Exercise Price Per Share
Balance at January 31, 2007	570	$13.79	1,031	$31.56
Granted	—	—	66	73.73
Exercised	(276)	14.02	(195)	30.60
Forfeited	(8)	20.14	(87)	35.00

Balance at January 31, 2008	286	13.39	815	34.84
Granted	—	—	47	44.24
Exercised	(7)	18.60	—	—
Forfeited	—	—	(56)	41.16

Balance at January 31, 2009	279	13.26	806	34.95
Granted	—	—	61	24.50
Exercised	—	—	(12)	21.15
Forfeited	—	—	(27)	36.38

Balance at January 31, 2010	279	$13.26	828	$34.84

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 13—Share-Based Compensation Plans (Continued)

A summary of restricted stock awards activity for the three years ended January 31, 2010 is presented in the following table (in thousands, except per share amounts):

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock at January 31, 2007	—	$—
Granted	42	73.73
Vested	—	—
Forfeited	—	—

Unvested restricted stock at January 31, 2008	42	73.73
Granted	23	44.24
Vested	(14)	73.73
Forfeited	—	—

Unvested restricted stock at January 31, 2009	51	60.51
Granted	31	24.50
Vested	(22)	64.40
Forfeited	—	—

Unvested restricted stock at January 31, 2010	60	$40.73

A summary of award activity under the Plans as of January 31, 2010, is presented below:

	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Life
	(In thousands)		(In thousands)
Outstanding at January 31, 2010	1,108	$29	$6,268	5

Outstanding at January 31, 2010 and expected to vest	141	$40	$241	9

Exercisable at January 31, 2010	943	$27	$6,000	4

Aggregate intrinsic value excludes 550,000 SARs with an exercise price in excess of the market value of our common stock as of January 31, 2010.

The total intrinsic value of options exercised during the years ended January 31, 2009 and 2008 was $189,000 and $15.4 million, respectively. No stock options were exercised during fiscal 2010. The total intrinsic value of SARS exercised during the years ended January 31, 2010 and 2008 was $58,000, and $8.7 million, respectively. No SARs were exercised during fiscal 2009.

The tax benefit recognized from share-based awards exercised during the year ended January 31, 2008 was $3.1 million. No tax benefit was recognized during the years ended January 31, 2010 and 2009.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 13—Share-Based Compensation Plans (Continued)

A summary of the status of the Plans’ nonvested awards as of January 31, 2010 is presented below (in thousands, except per share amounts):

	Stock Options		Stock Appreciation Rights
	Nonvested Awards	Weighted Average Grant-Date Fair Value Per Award	Nonvested Awards	Weighted Average Grant-Date Fair Value Per Award
Nonvested at January 31, 2007	115	$5.53	823	$13.87
Granted	—	—	66	33.31
Vested	(89)	4.99	(280)	13.00
Forfeited	(7)	6.98	(88)	15.04

Nonvested at January 31, 2008	19	7.45	521	16.60
Granted	—	—	47	16.71
Vested	(19)	7.45	(251)	14.07
Forfeited	—	—	(51)	18.00

Nonvested at January 31, 2009	—	—	266	18.73
Granted	—	—	61	11.75
Vested	—	—	(160)	17.50
Forfeited	—	—	(2)	14.93

Nonvested at January 31, 2010	—	$—	165	$17.40

As of January 31, 2010, there was $3.2 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans. That cost is expected to be recognized over a weighted average period of 2 years. The following table represents as of January 31, 2010 the share-based compensation costs to be recognized in future periods for awards granted to date (in thousands):

Fiscal Year	Amount
2011	$1,878
2012	878
2013	373
2014	85

$3,214

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

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 14—Employee Benefit Plans (Continued)

	Year Ended January 31			Year ended January 31
	Defined Benefit			Postretirement Benefit
	2010	2009	2008	2010	2009	2008
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$6,154	$10,285	$9,899	$7,117	$7,087	$7,513
Service cost	3	21	34	107	104	121
Interest cost	441	533	524	450	432	421
Participant contributions	—	—	—	309	338	324
Adjustment due to measurement date	—	—	—	—	45	—
Benefits paid	(220)	(279)	(313)	(432)	(546)	(505)
Actuarial gain	1,676	(2,016)	(116)	320	(343)	(787)
Settlements	—	—	83	—	—	—
Exchange rate changes	656	(2,390)	174	—	—	—

Benefit obligation at end of year	8,710	6,154	10,285	7,871	7,117	7,087

Change in plan assets
Fair value of plan assets at beginning of year	5,164	7,942	7,693	—	—	—
Actual return on plan assets	858	(926)	(26)	—	—	—
Employer contributions	327	363	496	123	208	181
Participant contributions	—	—	—	309	338	324
Benefits paid	(220)	(218)	(313)	(432)	(546)	(505)
Exchange rate changes	545	(1,997)	92	—	—	—

Fair value of plan assets at end of year	6,674	5,164	7,942	—	—	—

Amounts recognized in the balance sheet consist of
Current liability	(351)	(321)	(270)	(436)	(373)	(336)
Non-current liability	(1,685)	(669)	(2,073)	(7,435)	(6,744)	(6,751)

Net amount recognized at year-end	$(2,036)	$(990)	$(2,343)	$(7,871)	$(7,117)	$(7,087)

Amounts recognized in accumulated other comprehensive income (pre-tax) consist of
Net actuarial loss	$2,176	$931	$2,124	$712	$393	$735
Prior service cost credit	—	—	—	(437)	(514)	(591)

Total	$2,176	$931	$2,124	$275	$(121)	$144

Components of net periodic benefit cost
Service cost	$3	$21	$34	$107	$104	$121
Interest cost	441	533	524	450	432	421
Expected return on plan assets	(368)	(475)	(516)	—	—	—
Settlement loss	—	—	82	—	—	—
Amortization of prior service credit	—	—	—	(77)	(77)	(77)
Recognized net actuarial loss	61	82	102	—	6	193

Net periodic benefit cost	$137	$161	$226	$480	$465	$658

Weighted-average assumptions
Discount rate for benefit obligation	5.5%	6.9%	5.8%	5.8%	6.5%	6.3%
Discount rate for net periodic benefit cost	6.9%	5.8%	5.2%	6.5%	6.3%	5.8%
Expected long-term rate of return on plan assets	6.5%	6.5%	6.5%	—	—	—
Varying rates of increase in compensation levels based on age	3.4%	3.4%	3.3%	—	—	—

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 14—Employee Benefit Plans (Continued)

The following table reflects the estimated pension benefits and postretirement gross benefit payments to be paid and medicare subsidy payments and retiree contributions to be received over the next ten years (in thousands):

	Defined Benefit	Postretirement Benefit
		Gross Benefit Payments	Medicare Subsidy	Retiree Contributions	Net Benefit Payments

2011	$318	$1,024	$92	$498	$434
2012	230	1,125	103	567	455
2013	246	1,242	113	637	492
2014	253	1,377	122	726	529
2015	264	1,462	131	753	578
2016 - 2020	1,417	8,005	792	4,054	3,159

Our expected contribution in fiscal 2011 to the defined benefit pension plans is $352,000.

The amount in accumulated other comprehensive income expected to be recognized as components of net periodic benefit costs in fiscal 2011 include an actuarial loss of $129,000 for our defined benefit plans and a prior service credit of $77,000 for our postretirement plan.

Defined Benefit Pension Plans

We sponsor defined benefit pension plans covering certain current and former employees in France and England. Benefits under the defined benefit pension plans are based on years of service and average earnings over a specified period of time. The net periodic cost of our defined benefit pension plans is determined using the projected unit credit method. Several actuarial assumptions are used to determine the defined benefit pension obligations and net periodic pension cost, the most significant of which are the discount rate, the long-term rate of asset return and changes in compensation levels. Our funding policy for defined benefit pension plans is to generally make annual contributions based on actuarially determined funding requirements.

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

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 14—Employee Benefit Plans (Continued)

Our principal objective is to ensure that plan assets are sufficient to enable all future pension liabilities to be paid when due. Plan assets are allocated with a goal to achieve diversification between and within various asset classes to meet long-term objectives of return, while mitigating against downside risks and considering expected cash flows. The asset allocations for the pension assets at January 31, 2010 and 2009 are as follows:

	Percentage of Plan Assets At January 31
Asset Category	2010	2009	Target allocation
Equity	48%	44%	48%
Debt	44%	44%	44%
Real estate	5%	3%	5%
Cash	3%	9%	3%

The fair value of plan assets at January 31, 2010 and 2009 are as follows:

Type of Asset	January 31, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)
Balanced fund	$4,005	$—	$4,005	$—
UK long dated gilt fund	2,635	—	2,635	—
Cash	34	34	—	—

Total fair value of plan assets	$6,674	$34	$6,640	$—

Type of Asset	January 31, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)
Balanced fund	$2,988	$—	$2,988	$—
UK long dated gilt fund	2,157	—	2,157	—
Cash	19	19	—	—

Total fair value of plan assets	$5,164	$19	$5,145	$—

As specified in ASC 820, the framework for measuring fair value is based on independent observable inputs of market data and follows the following hierarchy:

Level 1—Quoted prices in active markets for identical assets and liabilities.

Level 2—Significant observable inputs based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuations for which all significant assumptions are observable.

Level 3—Significant unobservable inputs that are supported by little or no market activity that are significant to the fair value of the assets or liabilities.

When developing fair value measurements, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs. The following is a description of valuation methodologies used for assets measured at fair value.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 14—Employee Benefit Plans (Continued)

The Balanced Fund is comprised primarily of Aberdeen managed funds, with a focus on domestic and international equity securities such as common, preferred or other capital stock. The other fund assets include bonds, property and cash. The fund can hold cash balances up to a maximum of 20% of the Fund’s value. The fair value of this fund is based on information provided by Aberdeen, which respresents the net asset value of underlying investments which is redeemable on a daily price.

The UK long dated gilt fund is comprised primarily of investments in long dated sterling denominated investment grade UK government securities and other domestic and international debt related securities. The fair value of this fund is based on information provided by Aberdeen, which respresents the net asset value of underlying investments which is redeemable on a daily price.

The cash balance represents amounts held in bank accounts.

The accumulated benefit obligation is the actuarial present value of benefits attributed to employee services rendered to date, excluding assumptions about future compensation levels. The accumulated benefit obligation for all defined benefit pension plans was $8.7 million at January 31, 2010 and $6.2 million at January 31, 2009. The net underfunded pension liability was $2 million and $1 million as of January 31, 2010 and 2009, respectively. The increase in the liability in fiscal 2010 is primarily the result of a decrease in the discount rate.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement benefit plan. The assumed health care cost trend rates used in measuring the APBO were as follows at January 31:

	January 31
	2010	2009
Health care cost trend rate assumed next year	8.0%	8.5%
Ultimate trend rate	4.5%	4.5%
Year ultimate trend rate is reached	2017	2017

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 14—Employee Benefit Plans (Continued)

The following presents the effect of a 1% change in health care cost trend rates at January 31, 2010 (in thousands):

	1% Increase	1% Decrease
Change in health care cost trend rate:
Effect on service and interest costs	$73	$(62)
Effect on postretirement benefit obligation	944	(803)

The fiscal 2011 postretirement benefit costs will be based on a 5.75% discount rate.

Defined Contribution Retirement Plans

We sponsor a number of defined contribution retirement plans. We match employee contributions in varying degrees and also make contributions to certain plans based on a percentage of employee wages. Our expense under these plans was $5.7 million, $5.2 million and $5.4 million, for the years ended January 31, 2010, 2009 and 2008, respectively.

Note 15—Earnings Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended January 31
	2010	2009	2008
Basic earnings (loss) per share:
Net income (loss)	$(38,649)	$1,267	$60,147

Weighted average shares of common stock outstanding	10,816	10,794	11,841

	$(3.57)	$0.12	$5.08
Diluted earnings (loss) per share:
Net income (loss)	$(38,649)	$1,267	$60,147

Weighted average shares of common stock outstanding	10,816	10,794	11,841
Dilutive effect of stock options	—	283	492

Diluted weighted average shares of common stock outstanding	10,816	11,077	12,333

	$(3.57)	$0.11	$4.88

Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and stock appreciation rights and the amount of unvested restricted stock. All of the unexercised SARs and unvested restricted stock were not included in the fiscal 2010 calculation as the impact would be antidilutive. Unexercised SARS totaling 104,000 awards and unvested restricted stock totaling 26,000 shares were excluded from the fiscal 2009 calculation of diluted earnings per share because the impact would be antidilutive.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 16—Accumulated Other Comprehensive Income (Loss)

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
	(In thousands)
Balance at January 31, 2007	$14,675	$(2,381)	$12,294
Translation adjustment	22,817	—	22,817
Minimum pension/postretirement liability adjustment, net of tax effect of ($304)	—	562	562

Balance at January 31, 2008	37,492	(1,819)	35,673
Translation adjustment	(28,550)	—	(28,550)
Minimum pension/postretirement liability adjustment, net of tax effect of ($319)	—	1,144	1,144

Balance at January 31, 2009	8,942	(675)	8,267
Translation adjustment	16,470	—	16,470
Minimum pension/postretirement liability adjustment, net of tax effect of $359	—	(1,284)	(1,284)

Balance at January 31, 2010	$25,412	$(1,959)	$23,453

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

We purchase foreign currency forward exchange contracts with contract terms lasting up to six months, but generally less than one month, to protect against the adverse effects that exchange rate fluctuations may have on foreign currency denominated receivables and payables. We only purchase these contracts for actual exposures. These derivatives do not qualify for hedge accounting. The gains and losses on both the derivatives and the foreign currency denominated receivables and payables are recorded as transaction adjustments in current earnings thereby minimizing the effect on current earnings of exchange-rate fluctuations.

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

At January 31, 2010 and 2009, we had approximately $101.2 million and $115.7 million, respectively, of nominal value contracts in place to buy or sell foreign currency. The difference between the nominal and fair value is recorded in the consolidated financial statements as an unrealized foreign currency gain or loss. The principal currencies hedged are denominated in Canadian Dollars, Euros, British Pounds, Swedish Krona, Korean Won, Chinese Yuan and Japanese Yen.

Note 19—Acquisitions

We completed the following acquisitions during the three years ended January 31, 2010:

•

During fiscal 2008, we purchased American Compaction Equipment, Inc., a manufacturer of construction attachments located in San Juan Capistrano, California. The total purchase price was approximately $11.5 million, net of assumed liabilities.

Note 20—Supplementary Quarterly Financial Information (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)
	(In thousands, except per share amounts)
Year ended January 31, 2010
Net sales	$76,316	$76,643	$80,822	$80,572
Gross profit	$14,469	$18,533	$19,675	$18,393
Operating income (loss)	$(8,999)	$(10,638)	$1,017	$(12,874)
Net income (loss)	$(12,073)	$(12,303)	$157	$(14,430)
Net income (loss) per share:
Basic	$(1.12)	$(1.14)	$0.01	$(1.33)
Diluted	$(1.12)	$(1.14)	$0.01	$(1.33)
Year ended January 31, 2009
Net sales	$149,867	$150,103	$139,134	$95,068
Gross profit	$42,348	$42,717	$40,537	$22,946
Operating income (loss)	$17,752	$18,514	$17,815	$(42,604)
Net income (loss)	$10,858	$10,495	$10,415	$(30,501)
Net income (loss) per share:
Basic	$1.01	$0.97	$0.96	$(2.82)
Diluted	$0.98	$0.94	$0.94	$(2.82)

(1)	Amounts include a $46,376 ($31,576 after tax) asset impairment charge during the fourth quarter ended January 31, 2009.

Schedule II

Cascade Corporation

Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Foreign Currency Impact/Acquisitions	Balance at End of Period
Years ended January 31:
2010
Allowance for doubtful accounts receivable	$1,441	$210	$(449)	$126	$1,328
Valuation allowances-deferred tax assets	$12,444	$10,803	$—	$(1,236)	$22,011
Obsolete inventory reserve	$1,975	$952	$(1,515)	$193	$1,605
2009
Allowance for doubtful accounts receivable	$1,623	$422	$(394)	$(210)	$1,441
Valuation allowances-deferred tax assets	$11,672	$3,211	$(593)	$(1,846)	$12,444
Obsolete inventory reserve	$1,775	$634	$(176)	$(258)	$1,975
2008
Allowance for doubtful accounts receivable	$1,515	$45	$(123)	$186	$1,623
Valuation allowances-deferred tax assets	$8,752	$1,798	$(49)	$1,171	$11,672
Obsolete inventory reserve	$2,280	$497	$(1,182)	$180	$1,775

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework”. Based on our evaluation, our management concluded that, as of January 31, 2010, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of January 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the three months ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, on June 26, 2009 our Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our directors is set forth under the heading “Proposal 1: Election of Directors” in the Company’s Proxy Statement for its 2010 Annual Meeting to be filed within 120 days after our fiscal year end of January 31, 2010, (“Proxy Statement”) and is incorporated into this report by reference. Information regarding our executive officers is set forth in Part I of this report under “Officers of the Registrant.”

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Mr. Duane C. McDougall (Chair), Dr. Nicholas R. Lardy, Mr. James S. Osterman, Dr. Nancy A. Wilgenbusch, Mr. Peter D. Nickerson and Mr. Henry W. Wessinger II, each of whom is independent as independence for Audit Committee members is defined under New York Stock Exchange listing standards applicable to us.

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Duane C. McDougall, Chair of the Audit Committee, is an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K of the Exchange Act and is independent as independence for Audit Committee members is defined under New York Stock Exchange listing standards applicable to us.

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

Information concerning certain relationships and related transactions is included under “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated into this report by reference. Information concerning the independence of our directors is set forth under the heading “Corporate Governance and Other Board Matters—Board Independence” in the Proxy Statement and is incorporated into this report by reference.

Item 14.	Principal Accounting Fees and Services

Information concerning fees paid to our principal accountants is set forth under the heading “Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated into this report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements

The individual financial statements of the registrant and its subsidiaries have been omitted since Cascade is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together exceed 5% of the total consolidated assets at January 31, 2010, except indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the year of its origination.

3.	Exhibits

A list of exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by Cascade) is provided in the accompanying Exhibit Index.

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

/S/ ROBERT C. WARREN, JR. Robert C. Warren, Jr.	President and Chief Executive Officer, and Director (Principal Executive Officer)	April 5, 2010 Date

/S/ JOSEPH G. POINTER Joseph G. Pointer	Chief Financial Officer (Principal Financial and Accounting Officer)	April 5, 2010 Date

/S/ JAMES S. OSTERMAN James S. Osterman	Director	April 5, 2010 Date

/S/ NICHOLAS R. LARDY Nicholas R. Lardy	Director	April 5, 2010 Date

/S/ DUANE C. MCDOUGALL Duane C. McDougall	Director	April 5, 2010 Date

/S/ PETER D. NICKERSON Peter D. Nickerson	Director	April 5, 2010 Date

/S/ HENRY W. WESSINGER II Henry W. Wessinger II	Director	April 5, 2010 Date

/S/ NANCY A. WILGENBUSCH Nancy A. Wilgenbusch	Director	April 5, 2010 Date

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to Form 10-Q filed with the Commission on September 5, 2008.(1)

3.2	Bylaws, as amended April 6, 2007 filed as Exhibit 3.2 to Form 10-K filed with the Commission on April 16, 2007.(1)

10.1	Severance Agreement dated May 25, 2000, with Richard S. Anderson, filed as Exhibit 3 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)

10.2	Severance Agreement dated May 25, 2000, with Robert C. Warren, Jr., filed as Exhibit 1 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)

10.3	1999 Amendment and Restatement of the Cascade Corporation 1995 Senior Managers’ Incentive Stock Option Plan filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-103581) filed with the Commission on March 4, 2003.(1)(2)

10.4	Form of Stock Option Agreement for 1999 Amendment and Restatement of the Cascade Corporation 1995 Senior Managers’ Incentive Stock Option Plan filed as Exhibit 10.5 to Form 10-K filed with the Commission on April 18, 2005.(1)(2)

10.5	Cascade Corporation Stock Appreciation Rights and Restricted Stock Plan, filed as Exhibit 10.1 to Form 10-Q filed with the Commission on September 10, 2007.(1)(2)

10.6	Form of Stock Appreciation Rights Agreement for Cascade Corporation Stock Appreciation Rights Plan filed as Exhibit 10.7 to Form 10-K filed with the Commission on April 18, 2005.(1)(2)

10.7	Form of Restricted Stock Agreement (Employee) for Cascade Corporation Stock appreciation Rights and Restricted Stock Plan filed as Exhibit 10.2 to Form 10-Q filed with the Commission on September 10, 2007.(1)(2)

10.8	Form of Restricted Stock Agreement (Director) for Cascade Corporation Stock Appreciation Rights and Restricted Stock Plan filed as Exhibit 10.3 to Form 10-Q filed with the Commission on September 10, 2007.(1)(2)

10.9	Summary of Non-Employee Director and Named Executive Officer Compensation Arrangements.(2)

10.10	Loan Agreement dated February 28, 2003, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.1 to Form 8-K filed with the Commission on December 18, 2006.(1)

10.11	Amendment to Credit Agreement dated June 29, 2005, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.2 to Form 8-K filed with the Commission on December 18, 2006.(1)

10.12	Second Amendment to Credit Agreement dated February 24, 2006, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.3 to Form 8-K filed with the Commission on December 18, 2006.(1)

10.13	Third Amendment to Loan Agreement dated December 12, 2006, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.4 to Form 8-K filed with the Commission on December 18, 2006.(1)

10.14	Fourth Amendment to Loan Agreement dated October 3, 2007 among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.16 to Form 10-K filed with the Commission on April 8, 2008.(1)

Exhibit No.	Description
10.15	Fifth Amendment to Loan Agreement dated December 21, 2007 among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A. and Bank of America, N.A. as agent, filed as Exhibit 10.17 to Form 10-K filed with the Commission on April 8, 2008.(1)

10.16	Sixth Amendment to Loan Agreement dated July 29, 2009 among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.1 to Form 8-K filed with the Commission on August 3, 2009.(1)

10.17	Security Agreement dated July 29, 2009 between Cascade Corporation and Bank of America, N.A. as agent, filed as Exhibit 10.2 to Form 8-K filed with the Commission on August 3, 2009.(1)

14	Code of Ethics and Business Responsibilities for Directors, Officers, and Employees, filed as Exhibit 14 to Form 10-K filed with the Commission on April 8, 2008.(1)

21	Subsidiaries of the registrant.

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference.

(2)	Indicates management contract or compensatory plan or arrangement.