Form 10-Q
period 2010-04-30
CASCADE CORP
filed 2010-06-08
CIK 18061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of May 17, 2010 was 10,928,049.

CASCADE CORPORATION

FORM 10-Q

Quarter Ended April 30, 2010

Forward-Looking Statements

This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 2) contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross profit, expenses, earnings or losses from operations, synergies or other financial items; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include, but are not limited to:

•	General business and economic conditions globally, in particular North America, Europe, Asia Pacific and China;

•	Effectiveness of our cost reduction initiatives and reorganization plans;

•	Competitive factors and the cyclical nature of the materials handling industry and lift truck orders;

•	Risks and complexities associated with international operations;

•	Impact of tax law changes;

•	Foreign currency fluctuations;

•	Assumptions relating to pension and other postretirement costs;

•	Cost and availability of raw materials;

•	Environmental matters;

•	Fluctuations in interest rates;

•	Ability to comply with debt covenants;

•	Impact of acquisitions.

We undertake no obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report. See “Risk Factors” (Item 1A) for additional information on risk factors with the potential to impact our business.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited—in thousands, except per share amounts)

	Three Months Ended
	April 30
	2010	2009
Net sales	$94,392	$76,316
Cost of goods sold	66,678	61,847

Gross profit	27,714	14,469

Selling and administrative expenses	18,149	18,691
European restructuring costs	75	4,777

Operating income (loss)	9,490	(8,999)
Interest expense	579	426
Interest income	(46)	(113)
Foreign currency loss, net	305	—

Income (loss) before provision for income taxes	8,652	(9,312)
Provision for income taxes	2,986	2,761

Net income (loss)	$5,666	$(12,073)

Basic earnings (loss) per share	$0.52	$(1.12)
Diluted earnings (loss) per share	$0.51	$(1.12)

Basic weighted average shares outstanding	10,831	10,801
Diluted weighted average shares outstanding	11,049	10,801

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited—in thousands, except per share amounts)

	April 30 2010	January 31 2010
ASSETS
Current assets:
Cash and cash equivalents	$21,321	$20,201
Accounts receivable, less allowance for doubtful accounts of $1,363 and $1,328	60,163	50,910
Inventories	60,996	63,466
Deferred income taxes	4,418	4,230
Assets available for sale	8,748	9,125
Prepaid expenses and other	13,198	12,334

Total current assets	168,844	160,266
Property, plant and equipment, net	71,148	73,408
Goodwill	87,368	84,122
Deferred income taxes	20,224	21,022
Intangible assets, net	715	763
Other assets	2,272	2,350

Total assets	$350,571	$341,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$2,567	$2,927
Current portion of long-term debt	479	499
Accounts payable	21,697	20,542
Accrued payroll and payroll taxes	7,402	7,683
Accrued restructuring costs	2,432	5,260
Other accrued expenses	12,245	10,977

Total current liabilities	46,822	47,888
Long-term debt, net of current portion	56,234	55,990
Accrued environmental expenses	3,843	4,161
Deferred income taxes	4,731	4,839
Employee benefit obligations	9,239	9,120
Other liabilities	4,240	4,171

Total liabilities	125,109	126,169

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.50 par value, 40,000 authorized shares; 10,928 and 10,885 shares issued and outstanding	5,464	5,443
Additional paid-in capital	7,806	7,119
Retained earnings	185,194	179,747
Accumulated other comprehensive income	26,998	23,453

Total shareholders’ equity	225,462	215,762

Total liabilities and shareholders’ equity	$350,571	$341,931

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited—in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total	Year-To-Date
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Equity	Income
Balance at January 31, 2010	10,885	$5,443	$7,119	$179,747	$23,453	$215,762
Net income	—	—	—	5,666	—	5,666	$5,666
Dividends ($ 0.02 per share)	—	—	—	(219)	—	(219)	—
Common stock issued	43	21	(7)	—	—	14	—
Share-based compensation	—	—	694	—	—	694	—
Currency translation adjustment	—	—	—	—	3,545	3,545	3,545

Balance at April 30, 2010	10,928	$5,464	$7,806	$185,194	$26,998	$225,462	$9,211

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited—in thousands)

	Three Months Ended April 30
	2010	2009
Cash flows from operating activities:
Net income (loss)	$5,666	$(12,073)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Fixed asset write off due to restructuring	13	912
Depreciation	2,533	3,034
Amortization	48	114
Share-based compensation	694	1,149
Deferred income taxes	292	(227)
Loss (gain) on disposition of assets, net	(9)	21
Changes in operating assets and liabilities:
Accounts receivable	(9,475)	12,383
Inventories	1,919	11,127
Prepaid expenses and other	(2,068)	1,817
Accounts payable and accrued expenses	(308)	(2,878)
Income taxes payable and receivable	899	55
Other assets and liabilities	28	(363)

Net cash provided by operating activities	232	15,071

Cash flows from investing activities:
Capital expenditures	(755)	(784)
Proceeds from disposition of assets	20	36

Net cash used in investing activities	(735)	(748)

Cash flows from financing activities:
Payments on long-term debt	(10,123)	(23,117)
Proceeds from long-term debt	10,500	2,000
Notes payable to banks, net	(316)	(884)
Common stock issued under share-based compensation plans	14	—

Net cash provided by (used in) financing activities	75	(22,001)

Effect of exchange rate changes	1,548	(1,499)

Change in cash and cash equivalents	1,120	(9,177)
Cash and cash equivalents at beginning of period	20,201	31,185

Cash and cash equivalents at end of period	$21,321	$22,008

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

Note 2—Interim Financial Information

The accompanying consolidated financial statements for the interim periods ended April 30, 2010 and 2009 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

Note 3—Segment Information

Our operating units have several similar economic characteristics and attributes, including products, distribution patterns and classes of customers. As a result, we aggregate our operating units into four geographic operating segments related to the manufacturing, distribution and servicing of material handling load engagement products. We evaluate the performance of each of our operating segments based on income or loss before interest, foreign currency gains or losses and income taxes. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies contained in Note 2 of our consolidated financial statements included in our Form 10-K for the fiscal year ended January 31, 2010.

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

Segment Information

(In thousands)

	Three Months Ended April 30
2010	North America	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$45,293	$22,370	$13,810	$12,919		$94,392
Transfers between areas	6,402	102	49	4,835	(11,388)	—

Net sales and transfers	$51,695	$22,472	$13,859	$17,754	$(11,388)	$94,392

Gross profit	$15,567	$2,003	$3,767	$6,377		$27,714
Selling and administrative	10,310	4,464	2,328	1,047		18,149
European restructuring costs	—	75	—	—		75

Operating income (loss)	$5,257	$(2,536)	$1,439	$5,330		$9,490

Total assets	$177,294	$81,026	$39,887	$52,364		$350,571
Property, plant and equipment, net	$30,027	$13,659	$9,401	$18,061		$71,148
Capital expenditures	$394	$203	$56	$102		$755
Depreciation expense	$1,317	$544	$157	$515		$2,533

	Three Months Ended April 30
2009	North America	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$37,882	$20,877	$10,720	$6,837		$76,316
Transfers between areas	2,317	504	1	2,311	(5,133)	—

Net sales and transfers	$40,199	$21,381	$10,721	$9,148	$(5,133)	$76,316

Gross profit (loss)	$10,846	$(2,028)	$2,590	$3,061		$14,469
Selling and administrative	10,777	5,273	1,621	1,020		18,691
European restructuring costs	—	4,777	—	—		4,777

Operating income (loss)	$69	$(12,078)	$969	$2,041		$(8,999)

Total assets	$172,012	$105,644	$37,110	$50,848		$365,614
Property, plant and equipment, net	$32,832	$30,623	$8,576	$19,348		$91,379
Capital expenditures	$518	$70	$43	$153		$784
Depreciation expense	$1,398	$1,027	$124	$485		$3,034

Note 4—Inventories

During the three months ended April 30, 2010, inventories decreased due to reduced inventory purchases and fluctuations in foreign currencies. Inventories stated at the lower of average cost or market are presented below by major class (in thousands):

	April 30 2010	January 31 2010
Finished goods	$23,713	$24,573
Raw materials and components	37,283	38,893

	$60,996	$63,466

Note 5—Goodwill

During the three months ended April 30, 2010, goodwill increased due to fluctuations in foreign currencies. We have no goodwill recorded in China. The following table provides a breakdown of goodwill by geographic region (in thousands):

	April 30 2010	January 31 2010
North America	$73,950	$70,259
Europe	10,457	10,892
Asia Pacific	2,961	2,971

	$87,368	$84,122

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

Our SARS plan also permits the issuance of restricted shares of common stock. Upon the granting of restricted stock, common shares are issued to the recipient, but the shares may not be sold, assigned, transferred, pledged, or disposed of by the recipient until vested. Regardless of vesting, restricted shares have full voting rights and any dividends declared will be paid to the restricted stock recipient. Restricted shares granted to officers vest ratably over a period of three years. Restricted shares granted to directors prior to June 1, 2010, vest ratably over a period of four years and grants after May 31, 2010 vest after one year. The number of restricted shares issued to directors is based on the market value of our shares on the date of grant.

The SARS plan provides for the issuance of a maximum of 750,000 shares of common stock upon the exercise of SARS or issuance of restricted stock. As of April 30, 2010, a total of 282,000 shares of common stock have been issued under the SARS plan, which includes 96,000 shares of restricted stock. An additional 102,000 shares of common stock would be issued if all outstanding SARs at April 30, 2010 were exercised, based on the end of day share price of $34.86 on April 30, 2010.

Stock options provide the holder the right to receive our common shares at an established price. We have reserved 1,400,000 shares of common stock under our stock option plan. As of April 30, 2010, a total of 1,130,000 shares have been issued upon the exercise of stock options. No additional stock options can be granted under the terms of the plan. All outstanding stock options are fully vested and have a term of ten years.

A summary of the plans’ status at April 30, 2010 together with changes during the three months then ended is presented in the following tables (in thousands, except per share amounts):

	Stock Options		Stock Appreciation Rights
	Outstanding Awards	Weighted Average Exercise Price Per Share	Outstanding Awards	Weighted Average Exercise Price Per Share
Balance at January 31, 2010	279	$13.26	828	$34.33
Granted	—	—	—	—
Exercised	(58)	10.27	(15)	32.54
Forfeited	—	—	(4)	45.21

Balance at April 30, 2010	221	$14.04	809	$34.31

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock at January 31, 2010	60	$40.73
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested restricted stock at April 30, 2010	60	$40.73

We calculate share-based compensation cost for stock options and SARs using the Black-Scholes option pricing model.

We calculate share-based compensation cost for restricted stock by multiplying the fair market value of our common shares on the grant date by the number of restricted shares expected to vest. Share-based compensation is expensed ratably over the applicable vesting period. Additional information regarding the assumptions used to calculate fair value of our share-based compensation plans is presented in Note 2 to our consolidated financial statements included in our Form 10-K for the year ended January 31, 2010.

As of April 30, 2010, there was $2.5 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the plans. The following table represents as of April 30, 2010 the share-based compensation costs to be recognized in future periods (in thousands) for awards granted to date:

Fiscal Year	Amount
2011*	1,165
2012	876
2013	373
2014	85

$2,499

*	Represents last nine months of fiscal 2011.

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

Our specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision affecting our Fairview, Oregon manufacturing facility. The Records of Decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted since 1996 and current estimates provide for some level of activity to continue through 2019. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. The recorded liability for ongoing remediation activities at our Fairview facility was $2.9 million and $3.2 million at April 30, 2010 and January 31, 2010, respectively.

Springfield, Ohio

In March 2010 we signed a Facility Lead Corrective Action Agreement (Action Agreement) with the Ohio Environmental Protection Agency (EPA), which outlines a more comprehensive remediation plan at our Springfield, Ohio facility. We had previously been performing our remediation activities under a consent order signed in 1994, which had required the installation of remediation systems for the cleanup of groundwater contamination. The Action Agreement specifies an action plan that would allow us to be more proactive in our environmental cleanup efforts. During the fourth quarter of fiscal 2010 we accrued an additional $1.1 million of costs related to remediation activities related to the Action Agreement. The current estimate is that the remediation activities will continue through 2019. The recorded liability for ongoing remediation activities in Springfield was $1.9 million at April 30, 2010 and January 31, 2010.

Legal Proceedings

We are subject to legal proceedings, claims and litigation, in addition to the environmental matters previously discussed, arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect the ultimate costs to be material to our consolidated financial position, results of operations, or cash flows.

Note 8—Earnings Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended April 30
	2010	2009
Basic earnings (loss) per share:
Net income (loss)	$5,666	$(12,073)

Weighted average shares of common stock outstanding	10,831	10,801

	$0.52	$(1.12)

Diluted earnings (loss) per share:
Net income (loss)	$5,666	$(12,073)

Weighted average shares of common stock outstanding	10,831	10,801
Dilutive effect of stock awards	218	—

Diluted weighted average shares of common stock outstanding	11,049	10,801

	$0.51	$(1.12)

Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and stock appreciation rights and the amount of unvested restricted stock. Unexercised SARs totaling 594,000 awards were excluded from the calculation of diluted earnings per share for the quarter ended April 30, 2010 because they were antidilutive. The assumed exercise of stock awards and vesting of restricted stock was not included in the calculation for the quarter ended April 30, 2009 as the impact would have been antidilutive.

Note 9—Supplemental Cash Flow Information

The following table presents information that supplements the consolidated statements of cash flow (in thousands):

	For the Three Months Ended April 30
	2010	2009
Cash paid during the period for:
Interest	$590	$522
Income taxes	$2,635	$2,691

Supplemental disclosure of non-cash investing activities:
Dividends declared	$219	$543

Note 10—Benefit Plans

The following table represents the net periodic cost related to our defined benefit plans in England and France and our postretirement health benefit plan in the United States (in thousands):

	Defined Benefit Three Months Ended April 30		Postretirement Benefit Three Months Ended April 30
	2010	2009	2010	2009
Net periodic benefit cost:
Service cost	$5	$5	$31	$27
Interest cost	114	105	110	113
Expected return on plan assets	(106)	(85)	—	—
Recognized prior service cost	—	—	(19)	(19)
Recognized net actuarial loss	29	11	—	—

	$42	$36	$122	$121

Note 11—Recent Accounting Pronouncements

Subsequent events - In February 2010, the FASB issued new accounting guidance that amended the May 2009 subsequent events guidance described above to (1) eliminate the requirement for an SEC filer to disclose the date through which it has evaluated subsequent events, (2) clarify the period through which conduit bond obligors must evaluate subsequent events, and (3) refine the scope of the disclosure requirements for reissued financial statements. We adopted this new accounting guidance for our financial statements for the quarter ended April 30, 2010. The adoption of this guidance did not have an impact on our financial statements.

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

	2010	2009
Balance at January 31	$1,348	$1,312
Accruals for warranties issued during the period	460	557
Accruals for pre-existing warranties	150	578
Settlements during the period	(698)	(896)
Foreign currency changes	(5)	23

Balance at April 30	$1,255	$1,574

Note 13—Accumulated Other Comprehensive Income

During the three months ended April 30, 2010, accumulated other comprehensive income increased due to fluctuations in foreign currencies, primarily the Canadian Dollar and Australian Dollar. The following table presents the changes in and the components of accumulated other comprehensive income (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
Balance at January 31, 2010	$25,412	$(1,959)	$23,453
Currency translation adjustment	3,516	29	3,545

Balance at April 30, 2010	$28,928	$(1,930)	$26,998

Note 14—Income Taxes

The provision for income taxes in the first quarter of fiscal 2011 includes tax expense of $555,000 as a result of changes in the tax treatment of Medicare Part D subsidy receipts under the Patient Protection and Affordable Care Act of 2010. In the past, Medicare Part D subsidy receipts have been non-taxable, however payments received after 2012 will be subject to federal income taxes.

The provision for income taxes in the first quarter of fiscal 2010 was primarily a result of taxes due in countries where we generated income. We were unable to realize a tax benefit in several European countries where we incurred losses.

As of April 30, 2010 our liability for uncertain tax positions was $1.3 million which included an accrual for interest and penalties of $225,000. There were no material changes in uncertain tax positions during the current period.

We are subject to taxation primarily in the U.S., Canada and China, as well as various state and other foreign jurisdictions. The Internal Revenue Service (IRS) recently completed its review of our U.S. income tax returns for fiscal years 2004 - 2007. The IRS proposed adjustments of approximately $5 million related to interest deductions reported on tax returns for the 2004 and 2005 tax years. If sustained by the IRS, these adjustments would result in an additional federal and state tax liability of approximately $1.8 million. We are in the process of appealing this issue with the IRS and have determined that it is more-likely-than-not that we will prevail on this issue. As such, no amount has been recorded in our financial statements as of April 30, 2010 related to this matter. As of April 30, 2010, we remain subject to examination in various state and foreign jurisdictions for the 2004 - 2009 tax years.

Note 15—Restructuring Activities

During the first three months of fiscal 2011 and 2010 we incurred costs related to our European restructuring activities. The following table outlines the restructuring costs incurred during those periods (in thousands):

	For the Three Months Ended April 30
	2010	2009
Facility closures	$220	$79
Fixed asset write downs	13	912
Employee wages and benefits	(158)	3,333
Other restructuring	—	342
Professional fees	—	111

Total costs	$75	$4,777

As of April 30, 2010, $2.4 million of accrued restructuring costs are included on the consolidated balance sheet. We anticipate paying these costs by the end of fiscal 2011.

European restructuring costs by facility location are as follows (in thousands):

	For the Three Months Ended April 30
	2010	2009
Germany	$345	$—
France	13	4,434
England	(283)	—
The Netherlands	—	343

Total costs	$75	$4,777

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our businesses globally manufacture and distribute material handling load engagement products primarily for the lift truck industry and to a lesser extent the construction industry. We operate in four geographic segments: North America, Europe, Asia Pacific and China. All references to fiscal periods are defined as the period ended April 30, 2009 (fiscal 2010) and the period ended April 30, 2010 (fiscal 2011).

RECENT TRENDS AND DEVELOPMENTS AFFECTING OUR RESULTS

Global Economic & Lift Truck Market Conditions

The financial and banking crisis that began in the third quarter of fiscal 2009 triggered a significant deterioration in global economic conditions, which included depressed demand for lift trucks and our products that continued through the end of fiscal 2010. We believe we are beginning to see economic recovery with increased sales in all regions during the first quarter of fiscal 2011. In addition, the lift truck market appears to be recovering based on order and shipment rates. However, due to market volatility experienced over the last few years, it is difficult to predict with certainty how quickly and to what extent the markets will recover. Based on the current conditions, we believe the following:

•	North America has begun to recover and will increase at a rate between 5-10% for the remainder of the year.

•	Europe has begun to recover at a slow pace. However, it is uncertain how the current debt crisis existing for several European Union countries will impact European economies or the lift truck market.

•	The Asia Pacific market will experience growth during the remainder of fiscal 2011 at a rate between 10-15%.

•	The market in China will continue to be strong but down from the shipment levels in the first quarter.

Additional information on lift truck industry trends can be found at www.cascorp.com/investor/industrytrends. This website address is intended to provide an inactive, textual reference only. The information at this website is not part of this Form 10-Q and is not incorporated by reference.

Europe Restructuring

Beginning in fiscal 2009, we took a number of steps to change the structure of our European business and improve operational efficiencies with the goal of achieving a sustainable level of operating income. These steps included closing production facilities in Germany, The Netherlands and France, changes in management personnel, other workforce reductions within Europe and movement of certain production activities to Italy.

During the first quarter of fiscal 2011, we have seen progress as a result of our restructuring efforts, as we experienced our highest gross profit margin percentage since fiscal 2009. However, our results still fell short of our expectations due to the write down of obsolete inventory, high freight costs, competitive pricing of certain products and costs to transfer the warehousing and delivery of our forks in France and Germany to a third party provider.

We are continuing to look for further opportunities to improve our European operations and believe that over the long-term our objective of sustained profitability in Europe will be met.

COMPARISON OF FIRST QUARTER OF FISCAL 2011 AND FISCAL 2010

Executive Summary

	Three Months Ended April 30
	2010	2009	Change	Change %
	(In thousands except per share amounts)
Net sales	$94,392	$76,316	$18,076	24%
Operating income (loss)	$9,490	$(8,999)	$18,489	—
Income (loss) before taxes	$8,652	$(9,312)	$17,964	—
Provision for income taxes	$2,986	$2,761	$225	8%
Effective tax rate	35%	(30)%	—	—
Net income (loss)	$5,666	$(12,073)	$17,739	—
Diluted earnings (loss) per share	$0.51	$(1.12)	$1.63	—

The following is an overview for the first quarter of fiscal 2011. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Consolidated net sales increased 19% due to higher sales volumes as a result of improving economic conditions and a strong lift truck market. Global lift truck shipments increased 17% compared to the prior year. We have found that while lift truck industry shipments provide an indication of the long-term direction of our business activity, changes in our quarterly net sales do not correspond directly to the quarterly percentage changes in lift truck shipments or orders.

•

Our consolidated gross profit percentage increased from 19% to 29% during fiscal 2011, primarily as a result of improved absorption of fixed and variable costs due to increased sales volumes in all regions and the benefit of cost cutting measures implemented during fiscal 2010.

•	We incurred restructuring costs of $4.8 million during fiscal 2010, primarily as a result of the closure of our fork facility in France.

•

The income tax expense during fiscal 2010 was a result of taxes due in countries where we generated income. We were unable to realize a tax benefit in several European countries where we incurred losses.

North America

	Three Months Ended April 30
	2010	%	2009	%	Change	Change %
	(In thousands)
Net sales	$45,293	88%	$37,882	94%	$7,411	20%
Transfers between areas	6,402	12%	2,317	6%	4,085	176%

Net sales and transfers	51,695	100%	40,199	100%	11,496	29%

Cost of goods sold	36,128	70%	29,353	73%	6,775	23%

Gross profit	15,567	30%	10,846	27%	4,721	44%

Selling and administrative	10,310	20%	10,777	27%	(467)	(4)%

Operating income	$5,257	10%	$69	0%	$5,188	—

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$6,692	18%
Foreign currency change	719	2%

Total	$7,411	20%

The following summarizes financial results for North America for the first quarter of fiscal 2011. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 18% primarily due to higher sales volumes as a result of improving economic conditions. In contrast, lift truck industry shipments decreased by 26% compared to the prior year.

•	Transfers to other Cascade locations increased 176% due to increased demand in China and Europe.

•

Our gross profit percentage increased due to improved absorption of fixed and variable costs as a result of higher sales volumes during the current year and a reduction of overhead costs as a result of headcount reductions and other cost cutting measures implemented in the prior year.

•	Selling and administrative costs decreased by 7% primarily due to higher product warranty claims in the prior year.

Europe

	Three Months Ended April 30
	2010	%	2009	%	Change	Change %
	(In thousands)
Net sales	$22,370	100%	$20,877	98%	$1,493	7%
Transfers between areas	102	—	504	2%	(402)	(80)%

Net sales and transfers	22,472	100%	21,381	100%	1,091	5%
Cost of goods sold	20,469	91%	23,409	109%	(2,940)	(13)%

Gross profit (loss)	2,003	9%	(2,028)	(9)%	4,031	199%
Selling and administrative	4,464	20%	5,273	25%	(809)	(15)%
European restructuring costs	75	—	4,777	22%	(4,702)	(98)%

Operating loss	$(2,536)	(11)%	$(12,078)	(56)%	$9,542	79%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$487	2%
Foreign currency change	1,006	5%

Total	$1,493	7%

The following summarizes financial results for Europe for the first quarter of fiscal 2011. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales increased 2% primarily due to higher sales volumes as a result of a slight improvement in economic conditions. Lift truck industry shipments for the quarter decreased 16% when compared with the prior year.

•

During the first quarter of fiscal 2011 we experienced the highest gross profit margin in Europe since fiscal 2009 as a result of our recent restructuring efforts, which included closing production facilities in Germany, The Netherlands and France, changes in management personnel, other workforce reductions within Europe and the movement of certain production activities to Italy.

•	Selling and administrative costs decreased by 18% due to lower personnel, selling and other general costs as a result of our restructuring efforts.

•

Restructuring costs in the prior year were primarily a result of the closure of our fork manufacturing facility in France. These costs included employee wage and benefit costs of $3.3 million, fixed asset write downs of $912,000 and legal and other restructuring costs of $532,000.

Asia Pacific

	Three Months Ended April 30
	2010	%	2009	%	Change	Change %
	(In thousands)
Net sales	$13,810	100%	$10,720	100%	$3,090	29%
Transfers between areas	49	—	1	—	48	—

Net sales and transfers	13,859	100%	10,721	100%	3,138	29%

Cost of goods sold	10,092	73%	8,131	76%	1,961	24%

Gross profit	3,767	27%	2,590	24%	1,177	45%

Selling and administrative	2,328	17%	1,621	15%	707	44%

Operating income	$1,439	10%	$969	9%	$470	49%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$900	8%
Foreign currency change	2,190	21%

Total	$3,090	29%

The following summarizes financial results for Asia Pacific for the first quarter of fiscal 2011. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales increased 8% primarily due to higher sales volumes as a result of an improvement in economic conditions and a strong lift truck market. Lift truck industry shipments for the quarter increased 19% when compared with the prior year.

•	Our gross profit percentage increased due to the benefit of fixed and variable cost absorption as a result of higher sales volumes and fluctuations in foreign currency rates.

•	Selling and administrative costs are 21% higher due to personnel, warranty and other general costs. Personnel costs in the prior year were abnormally low as a result of a payroll accrual adjustment.

China

	Three Months Ended April 30
	2010	%	2009	%	Change	Change %
	(In thousands)
Net sales	$12,919	73%	$6,837	75%	$6,082	89%
Transfers between areas	4,835	27%	2,311	25%	2,524	109%

Net sales and transfers	17,754	100%	9,148	100%	8,606	94%
Cost of goods sold	11,377	64%	6,087	67%	5,290	87%

Gross profit	6,377	36%	3,061	33%	3,316	108%
Selling and administrative	1,047	6%	1,020	11%	27	3%

Operating income	$5,330	30%	$2,041	22%	$3,289	161%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$6,071	89%
Foreign currency change	11	0%

Total	$6,082	89%

The following summarizes financial results for China for the first quarter of fiscal 2011. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales increased 89% primarily due to higher sales volumes as a result of the recovery of the Chinese economy and lift truck market. Lift truck industry shipments within China for the quarter increased 103% when compared with the prior year.

•	Transfers to other Cascade locations increased due to higher customer demand in Europe and Asia Pacific.

•	Our gross profit percentage increased due to improved absorption of fixed and variable costs as a result of higher sales volumes in the current year.

•	Sales and administrative costs increased 3% due to higher selling, engineering and other general costs.

Non-Operating Items

The following are financial highlights for non-operating items during the first quarter of fiscal 2011:

•	Interest expense increased $153,000 during fiscal 2011 primarily due to higher interest rates in the current year.

•

The effective tax rate for fiscal 2011 is 35% compared to a (30%) tax rate in the prior year. The provision for income taxes in the first quarter of fiscal 2011 includes tax expense of $555,000 as a result of changes in the tax treatment of Medicare Part D subsidy receipts under the Patient Protection and Affordable Care Act of 2010. In the past, Medicare Part D subsidy receipts have been non-taxable, however payments received after 2012 will be subject to federal income taxes. The provision for income taxes in the first quarter of fiscal 2010 was primarily a result of taxes due in countries where we generated income. We were unable to realize a tax benefit in several European countries where we incurred losses.

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

In addition, management refers to this measure to facilitate internal and external comparisons to our historical operating results, in making operating decisions, for budget planning purposes, and to form the basis upon which management is compensated. This measure should be considered in addition to, not as a substitute for, or superior to, gross profit, income from operations, cash flow from operating activities, or other measures of financial performance prepared in accordance with generally accepted accounting principles. The following table presents a summary of our free cash flow:

	Three Months Ended April 30
	2010	2009
	(In thousands)
Cash flow from operating activities	$232	$15,071
Capital expenditures	(755)	(784)

Free cash flow	$(523)	$14,287

The decrease in free cash flow during fiscal 2011 is primarily a result of higher levels of accounts receivable due to increased sales volumes and the need to maintain inventory balances at current levels to meet customer needs.

Statements of Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended April 30, 2010 and April 30, 2009 by classifying transactions into three major categories of activities: operating, investing and financing.

The following table presents a summary of our cash flows:

	For the Three Months Ended April 30
	2010	2009
	(In thousands)
Operating activities	$232	$15,071
Investing activities	(735)	(748)
Financing activities	75	(22,001)
Effect of exchange rate changes	1,548	(1,499)

Net change in cash	$1,120	$(9,177)

Operating Activities

Our primary source of liquidity is cash generated from operating activities, which is measured as net income or loss adjusted for changes in working capital and non-cash operating items such as depreciation, amortization and share-based compensation.

Net cash provided by operating activities decreased from $15.1 million in fiscal 2010 to $232,000 in fiscal 2011 due to the following:

•	The net loss in fiscal 2010 was a result of significantly lower sales volumes, lower gross margins and significant restructuring charges.

•

Inventories decreased $1.9 million during the current year compared to a decrease of $11.1 million in fiscal 2010. We have maintained our levels of inventory in the current year. During fiscal 2010, we focused on lowering inventory quantities by limiting purchases of materials and lowering levels of finished goods needed to meet lower customer demand.

•	During fiscal 2011, accounts receivable increased $9.5 million compared to a decrease of $12.4 million in fiscal 2010. The increase in the current year is primarily a result of higher sales.

Investing Activities

Our primary investing activity is capital expenditures, which are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Capital expenditures by geographic segment were as follows (in thousands):

	Three Months Ended April 30
	2010	2009
North America	$394	$518
Europe	203	70
Asia Pacific	56	43
China	102	153

	$755	$784

The following are investing activity highlights:

•	Capital expenditures during fiscal 2011 and 2010 are below historical levels as we have limited spending to only critical projects. We expect this to continue through the end of fiscal 2011.

•	We expect capital expenditures for the remainder of fiscal 2011 to be approximately $7 million.

Financing Activities

The following are major financing activities:

•

Net borrowings made against our long-term debt and notes payable were $61,000 during the first three months of fiscal 2011 compared to net payments of $22 million during the first three months of fiscal 2010. In the prior year, we focused on paying down our debt with available cash.

•	We declared dividends totaling $219,000 ($0.02 per share) and $543,000 ($0.05 per share) during the first three months of fiscal 2011 and 2010, respectively.

FINANCIAL CONDITION AND LIQUIDITY

The following are highlights regarding our financial condition and liquidity for the first three months of fiscal 2011:

•

Our working capital, defined as current assets less current liabilities, increased from $112.4 million at January 31, 2010 to $122.0 million at April 30, 2010. Our current ratio increased from 3.3 to 1 at January 31, 2010 to 3.6 to 1 at April 30, 2010.

•	Total outstanding debt, including notes payable to banks, decreased slightly from $59.4 million at January 31, 2010 to $59.3 million at April 30, 2010.

The following are details on our two debt covenant ratios, which are calculated quarterly, based on actual results from the previous twelve months:

Fixed charge coverage ratio – requires earnings before interest, taxes, depreciation, amortization and other non-cash charges (EBITDA), adjusted for cash taxes paid, an established level of capital expenditures and cash dividends, to be 1.25 times required debt service payments, principal and interest on outstanding debt through July 30, 2010 and 1.5 times from July 31, 2010 onward. The actual fixed charge coverage ratio at April 30, 2010 was 6.6.

Leverage ratio – requires outstanding debt and letters of credit to be less than 3.5 times EBITDA through July 30, 2010 and less than 3.0 times EBITDA from July 31, 2010 onward. The actual leverage ratio at April 20, 1010 was 2.1.

We were in compliance with our debt covenants at April 30, 2010. We believe our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditure and debt requirements for the next twelve months.

As of April 30, 2010, outstanding borrowings under this line of credit totaled $53 million and an additional $1.6 million was used to issue letters of credit. No principal payments are required until December 2011. The interest rate on the line of credit, which was based on LIBOR plus a margin of 2.5% at April 30, 2010 was 2.82%.

OTHER MATTERS

The following table represents the three-month percentage change from January 31, 2010 to April 30, 2010 in the end of month foreign currency rates compared to the U.S. dollar used by our significant operations. As a result of these changes, foreign currency translation adjustments increased shareholders’ equity by $3.5 million during the quarter ended April 30, 2010.

Currency	Change for Three Months Ended April 30, 2010
Australian Dollar	5%
Canadian Dollar	5%
Korean Won	5%
British Pound	(4)%
Euro	(4)%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. We evaluate our estimates and judgments on an on-going basis, including those related to uncollectible receivables, inventories, impairment of goodwill, warranty obligations, environmental liabilities, benefit plans, share-based compensation and deferred taxes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth in our Annual Report on Form 10-K for the year ended January 31, 2010.

OFF BALANCE SHEET ARRANGEMENTS

At April 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

Subsequent events - In February 2010, the FASB issued new accounting guidance that amended the May 2009 subsequent events guidance described above to (1) eliminate the requirement for an SEC filer to disclose the date through which it has evaluated subsequent events, (2) clarify the period through which conduit bond obligors must evaluate subsequent events, and (3) refine the scope of the disclosure requirements for reissued financial statements. We adopted this new accounting guidance for our financial statements for the quarter ended April 30, 2010. The adoption of this guidance did not have an impact on our financial statements.

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

The table below illustrates the hypothetical increase in net sales for the first quarter of fiscal 2011 resulting from a 10% weaker U.S. dollar against foreign currencies which impact our operations (in millions):

Euro	$1.9
Chinese yuan	1.3
Japanese yen	0.5
Australian dollar	0.4
Canadian dollar	0.4
British pound	0.3
Other currencies (representing 5% of consolidated net sales)	0.4

A 10% weaker U.S. dollar during the quarter, measured against foreign currencies that affect our operations, would have increased our operating income by $723,000.

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

Presuming that the full impact of steel price increases is reflected in all steel and steel based component purchases, we estimate our gross profit percentage would decrease by approximately 0.4% for each 1.0% increase in steel prices. Based on our statement of operations for the three months ended April 30, 2010, a 1.0% increase in steel prices would have decreased consolidated gross profit by approximately $333,000.

The majority of our debt as of April 30, 2010 had a variable interest rate, which was 2.82% at April 30, 2010 and was based on LIBOR plus a margin of 2.5%. Based on the April 30, 2010 outstanding balance of our variable rate debt of $53 million, a 1% increase in our interest rate would result in a $530,000 increase in annual interest expense.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the three months ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There are no material changes from risk factors previously disclosed in our Form 10-K for the year ended January 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits

A list of exhibits filed or furnished with this report on Form 10-Q (or incorporated by reference to exhibits previously filed or furnished by Cascade) is provided in the accompanying Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASCADE CORPORATION
June 8, 2010
/s/ JOSEPH G. POINTER
Joseph G. Pointer
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Amended and Restated Cascade Corporation Stock Appreciation Rights and Restricted Stock Plan (as amended effective March 30, 2010).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.