Form 10-Q
period 2010-07-31
CASCADE CORP
filed 2010-09-07
CIK 18061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2010

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

The number of shares outstanding of the registrant’s common stock as of August 17, 2010 was 10,961,179.

CASCADE CORPORATION

FORM 10-Q

Quarter Ended July 31, 2010

Forward-Looking Statements

This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 2) contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross profit, expenses, earnings or losses from operations or other financial items; synergies; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include, but are not limited to:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited — in thousands, except per share amounts)

	Three Months Ended July 31		Six Months Ended July 31
	2010	2009	2010	2009
Net sales	$97,741	$76,643	$192,133	$152,959
Cost of goods sold	68,221	58,110	134,899	119,957

Gross profit	29,520	18,533	57,234	33,002

Selling and administrative expenses	19,113	17,582	37,262	36,273
European restructuring costs	(6)	11,589	69	16,366

Operating income (loss)	10,413	(10,638)	19,903	(19,637)
Interest expense	575	371	1,154	797
Interest income	(39)	(57)	(85)	(170)
Foreign currency loss, net	215	151	520	151

Income (loss) before provision for income taxes	9,662	(11,103)	18,314	(20,415)
Provision for income taxes	6,430	1,200	9,416	3,961

Net income (loss)	$3,232	$(12,303)	$8,898	$(24,376)

Basic earnings (loss) per share	$0.30	$(1.14)	$0.82	$(2.26)
Diluted earnings (loss) per share	$0.29	$(1.14)	$0.80	$(2.26)

Basic weighted average shares outstanding	10,889	10,814	10,860	10,807
Diluted weighted average shares outstanding	11,089	10,814	11,059	10,807

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except per share amounts)

	July 31 2010	January 31 2010
ASSETS
Current assets:
Cash and cash equivalents	$22,363	$20,201
Accounts receivable, less allowance for doubtful accounts of $1,193 and $1,328	64,313	50,910
Inventories	62,977	63,466
Deferred income taxes	4,341	4,230
Assets available for sale	8,513	9,125
Prepaid expenses and other	13,150	12,334

Total current assets	175,657	160,266
Property, plant and equipment, net	70,207	73,408
Goodwill	86,303	84,122
Deferred income taxes	19,246	21,022
Intangible assets, net	679	763
Other assets	2,766	2,350

Total assets	$354,858	$341,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$2,070	$2,927
Current portion of long-term debt	521	499
Accounts payable	23,181	20,542
Accrued payroll and payroll taxes	7,685	7,683
Accrued restructuring costs	1,379	5,260
Other accrued expenses	13,702	10,977

Total current liabilities	48,538	47,888
Long-term debt, net of current portion	54,635	55,990
Accrued environmental expenses	3,637	4,161
Deferred income taxes	4,203	4,839
Employee benefit obligations	9,377	9,120
Other liabilities	4,381	4,171

Total liabilities	124,771	126,169

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.50 par value, 40,000 authorized shares;
10,961 and 10,885 shares issued and outstanding	5,481	5,443
Additional paid-in capital	8,734	7,119
Retained earnings	187,879	179,747
Accumulated other comprehensive income	27,993	23,453

Total shareholders’ equity	230,087	215,762

Total liabilities and shareholders’ equity	$354,858	$341,931

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited – in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total	Year-To-Date
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Equity	Income
Balance at January 31, 2010	10,885	$5,443	$7,119	$179,747	$23,453	$215,762

Net income	—	—	—	8,898	—	8,898	$8,898
Dividends ($ 0.07 per share)	—	—	—	(766)	—	(766)	—
Common stock issued	76	38	(24)	—	—	14	—
Share-based compensation	—	—	1,639	—	—	1,639	—
Currency translation adjustment	—	—	—	—	4,540	4,540	4,540

Balance at July 31, 2010	10,961	$5,481	$8,734	$187,879	$27,993	$230,087	$13,438

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Six Months Ended July 31
	2010	2009
Cash flows from operating activities:
Net income (loss)	$8,898	$(24,376)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Fixed asset write off due to restructuring	13	4,885
Depreciation	4,973	6,091
Amortization	84	233
Share-based compensation	1,639	2,143
Deferred income taxes	918	(1,688)
Loss on disposition of assets, net	6	34
Changes in operating assets and liabilities:
Accounts receivable	(13,600)	17,955
Inventories	(277)	22,520
Prepaid expenses and other	(3,731)	2,333
Accounts payable and accrued expenses	2,337	(225)
Income taxes payable and receivable	2,494	2,539
Other assets and liabilities	(383)	(995)

Net cash provided by operating activities	3,371	31,449

Cash flows from investing activities:
Capital expenditures	(1,905)	(1,831)
Proceeds from disposition of assets	117	130

Net cash used in investing activities	(1,788)	(1,701)

Cash flows from financing activities:
Cash dividends paid	(766)	(1,087)
Payments on long-term debt	(32,999)	(55,735)
Proceeds from long-term debt	31,500	19,500
Notes payable to banks, net	(906)	(1,172)
Common stock issued under share-based compensation plans	14	—

Net cash used in financing activities	(3,157)	(38,494)

Effect of exchange rate changes	3,736	(4,612)

Change in cash and cash equivalents	2,162	(13,358)
Cash and cash equivalents at beginning of period	20,201	31,185

Cash and cash equivalents at end of period	$22,363	$17,827

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

Note 2—Interim Financial Information

The accompanying consolidated financial statements for the interim periods ended July 31, 2010 and 2009 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

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

Segment Information

(In thousands)

	Three Months Ended July 31
2010	North America	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$48,177	$21,887	$14,243	$13,434		$97,741
Transfers between areas	6,227	96	61	6,598	(12,982)	—

Net sales and transfers	$54,404	$21,983	$14,304	$20,032	$(12,982)	$97,741

Gross profit	$16,119	$2,953	$3,746	$6,702		29,520
Selling and administrative	11,324	4,273	2,337	1,179		19,113
European restructuring costs	—	(6)	—	—		(6)

Operating income (loss)	$4,795	$(1,314)	$1,409	$5,523		$10,413

Total assets	$177,379	$79,170	$42,962	$55,347		$354,858
Property, plant and equipment, net	$29,463	$12,648	$10,134	$17,962		$70,207
Capital expenditures	$623	$19	$209	$299		$1,150
Depreciation expense	$1,269	$494	$152	$525		$2,440

	Three Months Ended July 31
2009	North America	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$37,085	$20,740	$10,946	$7,872		$76,643
Transfers between areas	4,444	773	14	2,576	(7,807)	—

Net sales and transfers	$41,529	$21,513	$10,960	$10,448	$(7,807)	$76,643

Gross profit	$11,781	$308	$2,804	$3,640		18,533
Selling and administrative	10,092	4,608	1,938	944		17,582
European restructuring costs	—	11,589	—	—		11,589

Operating income (loss)	$1,689	$(15,889)	$866	$2,696		$(10,638)

Total assets	$172,795	$103,294	$35,607	$44,561		$356,257
Property, plant and equipment, net	$32,185	$28,310	$9,255	$18,994		$88,744
Capital expenditures	$316	$222	$324	$185		$1,047
Depreciation expense	$1,426	$1,003	$142	$486		$3,057

	Six Months Ended July 31
2010	North America	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$93,470	$44,257	$28,053	$26,353		$192,133
Transfers between areas	12,629	198	110	11,433	(24,370)	—

Net sales and transfers	$106,099	$44,455	$28,163	$37,786	$(24,370)	$192,133

Gross profit	$31,686	$4,956	$7,513	$13,079		57,234
Selling and administrative	21,634	8,737	4,665	2,226		37,262
European restructuring costs	—	69	—	—		69

Operating income (loss)	$10,052	$(3,850)	$2,848	$10,853		$19,903

Capital expenditures	$1,017	$222	$265	$401		$1,905
Depreciation expense	$2,586	$1,038	$309	$1,040		$4,973

	Six Months Ended July 31
2009	North America	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$74,967	$41,617	$21,666	$14,709		$152,959
Transfers between areas	6,761	1,277	15	4,887	(12,940)	—

Net sales and transfers	$81,728	$42,894	$21,681	$19,596	$(12,940)	$152,959

Gross profit (loss)	$22,627	$(1,720)	$5,394	$6,701		33,002
Selling and administrative	20,869	9,881	3,559	1,964		36,273
European restructuring costs	—	16,366	—	—		16,366

Operating income (loss)	$1,758	$(27,967)	$1,835	$4,737		$(19,637)

Capital expenditures	$834	$292	$367	$338		$1,831
Depreciation expense	$2,824	$2,030	$266	$971		$6,091

Note 4—Inventories

During the six months ended July 31, 2010, inventories decreased primarily due to fluctuations in foreign currencies. Inventories stated at the lower of average cost or market are presented below by major class (in thousands):

	July 31 2010	January 31 2010
Finished goods	$24,694	$24,573
Raw materials and components	38,283	38,893

	$62,977	$63,466

Note 5—Goodwill

During the six months ended July 31, 2010, goodwill increased primarily due to the strengthening of the Canadian Dollar against the U.S. Dollar. We have no goodwill recorded in China. The following table provides a breakdown of goodwill by geographic region (in thousands):

	July 31 2010	January 31 2010
North America	$73,045	$70,259
Europe	10,292	10,892
Asia Pacific	2,966	2,971

	$86,303	$84,122

Note 6—Share-Based Compensation Plans

We have granted three types of share-based awards to officers, key managers and directors under our share-based compensation plans: stock appreciation rights (SARS), restricted stock and stock options. The grant prices are established by our Board of Directors’ Compensation Committee at the time the awards are granted. We issue new common shares upon the exercise of all awards.

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

Our SARS plan also permits the issuance of restricted shares of common stock. Upon the granting of restricted stock, common shares are issued to the recipient, but the shares may not be sold, assigned, transferred, pledged, or disposed of by the recipient until vested. Regardless of vesting, restricted shares have full voting rights and any dividends declared will be paid to the restricted stock recipient. Restricted shares granted to officers vest ratably over a period of three years. Restricted shares granted to directors prior to June 1, 2010 vest ratably over a period of four years and grants after May 31, 2010 vest after one year. The number of restricted shares issued to directors is based on the market value of our shares on the date of grant.

The SARS plan provides for the issuance of a maximum of 750,000 shares of common stock upon the exercise of SARS or issuance of restricted stock. As of July 31, 2010, a total of 315,000 shares of common stock have been issued under the SARS plan, which includes 120,000 shares of restricted stock. An additional 140,000 shares of common stock would be issued if all outstanding SARs at July 31, 2010 were exercised, based on the end of day share price of $38.17 on July 31, 2010.

Stock options provide the holder the right to receive our common shares at an established price. We have reserved 1,400,000 shares of common stock under our stock option plan. As of July 31, 2010, a total of 1,130,000 shares have been issued upon the exercise of stock options. No additional stock options can be granted under the terms of the plan. All outstanding stock options are fully vested and have a term of ten years.

A summary of the plans’ status at July 31, 2010 together with changes during the six months then ended is presented in the following tables (in thousands, except per share amounts):

	Stock Options		Stock Appreciation Rights
	Outstanding Awards	Weighted Average Exercise Price Per Share	Outstanding Awards	Weighted Average Exercise Price Per Share
Balance at January 31, 2010	279	$13.26	828	$34.33
Granted	—	—	44	32.01
Exercised	(58)	10.27	(40)	27.69
Forfeited	—	—	(5)	50.31

Balance at July 31, 2010	221	$14.04	827	$34.42

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock at January 31, 2010	60	$40.73
Granted	24	32.01
Vested	(28)	50.80
Forfeited	—	—

Unvested restricted stock at July 31, 2010	56	$31.85

We calculate share-based compensation cost for stock options and SARs using the Black-Scholes option pricing model. The range of assumptions used to compute share-based compensation are as follows:

	Granted in Fiscal 2011	Granted Prior to Fiscal 2011
Risk-free interest rate	2.4%	2.3 - 5.1%
Expected volatility	53%	40 - 48%
Expected dividend yield	0.6%	0.8 - 2.8%
Expected life (in years)	6	5 - 7
Weighted average fair value at date of grant	$16.16	$4.16 - $33.31

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

As of July 31, 2010, there was $3.4 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the plans. The following table represents as of July 31, 2010 the share-based compensation costs to be recognized in future periods (in thousands) for awards granted to date:

Fiscal Year	Amount
2011*	1,035
2012	1,341
2013	687
2014	297
2015	57

$3,417

*	Represents last six months of fiscal 2011.

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

Our specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision affecting our Fairview, Oregon manufacturing facility. The Records of Decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted since 1996 and current estimates provide for some level of activity to continue through 2019. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. The recorded liability for ongoing remediation activities at our Fairview facility was $2.8 million and $3.2 million at July 31, 2010 and January 31, 2010, respectively.

Springfield, Ohio

In March 2010 we signed a Facility Lead Corrective Action Agreement (Action Agreement) with the Ohio Environmental Protection Agency (EPA), which outlines a more comprehensive remediation plan at our Springfield, Ohio facility. We had previously been performing our remediation activities under a consent order signed in 1994, which had required the installation of remediation systems for the cleanup of groundwater contamination. The Action Agreement specifies an action plan that would allow us to be more proactive in our environmental cleanup efforts. During the fourth quarter of fiscal 2010 we accrued an additional $1.1 million of costs related to remediation activities related to the Action Agreement. The current estimate is that the remediation activities will continue through 2019. The recorded liability for ongoing remediation activities in Springfield was $1.8 million and $1.9 million at July 31, 2010 and January 31, 2010, respectively.

Legal Proceedings

We are subject to legal proceedings, claims and litigation, in addition to the environmental matters previously discussed, arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect the ultimate costs to be material to our consolidated financial position, results of operations, or cash flows.

Note 8—Earnings Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended July 31		Six Months Ended July 31
	2010	2009	2010	2009
Basic earnings (loss) per share:
Net income (loss)	$3,232	$(12,303)	$8,898	$(24,376)

Weighted average shares of common stock outstanding	10,889	10,814	10,860	10,807

	$0.30	$(1.14)	$0.82	$(2.26)
Diluted earnings (loss) per share:
Net income (loss)	$3,232	$(12,303)	$8,898	$(24,376)

Weighted average shares of common stock outstanding	10,889	10,814	10,860	10,807
Dilutive effect of stock awards	200	—	199	—

Diluted weighted average shares of common stock outstanding	11,089	10,814	11,059	10,807

	$0.29	$(1.14)	$0.80	$(2.26)

Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and stock appreciation rights and the amount of unvested restricted stock. Unexercised SARs totaling 572,000 awards were excluded from the calculation of diluted earnings per share for fiscal 2011 because they were antidilutive. The assumed exercise of stock awards and vesting of restricted stock was not included in the fiscal 2010 calculations as the impact would have been antidilutive.

Note 9—Supplemental Cash Flow Information

The following table presents information that supplements the consolidated statements of cash flow (in thousands):

	For the Six Months Ended July 31
	2010	2009
Cash paid during the period for:
Interest	$1,139	$891
Income taxes	$5,838	$2,773

Note 10—Benefit Plans

The following table represents the net periodic cost related to our defined benefit plans in England and France and our postretirement health benefit plan in the United States (in thousands):

	Defined Benefit Three Months Ended July 31		Postretirement Benefit Three Months Ended July 31
	2010	2009	2010	2009
Net periodic benefit cost:
Service cost	$5	$5	$31	$27
Interest cost	111	116	110	113
Expected return on plan assets	(104)	(94)	—	—
Recognized prior service cost	—	—	(19)	(19)
Recognized net actuarial loss	29	12	—	—

	$41	$39	$122	$121

	Defined Benefit Six Months Ended July 31		Postretirement Benefit Six Months Ended July 31
	2010	2009	2010	2009
Net periodic benefit cost:
Service cost	$10	$10	$62	$54
Interest cost	225	221	220	226
Expected return on plan assets	(210)	(179)	—	—
Recognized prior service cost	—	—	(38)	(38)
Recognized net actuarial loss	58	23	—	—

	$83	$75	$244	$242

Note 11—Recent Accounting Pronouncements

Subsequent events - In February 2010, the FASB amended its May 2009 guidance that established standards of accounting for and disclosure of subsequent events. The amended guidance (1) eliminates the requirement for an SEC filer to disclose the date through which it has evaluated subsequent events, (2) clarifies the period through which conduit bond obligors must evaluate subsequent events, and (3) refines the scope of the disclosure requirements for reissued financial statements. We adopted this new accounting guidance for our financial statements for the quarter ended April 30, 2010. The adoption of this guidance did not have an impact on our financial statements.

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

	2010	2009
Balance at January 31	$1,348	$1,312
Accruals for warranties issued during the period	981	968
Accruals for pre-existing warranties	100	582
Settlements during the period	(1,049)	(1,572)
Foreign currency changes	(3)	81

Balance at July 31	$1,377	$1,371

Note 13—Accumulated Other Comprehensive Income

During the six months ended July 31, 2010, accumulated other comprehensive income increased due to fluctuations in foreign currencies, primarily the Canadian Dollar. The following table presents the changes in and the components of accumulated other comprehensive income (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
Balance at January 31, 2010	$25,412	$(1,959)	$23,453
Currency translation adjustment	4,561	(21)	4,540

Balance at July 31, 2010	$29,973	$(1,980)	$27,993

Note 14—Income Taxes

Income tax expense during the first six months of fiscal 2011 includes amounts related to recording valuation allowances against deferred tax assets and changes in the tax treatment of Medicare Part D subsidy receipts.

The provision for income taxes in the second quarter of fiscal 2011 includes a $3.4 million provision for recording valuation allowances against deferred tax assets in Italy and England. We have recorded the valuation allowances due to uncertainties related to our ability to realize these deferred tax assets, which relate to net operating losses in these countries.

During the first quarter of the current year, we recorded a tax expense of $555,000 as a result of changes in the tax treatment of Medicare Part D subsidy receipts under the Patient Protection and Affordable Care Act of 2010. In the past, Medicare Part D subsidy receipts have been non-taxable, however payments received after 2012 will be subject to federal income taxes.

The provision for income taxes during fiscal 2010 was primarily a result of taxes due in countries where we generated income. We were unable to realize a tax benefit in several European countries where we incurred losses.

As of July 31, 2010 our liability for uncertain tax positions was $1.3 million which included an accrual for interest and penalties of $225,000. There were no material changes in uncertain tax positions during the current period.

We are subject to taxation primarily in the U.S., Canada and China, as well as various state and other foreign jurisdictions. The Internal Revenue Service (IRS) recently completed its review of our U.S. income tax returns for fiscal years 2004 - 2007. The IRS proposed adjustments of approximately $5 million related to interest deductions reported on tax returns for the 2004 and 2005 tax years. If sustained by the IRS, these adjustments would result in an additional federal and state tax liability of approximately $1.8 million. We are in the process of appealing this issue with the IRS and have determined that it is more-likely-than-not that we will prevail on this issue. As such, no amount has been recorded in our financial statements as of July 31, 2010 related to this matter. As of July 31, 2010, we remain subject to examination in various state and foreign jurisdictions for the 2004 - 2009 tax years.

Note 15 – Restructuring Activities

During the first six months of fiscal 2011 and 2010 we incurred costs related to our European restructuring activities. The following table outlines the restructuring costs incurred during those periods (in thousands):

	For the Three Months Ended July 31		For the Six Months Ended July 31
	2010	2009	2010	2009
Employee wages and benefits	$5	$7,282	$(153)	$10,615
Facility closures	35	160	255	239
Professional fees	(46)	74	(46)	185
Other restructuring	—	100	—	442
Fixed asset write downs	—	3,973	13	4,885

Total costs	$(6)	$11,589	$69	$16,366

As of July 31, 2010, $1.4 million of accrued restructuring costs are included on the consolidated balance sheet. We anticipate paying these costs by the end of fiscal 2011.

European restructuring costs by facility location are as follows (in thousands):

	For the Three Months Ended July 31		For the Six Months Ended July 31
	2010	2009	2010	2009
Germany	$61	$—	$406	$—
France	(61)	116	(48)	4,550
England	(6)	—	(289)	—
The Netherlands	—	11,473	—	11,816

Total costs	$(6)	$11,589	$69	$16,366

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our businesses globally manufacture and distribute material handling load engagement products primarily for the lift truck industry and to a lesser extent the construction industry. We operate in four geographic segments: North America, Europe, Asia Pacific and China. All references to fiscal periods are defined as the period ended July 31, 2009 (fiscal 2010) and the period ended July 31, 2010 (fiscal 2011).

RECENT TRENDS AND DEVELOPMENTS AFFECTING OUR RESULTS

Global Economic & Lift Truck Market Conditions

We are seeing a level of sustained recovery from the global economic recession with increased sales in all regions and increased lift truck market order and shipment rates during fiscal 2011. However, it is difficult to predict if and when markets will fully recover and if growth rates seen in the first two quarters are sustainable. Based on the current conditions, we believe the following:

•	North America, Europe and Asia Pacific will continue at its current level for the remainder of the year.

•	The market in China will level off during the second half of the year.

Additional information on lift truck industry trends can be found at www.cascorp.com/investor/industrytrends. This website address is intended to provide an inactive, textual reference only. The information at this website is not part of this Form 10-Q and is not incorporated by reference.

Europe Restructuring

We have taken a number of steps over the last 18 months to change the structure of our European business and improve operational efficiencies with the goal of achieving a sustainable level of operating income. These steps included closing production facilities in Germany, The Netherlands and France, changes in management personnel, other workforce reductions within Europe and movement of certain production activities to Italy.

During the first half of fiscal 2011, we have seen progress as a result of our restructuring efforts, as we experienced our highest gross profit margin percentage since fiscal 2009. In addition, our gross profit margin percentage increased from the first quarter to the second quarter of fiscal 2011. We are still experiencing higher than expected freight and warehousing costs and the market for certain products continues to be very competitive.

We are continuing to review our existing production capacity and are evaluating additional steps to improve our European operations. We remain confident that over the long-term our objective of sustained profitability in Europe will be met.

COMPARISON OF SECOND QUARTER OF FISCAL 2011 AND FISCAL 2010

Executive Summary

	Three Months Ended July 31
	2010	2009	Change	Change %
	(In thousands except per share amounts)
Net sales	$97,741	$76,643	$21,098	28%
Operating income (loss)	$10,413	$(10,638)	$21,051	—
Income (loss) before taxes	$9,662	$(11,103)	$20,765	—
Provision for income taxes	$6,430	$1,200	$5,230	436%
Effective tax rate	67%	(11%)	—	—
Net income (loss)	$3,232	$(12,303)	$15,535	—
Diluted earnings (loss) per share	$0.29	$(1.14)	$1.43	—

The following is an overview for the second quarter of fiscal 2011. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Consolidated net sales increased 28% due to higher sales volumes as a result of improving economic conditions and a strong lift truck market. Global lift truck shipments increased 47% compared to the prior year. We have found that while lift truck industry shipments provide an indication of the long-term direction of our business activity, changes in our quarterly net sales do not correspond directly to the quarterly percentage changes in lift truck shipments or orders.

•

Our consolidated gross profit percentage increased from 24% to 30% during fiscal 2011 primarily as a result of improved cost absorption due to increased sales volumes in all regions and the benefit of cost cutting measures implemented during fiscal 2010. Our consolidated gross profit percentage was 29% during the first quarter of fiscal 2011.

•	We incurred restructuring costs of $11.6 million during fiscal 2010, primarily as a result of the closure of our manufacturing facility in the Netherlands.

•	The income tax expense during fiscal 2011 includes $3.4 million of expense as a result of recording valuation allowances against deferred tax assets in Italy and England.

•

The income tax expense during fiscal 2010 was a result of taxes due in countries where we generated income. We were unable to realize a tax benefit in several European countries where we incurred losses.

North America

	Three Months Ended July 31
	2010	%	2009	%	Change	Change %
	(In thousands)
Net sales	$48,177	89%	$37,085	89%	$11,092	30%
Transfers between areas	6,227	11%	4,444	11%	1,783	40%

Net sales and transfers	54,404	100%	41,529	100%	12,875	31%

Cost of goods sold	38,285	70%	29,748	72%	8,537	29%

Gross profit	16,119	30%	11,781	28%	4,338	37%

Selling and administrative	11,324	21%	10,092	24%	1,232	12%

Operating income	$4,795	9%	$1,689	4%	$3,106	184%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$10,724	29%
Foreign currency change	368	1%

Total	$11,092	30%

The following summarizes financial results for North America for the second quarter of fiscal 2011. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales increased 29% primarily due to higher sales volumes as a result of improving economic conditions. Lift truck industry shipments decreased by 7% compared to the prior year. However, recent lift truck industry order and shipment rates are strong.

•	Transfers to other Cascade locations increased due to increased demand in Asia Pacific and China.

•

Our gross profit percentage increased due to improved cost absorption as a result of higher sales volumes during the current year and a reduction of overhead costs as a result of headcount reductions and other cost cutting measures implemented in the prior year. Our gross profit during the second quarter of fiscal 2011 was consistent with the first quarter of fiscal 2011.

•	Selling and administrative costs increased by 11% primarily due to higher executive incentive and other personnel costs in the current year.

Europe

	Three Months Ended July 31
	2010	%	2009	%	Change	Change %
	(In thousands)
Net sales	$21,887	100%	$20,740	96%	$1,147	6%
Transfers between areas	96	—	773	4%	(677)	(88%)

Net sales and transfers	21,983	100%	21,513	100%	470	2%

Cost of goods sold	19,030	87%	21,205	99%	(2,175)	(10%)

Gross profit	2,953	13%	308	1%	2,645	—

Selling and administrative	4,273	19%	4,608	21%	(335)	(7%)
European restructuring costs	(6)	—	11,589	54%	(11,595)	(100%)

Operating loss	$(1,314)	(6%)	$(15,889)	(74%)	$14,575	92%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$3,114	15%
Foreign currency change	(1,967)	(9%)

Total	$1,147	6%

The following summarizes financial results for Europe for the second quarter of fiscal 2011. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales increased 15% primarily due to higher sales volumes as a result of a stronger lift truck market. Lift truck industry shipments for the quarter increased 24% when compared with the prior year.

•

During the second quarter of fiscal 2011, our gross profit margin was the highest in Europe since fiscal 2009, as a result of our recent restructuring efforts, which included closing production facilities in Germany, The Netherlands and France, changes in management personnel, other workforce reductions within Europe, the movement of certain production activities to Italy.

•

Restructuring costs in the prior year were primarily a result of the cessation of production at our facility in the Netherlands. These costs included severance costs of $7.3 million, fixed asset write downs of $4.0 million and legal and other restructuring costs of $0.3 million.

Asia Pacific

	Three Months Ended July 31
	2010	%	2009	%	Change	Change %
	(In thousands)
Net sales	$14,243	100%	$10,946	100%	$3,297	30%
Transfers between areas	61	—	14	—	47	—

Net sales and transfers	14,304	100%	10,960	100%	3,344	31%

Cost of goods sold	10,558	74%	8,156	74%	2,402	29%

Gross profit	3,746	26%	2,804	26%	942	34%

Selling and administrative	2,337	16%	1,938	18%	399	21%

Operating income	$1,409	10%	$866	8%	$543	63%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$2,188	20%
Foreign currency change	1,109	10%

Total	$3,297	30%

The following summarizes financial results for Asia Pacific for the second quarter of fiscal 2011. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales increased 20% primarily due to higher sales volumes as a result of an improvement in economic conditions and a strong lift truck market. Lift truck industry shipments for the quarter increased 47% when compared with the prior year.

•

Our gross profit percentage remained consistent compared to the prior year, however it decreased slightly compared to the first quarter of fiscal 2011 due primarily to fluctuations in foreign currency rates.

•	Selling and administrative costs are 9% higher due to warranty and other general costs.

China

	Three Months Ended July 31
	2010	%	2009	%	Change	Change %
	(In thousands)
Net sales	$13,434	67%	$7,872	75%	$5,562	71%
Transfers between areas	6,598	33%	2,576	25%	4,022	156%

Net sales and transfers	20,032	100%	10,448	100%	9,584	92%

Cost of goods sold	13,330	67%	6,808	65%	6,522	96%

Gross profit	6,702	33%	3,640	35%	3,062	84%

Selling and administrative	1,179	6%	944	9%	235	25%

Operating income	$5,523	27%	$2,696	26%	$2,827	105%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$5,516	70%
Foreign currency change	46	1%

Total	$5,562	71%

The following summarizes financial results for China for the second quarter of fiscal 2011. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales increased 70% primarily due to higher sales volumes as a result of the recovery of the Chinese economy and lift truck market. Lift truck industry shipments within China for the quarter increased 93% when compared with the prior year.

•	Transfers to other Cascade locations increased due to higher customer demand in Europe and Asia Pacific.

•	Our gross profit percentage decreased due to changes in product mix and higher intercompany transfers, which carry lower gross margins.

•	Sales and administrative costs increased 24% due to higher selling and engineering costs.

Non-Operating Items

The following are financial highlights for non-operating items during the second quarter of fiscal 2011:

•

Interest expense increased $204,000 during fiscal 2011 primarily due to renegotiated loan covenants at the end of the second quarter of fiscal 2010 which resulted in higher interest rates in the current year.

•

The effective tax rate for fiscal 2011 is 67% compared to a (11%) tax rate in the prior year. The provision for income taxes in the second quarter of fiscal 2011 includes a $3.4 million provision for recording valuation allowances against deferred tax assets in Italy and England. These deferred tax assets related to net operating losses in these countries. The provision for income taxes in the second quarter of fiscal 2010 was primarily a result of taxes due in countries where we generated income. We were unable to realize a tax benefit in several European countries where we incurred losses.

COMPARISON OF THE FIRST SIX MONTHS OF FISCAL 2011 AND FISCAL 2010

Executive Summary

	Six Months Ended July 31
	2010	2009	Change	Change %
	(In thousands except per share amounts)
Net sales	$192,133	$152,959	$39,174	26%
Operating income (loss)	$19,903	$(19,637)	$39,540	—
Income (loss) before taxes	$18,314	$(20,415)	$38,729	—
Provision for income taxes	$9,416	$3,961	$5,455	138%
Effective tax rate	51%	(19%)	—	—
Net income (loss)	$8,898	$(24,376)	$33,274	—
Diluted earnings (loss) per share	$0.80	$(2.26)	$3.06	—

The following is an overview for the first six months of fiscal 2011. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Consolidated net sales increased 24% due to higher sales volumes as a result of improving economic conditions and a strong lift truck market. Global lift truck shipments increased 32% compared to the prior year. We have found that while lift truck industry statistics provide an indication of the long-term direction of our business activity, changes in our net sales on a short-term basis do not correspond directly to the short-term percentage changes in lift truck shipments or orders.

•

Our consolidated gross profit percentage increased from 22% to 30% during fiscal 2011 primarily as a result of improved cost absorption due to increased sales volumes in all regions and the benefit of cost cutting measures implemented during fiscal 2010.

•

We incurred restructuring costs of $16.4 million during fiscal 2010, primarily as a result of the cessation of production at our facility in The Netherlands and the closure of our fork facility in France.

•	The income tax expense during fiscal 2011 includes $3.4 million of expense as a result of recording valuation allowances against deferred tax assets in Italy and England.

•	The income tax expense in fiscal 2010 was a result of taxes due in countries where we generated income. We were unable to realize a tax benefit in several European countries where we incurred losses.

North America

	Six Months Ended July 31
	2010	%	2009	%	Change	Change %
	(In thousands)
Net sales	$93,470	88%	$74,967	92%	$18,503	25%
Transfers between areas	12,629	12%	6,761	8%	5,868	87%

Net sales and transfers	106,099	100%	81,728	100%	24,371	30%

Cost of goods sold	74,413	70%	59,101	72%	15,312	26%

Gross profit	31,686	30%	22,627	28%	9,059	40%

Selling and administrative	21,634	21%	20,869	26%	765	4%

Operating income	$10,052	9%	$1,758	2%	$8,294	472%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$17,445	23%
Foreign currency change	1,058	2%

Total	$18,503	25%

The following summarizes financial results for North America for the first six months of fiscal 2011. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales increased 23% primarily due to higher sales volumes as a result of improving economic conditions. Lift truck industry shipments decreased by 17% compared to the prior year. However, recent lift truck industry order and shipment rates are strong.

•	Transfers to other Cascade locations increased during the current year due to increased global customer demand.

•

Our gross profit percentage increased due to improved cost absorption as a result of higher sales volumes during the current year and a reduction of overhead costs as a result of headcount reductions and other cost cutting measures implemented in the prior year.

•	Selling and administrative costs increased 2% due to higher executive incentive and other personnel costs in the current year.

Europe

	Six Months Ended July 31
	2010	%	2009	%	Change	Change %
	(In thousands)
Net sales	$44,257	100%	$41,617	97%	$2,640	6%
Transfers between areas	198	—	1,277	3%	(1,079)	(84%)

Net sales and transfers	44,455	100%	42,894	100%	1,561	4%

Cost of goods sold	39,499	89%	44,614	104%	(5,115)	(11%)

Gross profit (loss)	4,956	11%	(1,720)	(4%)	6,676	(388%)

Selling and administrative	8,737	20%	9,881	23%	(1,144)	(12%)
European restructuring costs	69	—	16,366	38%	(16,297)	(100%)

Operating loss	$(3,850)	(9%)	$(27,967)	(65%)	$24,117	(86%)

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$3,740	9%
Foreign currency change	(1,100)	(3%)

Total	$2,640	6%

The following summarizes financial results for Europe for the first six months of fiscal 2011. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 9% primarily due to higher sales volumes as a result of a stronger lift truck market. Lift truck industry shipments increased 3% for the current year.

•

Our gross profit margin increased as a result of our restructuring efforts in fiscal 2010, which included closing production facilities in Germany, The Netherlands and France, other workforce reductions within Europe and the movement of certain production activities to Italy.

•	Selling and administrative costs decreased 10% primarily due to lower personnel costs as a result of headcount reductions made during our European restructuring activities.

•

Restructuring costs in the prior year were primarily a result of our plan to cease production activities at our facility in The Netherlands and the closure of our fork manufacturing facility in France. These costs included severance costs of $10.6 million, fixed asset write downs of $4.9 million and legal and other restructuring costs of $0.9 million.

Asia Pacific

	Six Months Ended July 31
	2010	%	2009	%	Change	Change %
	(In thousands)
Net sales	$28,053	100%	$21,666	100%	$6,387	29%
Transfers between areas	110	—	15	—	95	633%

Net sales and transfers	28,163	100%	21,681	100%	6,482	30%

Cost of goods sold	20,650	73%	16,287	75%	4,363	27%

Gross profit	7,513	27%	5,394	25%	2,119	39%

Selling and administrative	4,665	17%	3,559	17%	1,106	31%

Operating income	$2,848	10%	$1,835	8%	$1,013	55%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$3,154	14%
Foreign currency change	3,233	15%

Total	$6,387	29%

The following summarizes financial results for Asia Pacific for the first six months of fiscal 2011. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales increased 14% primarily due to higher sales volumes as a result of an improvement in economic conditions and a strong lift truck market. Lift truck industry shipments for the year increased 32% when compared with the prior year.

•	Our gross profit percentage increased due to the benefit of improved cost absorption as a result of higher sales volumes and fluctuations in foreign currency rates.

•	Selling and administrative costs increased 16% due to higher warranty, personnel and other general costs.

China

	Six Months Ended July 31
	2010	%	2009	%	Change	Change %
	(In thousands)
Net sales	$26,353	70%	$14,709	75%	$11,644	79%
Transfers between areas	11,433	30%	4,887	25%	6,546	134%

Net sales and transfers	37,786	100%	19,596	100%	18,190	93%

Cost of goods sold	24,707	65%	12,895	66%	11,812	92%

Gross profit	13,079	35%	6,701	34%	6,378	95%

Selling and administrative	2,226	6%	1,964	10%	262	13%

Operating income	$10,853	29%	$4,737	24%	$6,116	129%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$11,575	79%
Foreign currency change	69	0%

Total	$11,644	79%

The following summarizes financial results for China for the first six months of fiscal 2011. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales increased 79% primarily due to higher sales volumes as a result of the recovery of the Chinese economy and a strong lift truck market. Lift truck industry shipments within China for fiscal 2011 increased 97% when compared with the prior year.

•	Transfers to other Cascade locations increased due to higher customer demand in Europe and Asia Pacific.

•

Our gross profit percentage increased due to improved cost absorption as a result of higher sales volumes in the current year, which was primarily offset by changes in product mix and higher intercompany transfers, which carry lower gross margins.

Non-Operating Items

The following are financial highlights for non-operating items during the first six months of fiscal 2011:

•	Interest expense increased $357,000 during fiscal 2011 primarily due to renegotiated loan covenants during the prior year which resulted in higher interest rates in the current year.

•

The provision for income taxes in fiscal 2011 includes a $3.4 million provision for recording valuation allowances against deferred tax assets in Italy and England. These deferred tax assets relate to net operating losses in these countries.

•

The provision for income taxes in fiscal 2010 was primarily a result of taxes due in countries where we were generating income. We were unable to realize a tax benefit in several European countries where we incurred losses.

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

	Three Months Ended July 31		Six Months Ended July 31
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Cash flow from operating activities	3,139	16,378	3,371	31,449
Capital expenditures	(1,150)	(1,047)	(1,905)	(1,831)

Free cash flow	$1,989	$15,331	$1,466	$29,618

The decrease in free cash flow during fiscal 2011 is primarily a result of higher levels of accounts receivable due to increased sales volumes. Free cash flow levels in fiscal 2010 were primarily the result of a lower accounts receivable balance and inventory reductions.

Statements of Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the six months ended July 31, 2010 and July 31, 2009 by classifying transactions into three major categories of activities: operating, investing and financing.

The following table presents a summary of our cash flows:

	For the Three Months Ended July 31		For the Six Months Ended July 31
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Operating activities	$3,139	$16,378	$3,371	$31,449
Investing activities	(1,053)	(953)	(1,788)	(1,701)
Financing activities	(3,232)	(16,493)	(3,157)	(38,494)
Effect of exchange rate changes	2,188	(3,113)	3,736	(4,612)

Net change in cash	$1,042	$(4,181)	$2,162	$(13,358)

Operating Activities

Our primary source of liquidity is cash generated from operating activities, which is measured as net income or loss adjusted for changes in working capital and non-cash operating items such as depreciation, amortization and share-based compensation.

Net cash provided by operating activities decreased from $31.4 million in fiscal 2010 to $3.4 million in fiscal 2011 due to the following:

•	The net loss in fiscal 2010 was a result of significant restructuring charges, a substantial decrease in sales volumes and lower gross margins.

•

Inventories increased $277,000 during the current year compared to a decrease of $22.5 million in fiscal 2010. During fiscal 2010, we focused on lowering inventory by limiting purchases of materials and maintaining lower levels of finished goods to reflect lower customer demand.

•	During fiscal 2011, accounts receivable increased $13.6 million compared to a decrease of $18.0 million in fiscal 2010. The increase in the current year is primarily a result of higher sales.

Investing Activities

Our primary investing activity is capital expenditures, which are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Capital expenditures by geographic segment were as follows (in thousands):

	Three Months Ended July 31		Six Months Ended July 31
	2010	2009	2010	2009
North America	$623	$316	$1,017	$834
Europe	19	222	222	292
Asia Pacific	209	324	265	367
China	299	185	401	338

	$1,150	$1,047	$1,905	$1,831

The following are investing activity highlights:

•

Capital expenditures during fiscal 2011 and 2010 are below historical levels as we have limited spending to only critical projects. We expect to continue spending at a reduced level through the end of fiscal 2011.

•	We expect capital expenditures for the remainder of fiscal 2011 to be approximately $4 million.

Financing Activities

The following are major financing activities:

•

Net payments made against our long-term debt and notes payable were $2.4 million during the first six months of fiscal 2011 compared to net payments of $37.4 million during the first six months of fiscal 2010. We continue to be focused on paying down our debt with available cash. During the current year we have been unable to paydown debt at the same rate as the prior year due to working capital requirements with increased sales levels in the current year.

•	We declared dividends totaling $766,000 ($0.07 per share) and $1.1 million ($0.10 per share) during the first six months of fiscal 2011 and 2010, respectively.

FINANCIAL CONDITION AND LIQUIDITY

The following are highlights regarding our financial condition and liquidity for the first six months of fiscal 2011:

•

Our working capital, defined as current assets less current liabilities, increased from $112.4 million at January 31, 2010 to $127.1 million at July 31, 2010. Our current ratio, defined as current assets divided by current liabilities, increased from 3.3 to 1 at January 31, 2010 to 3.6 to 1 at July 31, 2010.

•	Total outstanding debt, including notes payable to banks, decreased from $59.4 million at January 31, 2010 to $57.2 million at July 31, 2010.

Our loan agreement with Bank of America and Union Bank requires that we maintain certain ratios. The following are details on these ratios, which are calculated quarterly, based on actual results from the previous twelve months:

Fixed charge coverage ratio – requires earnings before interest, taxes, depreciation, amortization and other non-cash charges (EBITDA), adjusted for cash taxes paid, an established level of capital expenditures and cash dividends, to be 1.5 times required debt service payments, principal and interest on outstanding debt. The actual fixed charge coverage ratio at July 31, 2010 was 8.4.

Leverage ratio – requires outstanding debt and other funded debt to be less than 3.0 times EBITDA. The actual leverage ratio at July 31, 2010 was 1.5.

We were in compliance with our debt covenants at July 31, 2010. We believe our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditures and debt payment requirements for the next twelve months.

As of July 31, 2010, outstanding borrowings under our loan agreement totaled $51.3 million and an additional $1.6 million was used to issue letters of credit. The additional amount that may be borrowed under our loan agreement at July 31, 2010, based on our leverage ratio, was $56.3 million. No principal payments are required until December 2011. The interest rate on the line of credit, which was based on LIBOR plus a margin of 2.5% at July 31, 2010 was 2.8%.

OTHER MATTERS

The following table represents the three-month percentage change from April 30, 2010 to July 31, 2010 and the six-month percentage change from January 31, 2010 to July 31, 2010 in the end of month foreign currency rates compared to the U.S. dollar used by our significant operations. As a result of these changes, foreign currency translation adjustments increased shareholders’ equity by $1.0 million during the quarter ended July 31, 2010 and $4.5 million during the first six months of fiscal 2011.

Currency	Change for Three Months Ended July 31, 2010	Change for Six Months Ended July 31, 2010
Japanese Yen	9%	4%
British Pound	3%	(2%)
Canadian Dollar	(1%)	4%
Australian Dollar	(2%)	2%
Euro	(2%)	(6%)
Korean Won	(6%)	(2%)

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

OFF BALANCE SHEET ARRANGEMENTS

At July 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

Subsequent events - In February 2010, the FASB amended its May 2009 guidance that established standards of accounting for and disclosure of subsequent events. The amended guidance (1) eliminates the requirement for an SEC filer to disclose the date through which it has evaluated subsequent events, (2) clarifies the period through which conduit bond obligors must evaluate subsequent events, and (3) refines the scope of the disclosure requirements for reissued financial statements. We adopted this new accounting guidance for our financial statements for the quarter ended April 30, 2010. The adoption of this guidance did not have an impact on our financial statements.

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

The table below illustrates the hypothetical increase in net sales for the second quarter of fiscal 2011 resulting from a 10% weaker U.S. dollar against foreign currencies which impact our operations (in millions):

Euro	$1.8
Chinese Yuan	1.3
Japanese Yen	0.6
Canadian Dollar	0.5
Australian Dollar	0.4
British Pound	0.4
Other currencies (representing 4% of consolidated net sales)	0.4

A 10% weaker U.S. dollar during the quarter, measured against foreign currencies that affect our operations, would have increased our operating income by $872,000.

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

Presuming that the full impact of steel price increases is reflected in all steel and steel based component purchases, we estimate our gross profit percentage would decrease by approximately 0.4% for each 1.0% increase in steel prices. Based on our statement of operations for the three months ended July 31, 2010, a 1.0% increase in steel prices would have decreased consolidated gross profit by approximately $341,000.

The majority of our debt as of July 31, 2010 had a variable interest rate, which was 2.8% at July 31, 2010 and was based on LIBOR plus a margin of 2.5%. Based on the July 31, 2010 outstanding balance of our variable rate debt of $51.3 million, a 1% increase in our interest rate would result in a $513,000 increase in annual interest expense.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the three months ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

September 7, 2010

/s/ JOSEPH G. POINTER
Joseph G. Pointer
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.