Form 10-Q
period 2010-10-31
CASCADE CORP
filed 2010-12-03
CIK 18061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2010

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

The number of shares outstanding of the registrant’s common stock as of November 17, 2010 was 10,961,238.

CASCADE CORPORATION

FORM 10-Q

Quarter Ended October 31, 2010

Forward-Looking Statements

This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 2) contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross profit, expenses, earnings or losses from operations or other financial items; any discussion of expectations regarding future profitability of operations in particular regions or product lines; synergies; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties, and assumptions that could cause material differences from expectations include, but are not limited to:

•	General business and economic conditions globally, in particular North America, Europe, Asia Pacific and China;

•	Risks and complexities associated with international operations;

•	Effectiveness of our cost reduction initiatives and reorganization plans;

•	Competitive factors and the cyclical nature of the materials handling industry and lift truck orders;

•	Cost and availability of raw materials;

•	Impact of tax law changes;

•	Foreign currency fluctuations;

•	Environmental matters;

•	Assumptions relating to pension and other postretirement costs;

•	Fluctuations in interest rates;

•	Impact of acquisitions.

We undertake no obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report. See “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended January 31, 2010, as such risk factors may be updated in our Quarterly Reports on Form 10-Q from time to time, for additional information on risk factors with the potential to impact our business.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited — in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Net sales	$107,377	$80,822	$299,510	$233,781
Cost of goods sold	73,585	61,147	208,484	181,104

Gross profit	33,792	19,675	91,026	52,677

Selling and administrative expenses	18,390	17,144	55,652	53,417
European restructuring costs	(54)	1,514	15	17,880

Operating income (loss)	15,456	1,017	35,359	(18,620)
Interest expense	502	586	1,656	1,383
Interest income	(57)	(73)	(142)	(243)
Foreign currency loss, net	232	133	752	284

Income (loss) before provision for income taxes	14,779	371	33,093	(20,044)
Provision for income taxes	5,995	214	15,411	4,175

Net income (loss)	$8,784	$157	$17,682	$(24,219)

Basic earnings (loss) per share	$0.81	$0.01	$1.63	$(2.24)

Diluted earnings (loss) per share	$0.79	$0.01	$1.60	$(2.24)

Basic weighted average shares outstanding	10,906	10,824	10,876	10,813
Diluted weighted average shares outstanding	11,092	11,004	11,083	10,813

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except per share amounts)

	October 31, 2010	January 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$26,197	$20,201
Accounts receivable, less allowance for doubtful accounts of $1,444 and $1,328	74,072	50,910
Inventories	66,516	63,466
Deferred income taxes	4,350	4,230
Assets available for sale	9,379	9,125
Prepaid expenses and other	9,882	12,334

Total current assets	190,396	160,266
Property, plant and equipment, net	69,637	73,408
Goodwill	87,511	84,122
Deferred income taxes	18,450	21,022
Intangible assets, net	644	763
Other assets	2,950	2,350

Total assets	$369,588	$341,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$743	$2,927
Current portion of long-term debt	559	499
Accounts payable	23,807	20,542
Accrued payroll and payroll taxes	7,972	7,683
Accrued restructuring costs	807	5,260
Other accrued expenses	15,478	10,977

Total current liabilities	49,366	47,888
Long-term debt, net of current portion	55,495	55,990
Accrued environmental expenses	3,410	4,161
Deferred income taxes	4,218	4,839
Employee benefit obligations	9,561	9,120
Other liabilities	4,955	4,171

Total liabilities	127,005	126,169

Commitments and contingencies (Note 8)
Shareholders’ equity:

Common stock, $.50 par value, 40,000 authorized shares; 10,961 and 10,885 shares issued and outstanding	5,481	5,443
Additional paid-in capital	8,840	7,119
Retained earnings	195,566	179,747
Accumulated other comprehensive income	32,696	23,453

Total shareholders’ equity	242,583	215,762

Total liabilities and shareholders’ equity	$369,588	$341,931

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited — in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total	Year-To-Date
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Equity	Income
Balance at January 31, 2010	10,885	$5,443	$7,119	$179,747	$23,453	$215,762

Net income	—	—	—	17,682	—	17,682	$17,682
Dividends ($ 0.17 per share)	—	—	—	(1,863)	—	(1,863)	—
Common stock issued	76	38	(24)	—	—	14	—
Share-based compensation	—	—	2,138	—	—	2,138	—
Tax effect on stock-based compensation	—	—	(393)	—	—	(393)	—
Currency translation adjustment	—	—	—	—	9,243	9,243	9,243

Balance at October 31, 2010	10,961	$5,481	$8,840	$195,566	$32,696	$242,583	$26,925

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Nine Months Ended October 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$17,682	$(24,219)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Fixed asset write off due to restructuring	215	4,829
Depreciation	7,508	9,064
Amortization	119	356
Share-based compensation	2,138	2,852
Deferred income taxes	1,774	1,736
Loss (gain) on disposition of assets, net	(20)	90
Changes in operating assets and liabilities:
Accounts receivable	(20,995)	15,477
Inventories	(1,577)	27,281
Prepaid expenses and other	(2,735)	862
Accounts payable and accrued expenses	1,887	(73)
Income taxes payable and receivable	6,165	(2,138)
Other assets and liabilities	(166)	(901)

Net cash provided by operating activities	11,995	35,216

Cash flows from investing activities:
Capital expenditures	(3,715)	(3,257)
Proceeds from disposition of assets	1,182	166

Net cash used in investing activities	(2,533)	(3,091)

Cash flows from financing activities:
Cash dividends paid	(1,863)	(1,087)
Common stock issued under share-based compensation plans	14	—
Tax effect on share-based compensation	(393)	—
Payments on long-term debt	(54,634)	(76,859)
Proceeds from long-term debt	53,750	36,000
Notes payable to banks, net	(2,266)	838

Net cash used in financing activities	(5,392)	(41,108)

Effect of exchange rate changes	1,926	(6,662)

Change in cash and cash equivalents	5,996	(15,645)
Cash and cash equivalents at beginning of period	20,201	31,185

Cash and cash equivalents at end of period	$26,197	$15,540

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

Note 2—Interim Financial Information

The accompanying consolidated financial statements for the interim periods ended October 31, 2010 and 2009 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

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

Segment Information

(In thousands)

	Three Months Ended October 31
2010	North America	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$53,615	$22,653	$16,353	$14,756	$—	$107,377
Transfers between areas	6,433	180	9	6,012	(12,634)	—

Net sales and transfers	$60,048	$22,833	$16,362	$20,768	$(12,634)	$107,377

Gross profit	$18,933	$3,409	$4,601	$6,849		$33,792
Selling and administrative	10,365	4,273	2,500	1,252		18,390
European restructuring costs	—	(54)	—	—		(54)

Operating income (loss)	$8,568	$(810)	$2,101	$5,597		$15,456

Total assets	$179,545	$84,546	$48,559	$56,938		$369,588
Property, plant and equipment, net	$28,885	$11,218	$11,458	$18,076		$69,637
Capital expenditures	$697	$4	$736	$373		$1,810
Depreciation expense	$1,288	$546	$165	$536		$2,535

	Three Months Ended October 31
2009	North America	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$40,215	$18,555	$11,886	$10,166	$—	$80,822
Transfers between areas	4,097	567	112	2,576	(7,352)	—

Net sales and transfers	$44,312	$19,122	$11,998	$12,742	$(7,352)	$80,822

Gross profit (loss)	$13,772	$(2,113)	$3,283	$4,733		$19,675
Selling and administrative	9,377	4,657	2,029	1,081		17,144
European restructuring costs	—	1,514	—	—		1,514

Operating income (loss)	$4,395	$(8,284)	$1,254	$3,652		$1,017

Total assets	$175,227	$100,194	$38,021	$44,134		$357,576
Property, plant and equipment, net	$31,314	$28,677	$9,672	$18,667		$88,330
Capital expenditures	$399	$787	$92	$148		$1,426
Depreciation expense	$1,423	$911	$152	$487		$2,973

	Nine Months Ended October 31
2010	North America	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$147,085	$66,910	$44,406	$41,109	$—	$299,510
Transfers between areas	19,062	378	119	17,445	(37,004)	—

Net sales and transfers	$166,147	$67,288	$44,525	$58,554	$(37,004)	$299,510

Gross profit	$50,619	$8,365	$12,114	$19,928		$91,026
Selling and administrative	31,999	13,010	7,165	3,478		55,652
European restructuring costs	—	15	—	—		15

Operating income (loss)	$18,620	$(4,660)	$4,949	$16,450		$35,359

Capital expenditures	$1,714	$226	$1,001	$774		$3,715
Depreciation expense	$3,874	$1,584	$474	$1,576		$7,508

	Nine Months Ended October 31
2009	North America	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$115,182	$60,172	$33,552	$24,875	$—	$233,781
Transfers between areas	10,858	1,844	127	7,463	(20,292)	—

Net sales and transfers	$126,040	$62,016	$33,679	$32,338	$(20,292)	$233,781

Gross profit (loss)	$36,399	$(3,833)	$8,677	$11,434		$52,677
Selling and administrative	30,246	14,538	5,588	3,045		53,417
European restructuring costs	—	17,880	—	—		17,880

Operating income (loss)	$6,153	$(36,251)	$3,089	$8,389		$(18,620)

Capital expenditures	$1,233	$1,079	$459	$486		$3,257
Depreciation expense	$4,247	$2,941	$418	$1,458		$9,064

Note 4—Inventories

During the nine months ended October 31, 2010, inventories increased primarily due to additional product needed to meet increased customer demand and fluctuations in foreign currencies. Inventories stated at the lower of average cost or market are presented below by major class (in thousands):

	October 31,	January 31,
	2010	2010
Finished goods	$25,929	$24,573
Raw materials and components	40,587	38,893

	$66,516	$63,466

Note 5—Goodwill

During the nine months ended October 31, 2010, goodwill increased primarily due to the strengthening of the Canadian Dollar against the U.S. Dollar. We have no goodwill recorded in China. The following table provides a breakdown of goodwill by geographic region (in thousands):

	October 31,	January 31,
	2010	2010
North America	$73,628	$70,259
Europe	10,935	10,892
Asia Pacific	2,948	2,971

	$87,511	$84,122

Note 6—Share-Based Compensation Plans

We have granted three types of share-based awards to officers, key managers and directors under our share-based compensation plans: stock appreciation rights (“SARS”), restricted stock and stock options. The grant prices are established by our Board of Directors’ Compensation Committee at the time the awards are granted. We issue new common shares upon the exercise of all awards.

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

Our SARS plan also permits the issuance of restricted shares of common stock. Upon the granting of restricted stock, common shares are issued to the recipient, but the shares may not be sold, assigned, transferred, pledged, or disposed of by the recipient until vested. Regardless of vesting, restricted shares have full voting rights and any dividends declared will be paid to the restricted stock recipient free of restrictions. Restricted shares granted to officers vest ratably over a period of three years. Restricted shares granted to directors prior to June 1, 2010 vest ratably over a period of four years and grants after May 31, 2010 vest after one year. The number of restricted shares issued to directors is based on the market value of our shares on the date of grant.

The SARS plan provides for the issuance of a maximum of 750,000 shares of common stock upon the exercise of SARS or issuance of restricted stock. As of October 31, 2010, a total of 315,000 shares of common stock have been issued under the SARS plan, which includes 120,000 shares of restricted stock. An additional 101,500 shares of common stock would be issued if all outstanding SARS at October 31, 2010 were exercised, based on the end of day share price of $35.39 on October 31, 2010.

Stock options provide the holder the right to receive our common shares at an established price. We have reserved 1,400,000 shares of common stock under our stock option plan. As of October 31, 2010, a total of 1,130,000 shares have been issued upon the exercise of stock options. No additional stock options can be granted under the terms of the plan. All outstanding stock options are fully vested and have a term of ten years.

A summary of the plans’ status at October 31, 2010 together with changes during the nine months then ended is presented in the following tables (in thousands, except per share amounts):

	Stock Options		Stock Appreciation Rights
	Outstanding Awards	Weighted Average Exercise Price Per Share	Outstanding Awards	Weighted Average Exercise Price Per Share

Balance at January 31, 2010	279	$13.26	828	$34.33
Granted	—	—	44	32.01
Exercised	(58)	10.27	(40)	27.69
Forfeited	—	—	(6)	49.86

Balance at October 31, 2010	221	$14.04	826	$34.40

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share

Unvested restricted stock at January 31, 2010	60	$40.73
Granted	24	32.01
Vested	(28)	50.80
Forfeited	—	—

Unvested restricted stock at October 31, 2010	56	$31.85

We calculate share-based compensation cost for stock options and SARS using the Black-Scholes option pricing model. The range of assumptions used to compute share-based compensation are as follows:

	Granted in Fiscal 2011	Granted Prior to Fiscal 2011

Risk-free interest rate	2.4%	2.3 - 5.1%
Expected volatility	53.0%	40.0 - 48.0%
Expected dividend yield	0.6%	0.8 - 2.8%
Expected life (in years)	6	5 - 7
Weighted average fair value at date of grant	$16.16	$4.16 - $33.31

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

As of October 31, 2010, there was $2.9 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the plans. The following table represents as of October 31, 2010 the share-based compensation costs to be recognized in future periods (in thousands) for awards granted to date:

Fiscal Year	Amount
2011*	$516
2012	1,339
2013	686
2014	297
2015	57

$2,895

*	Represents last three months of fiscal 2011.

Note 7—Debt

On October 29, 2010, we entered into an amendment of our loan agreement with Bank of America, N.A. and Union Bank of California, N.A. The amendment (i) decreases the interest rate on the loan by 25 basis points to a range from 1.25% to 2.75% over LIBOR, and (ii) decreases the commitment fee on the loan by 5 basis points to a range from 0.25% to 0.45%, with the actual rate within each range to be determined based on our consolidated leverage ratio.

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

Our specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision affecting our Fairview, Oregon manufacturing facility. The Records of Decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted since 1996 and current estimates provide for some level of activity to continue through 2019. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. The recorded liability for ongoing remediation activities at our Fairview facility was $2.6 million and $3.2 million at October 31, 2010 and January 31, 2010, respectively.

Springfield, Ohio

In March 2010 we signed a Facility Lead Corrective Action Agreement (“Action Agreement”) with the Ohio Environmental Protection Agency, which outlines a more comprehensive remediation plan at our Springfield, Ohio facility. We had previously been performing our remediation activities under a consent order signed in 1994, which had required the installation of remediation systems for the cleanup of groundwater contamination. The Action Agreement specifies an action plan that would allow us to be more proactive in our environmental cleanup efforts. During the fourth quarter of fiscal 2010 we accrued an additional $1.1 million of costs related to remediation activities related to the Action Agreement. The current estimate is that the remediation activities will continue through 2019. The recorded liability for ongoing remediation activities in Springfield was $1.8 million and $1.9 million at October 31, 2010 and January 31, 2010, respectively.

Legal Proceedings

We are subject to legal proceedings, claims and litigation, in addition to the environmental matters previously discussed, arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect the ultimate costs to be material to our consolidated financial position, results of operations, or cash flows.

Note 9—Earnings Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended October 31		Nine Months Ended October 31
	2010	2009	2010	2009
Basic earnings (loss) per share:
Net income (loss)	$8,784	$157	$17,682	$(24,219)

Weighted average shares of common stock outstanding	10,906	10,824	10,876	10,813

	$0.81	$0.01	$1.63	$(2.24)

Diluted earnings (loss) per share:
Net income (loss)	$8,784	$157	$17,682	$(24,219)

Weighted average shares of common stock outstanding	10,906	10,824	10,876	10,813
Dilutive effect of stock awards	186	180	207	—

Diluted weighted average shares of common stock outstanding	11,092	11,004	11,083	10,813

	$0.79	$0.01	$1.60	$(2.24)

Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and stock appreciation rights and the amount of unvested restricted stock.

The following table represents the number of unexercised SARS and unvested restricted stock that were excluded from the calculation of diluted earnings per share because they were antidilutive:

	Three Months Ended October 31		Nine Months Ended October 31
	2010	2009	2010	2009
Excluded Awards:
Unexercised SARS Awards	571,000	610,000	571,000	828,000
Unvested Restricted Stock	5,000	30,000	—	60,000

Note 10—Supplemental Cash Flow Information

The following table presents information that supplements the consolidated statements of cash flow (in thousands):

	Nine Months Ended October 31
	2010	2009
Cash paid during the period for:
Interest	$1,587	$1,477
Income taxes	$7,670	$3,429
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared	$—	$108

Note 11—Benefit Plans

The following table represents the net periodic cost related to our defined benefit plans in England and France and our postretirement health benefit plan in the United States (in thousands):

	Defined Benefit Three Months Ended October 31		Postretirement Benefit Three Months Ended October 31
	2010	2009	2010	2009
Net periodic benefit cost:
Service cost	$5	$5	$31	$27
Interest cost	116	119	110	113
Expected return on plan assets	(108)	(96)	—	—
Recognized prior service cost	—	—	(19)	(19)
Recognized net actuarial loss	30	13	—	—

	$43	$41	$122	$121

	Defined Benefit Nine Months Ended October 31		Postretirement Benefit Nine Months Ended October 31
	2010	2009	2010	2009
Net periodic benefit cost:
Service cost	$15	$15	$93	$81
Interest cost	341	340	330	339
Expected return on plan assets	(318)	(275)	—	—
Recognized prior service cost	—	—	(57)	(57)
Recognized net actuarial loss	88	36	—	—

	$126	$116	$366	$363

Note 12—Recent Accounting Pronouncements

Subsequent Events - In February 2010, the Financial Accounting Standards Board amended its May 2009 guidance that established standards of accounting for and disclosure of subsequent events. The amended guidance (1) eliminates the requirement for a Securities and Exchange Commission filer to disclose the date through which it has evaluated subsequent events, (2) clarifies the period through which conduit bond obligors must evaluate subsequent events, and (3) refines the scope of the disclosure requirements for reissued financial statements. We adopted this new accounting guidance for our financial statements for the quarter ended April 30, 2010. The adoption of this guidance did not have an impact on our financial statements.

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

	2010	2009
Balance at January 31	$1,348	$1,312
Accruals for warranties issued during the period	1,452	1,510
Accruals for pre-existing warranties	30	682
Settlements during the period	(1,435)	(2,192)
Foreign currency changes	38	103

Balance at October 31	$1,433	$1,415

Note 14—Accumulated Other Comprehensive Income

During the nine months ended October 31, 2010, accumulated other comprehensive income increased due to fluctuations in foreign currencies, primarily the Canadian Dollar, Japanese Yen, Australian Dollar and Chinese Yuan. The following table presents the changes in and the components of accumulated other comprehensive income (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
Balance at January 31, 2010	$25,412	$(1,959)	$23,453
Currency translation adjustment	9,301	(58)	9,243

Balance at October 31, 2010	$34,713	$(2,017)	$32,696

Note 15—Income Taxes

The effective tax rate for the first nine months of fiscal 2011 of 47% includes a second quarter charge of $2.8 million to record valuation allowances against deferred tax assets recorded in previous fiscal years in Italy and England.

The effective tax rate of 41% in the third quarter of fiscal 2011 reflects additional valuation allowances related to losses in Europe for which we were unable to realize tax benefits.

The provision for income taxes during fiscal 2010 was primarily a result of taxes due in countries where we generated income. We were unable to realize a tax benefit in several European countries where we incurred losses.

As of October 31, 2010 our liability for uncertain tax positions was $1.5 million which included an accrual for interest and penalties of $0.4 million. There were no material changes in uncertain tax positions during the current period.

We are subject to taxation primarily in the U.S., Canada and China, as well as various state and other foreign jurisdictions. The Internal Revenue Service (“IRS”) recently completed its review of our U.S. income tax returns for fiscal years 2004 - 2007. The IRS proposed adjustments of approximately $5 million related to interest deductions reported on tax returns for the 2004 and 2005 tax years. If sustained by the IRS, these adjustments would result in an additional federal and state tax liability of approximately $1.8 million. We are in the process of appealing this issue with the IRS and have determined that it is more-likely-than-not that we will prevail on this issue. As such, no amount has been recorded in our financial statements as of October 31, 2010 related to this matter. As of October 31, 2010, we remain subject to examination in various state and foreign jurisdictions for the 2004 - 2009 tax years.

Note 16—Restructuring Activities

During the first nine months of fiscal 2011 and 2010 we incurred costs related to our European restructuring activities. The following table outlines the restructuring costs incurred during those periods (in thousands):

	Three Months Ended October 31		Nine Months Ended October 31
	2010	2009	2010	2009
Employee wages and benefits	$(119)	$531	$(272)	$11,146
Facility closures	(137)	968	118	1,207
Professional fees	—	184	(46)	369
Other restructuring	—	(113)	—	329
Fixed asset write downs	202	(56)	215	4,829

Total costs	$(54)	$1,514	$15	$17,880

As of October 31, 2010, $0.8 million of accrued restructuring costs are included on the consolidated balance sheet. We anticipate paying these costs by the end of the second quarter of fiscal 2012.

European restructuring costs by facility location are as follows (in thousands):

	Three Months Ended October 31		Nine Months Ended October 31
	2010	2009	2010	2009
Germany	$(5)	$63	$401	$63
France	—	465	(48)	5,015
England	—	—	(289)	—
The Netherlands	(49)	986	(49)	12,802

Total costs	$(54)	$1,514	$15	$17,880

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our businesses globally manufacture and distribute material handling load engagement products primarily for the lift truck industry and to a lesser extent the construction industry. We operate in four geographic segments: North America, Europe, Asia Pacific and China. All references to fiscal periods are defined as the period ended October 31, 2009 (“fiscal 2010”) and the period ended October 31, 2010 (“fiscal 2011”).

RECENT TRENDS AND DEVELOPMENTS AFFECTING OUR RESULTS

Global Economic & Lift Truck Market Conditions

We are seeing a continued global recovery in the lift truck market with increased sales volumes in all regions. Even with these increases during the current year, lift truck shipments in the third quarter still trail 2008 shipment levels, which were prior to the economic downturn, by up to 50% in some markets. China’s lift truck shipments for the third quarter were 84% above 2008 shipment levels. We believe lift truck shipment levels will continue at current levels for the remainder of the year.

Additional information on lift truck industry trends can be found at www.cascorp.com/investor/industrytrends. This website address is intended to provide an inactive, textual reference only. The information at this website is not part of this Form 10-Q and is not incorporated by reference.

Europe Restructuring

The results for our European business continue to show progress as a result of our restructuring efforts. In addition, we implemented price increases for certain products which began to take effect at the end of the third quarter. The price increases will continue to be phased in through the remainder of the year as we continue to analyze the profitability of our European customer base. We are also continuing to review our existing production capacity in relation to the percentage of China-sourced products. We remain confident that we will continue to make progress to achieve profitability in Europe.

COMPARISON OF THIRD QUARTER OF FISCAL 2011 AND FISCAL 2010

Executive Summary

	Three Months Ended October 31
	2010	2009	Change	Change %
	(In thousands except per share amounts)
Net sales	$107,377	$80,822	$26,555	33%
Operating income	$15,456	$1,017	$14,439	—
Income before taxes	$14,779	$371	$14,408	—
Provision for income taxes	$5,995	$214	$5,781	—
Effective tax rate	41%	58%
Net income	$8,784	$157	$8,627	—
Diluted earnings per share	$0.79	$0.01	$0.78	—

The following is an overview for the third quarter of fiscal 2011. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Consolidated net sales increased 33% due to higher sales volumes as a result of improving economic conditions and global lift truck market. Global lift truck shipments increased 44% compared to the prior year. We have found that while lift truck industry shipments provide an indication of the long-term direction of our business activity, changes in our quarterly net sales do not correspond directly to the quarterly percentage changes in lift truck shipments or orders.

•

Our consolidated gross profit percentage increased from 24% to 31% during fiscal 2011 primarily as a result of improved cost absorption due to increased sales volumes and the benefit of cost cutting measures implemented during fiscal 2010. Our consolidated gross profit percentage was 30% during the second quarter of fiscal 2011.

•	We incurred restructuring costs of $1.5 million during fiscal 2010, primarily related to shutting down production activities at our facility in The Netherlands.

•	The effective tax rate of 41% in the third quarter of fiscal 2011 reflects additional valuation allowances related to losses in Europe for which we were unable to realize tax benefits.

North America

	Three Months Ended October 31
	2010	%	2009	%	Change	Change %
		(In thousands)
Net sales	$53,615	89%	$40,215	91%	$13,400	33%
Transfers between areas	6,433	11%	4,097	9%	2,336	57%

Net sales and transfers	60,048	100%	44,312	100%	15,736	36%

Cost of goods sold	41,115	68%	30,540	69%	10,575	35%

Gross profit	18,933	32%	13,772	31%	5,161	37%

Selling and administrative	10,365	18%	9,377	21%	988	11%

Operating income	$8,568	14%	$4,395	10%	$4,173	95%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$13,167	33%
Foreign currency change	233	0%

Total	$13,400	33%

The following summarizes financial results for North America for the third quarter of fiscal 2011. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 33% primarily due to higher sales volumes as a result of improving economic conditions. Lift truck industry shipments increased by 25% compared to the prior year.

•	Transfers to other Cascade locations increased due to increased demand in Asia Pacific and China.

•

Our gross profit percentage increased due to improved cost absorption as a result of higher sales volumes during the current year. Our gross profit percentage was 30% during the second quarter of fiscal 2011.

•

Selling and administrative costs increased 10% due to $0.6 million of additional executive incentive costs and $0.7 million of other personnel costs in the current year as a result of improved financial performance in the current year and reinstatement of previously frozen salary increases. The increases were partially offset by decreases in other costs.

Europe

	Three Months Ended October 31
	2010	%	2009	%	Change	Change %
		(In thousands)
Net sales	$22,653	99%	$18,555	97%	$4,098	22%
Transfers between areas	180	1%	567	3%	(387)	(68%)

Net sales and transfers	22,833	100%	19,122	100%	3,711	19%

Cost of goods sold	19,424	85%	21,235	111%	(1,811)	(9%)

Gross profit (loss)	3,409	15%	(2,113)	(11%)	5,522	—

Selling and administrative	4,273	19%	4,657	24%	(384)	(8%)
European restructuring costs	(54)	—	1,514	8%	(1,568)	—

Operating loss	$(810)	(4%)	$(8,284)	(43%)	$7,474	—

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$5,927	32%
Foreign currency change	(1,829)	(10%)

Total	$4,098	22%

The following summarizes financial results for Europe for the third quarter of fiscal 2011. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales increased 32% primarily due to higher sales volumes as a result of a stronger lift truck market. Lift truck industry shipments for the quarter increased 40% when compared with the prior year.

•

During the third quarter of fiscal 2011, our gross profit margin was the highest we have experienced in Europe since the quarter ended October 31, 2008. This improvement is due to our restructuring efforts over the past two years and also a result of sales price increases for certain products.

•	Selling and administrative costs remained flat during the current year, excluding the impact of foreign currency changes.

•

Restructuring costs in the prior year were primarily a result of terminating production at our facility in the Netherlands. These costs included facility closure costs of $1.0 million and severance costs of $0.5 million.

Asia Pacific

	Three Months Ended October 31
	2010	%	2009	%	Change	Change %
		(In thousands)
Net sales	$16,353	100%	$11,886	99%	$4,467	38%
Transfers between areas	9	—	112	1%	(103)	(92%)

Net sales and transfers	16,362	100%	11,998	100%	4,364	36%

Cost of goods sold	11,761	72%	8,715	73%	3,046	35%

Gross profit	4,601	28%	3,283	27%	1,318	40%

Selling and administrative	2,500	15%	2,029	17%	471	23%

Operating income	$2,101	13%	$1,254	10%	$847	68%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$3,278	28%
Foreign currency change	1,189	10%

Total	$4,467	38%

The following summarizes financial results for Asia Pacific for the third quarter of fiscal 2011. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales increased 28% primarily due to higher sales volumes as a result of an improvement in economic conditions and an improving lift truck market. Lift truck industry shipments for the quarter increased 33% when compared with the prior year.

•	Our gross profit percentage increased slightly compared to the prior year, due primarily to fluctuations in foreign currency rates.

•	Selling and administrative costs rose 14% due to selling and personnel costs, but were 2% lower as a percentage of net sales.

China

	Three Months Ended October 31
	2010	%	2009	%	Change	Change %
		(In thousands)
Net sales	$14,756	71%	$10,166	80%	$4,590	45%
Transfers between areas	6,012	29%	2,576	20%	3,436	133%

Net sales and transfers	20,768	100%	12,742	100%	8,026	63%

Cost of goods sold	13,919	67%	8,009	63%	5,910	74%

Gross profit	6,849	33%	4,733	37%	2,116	45%

Selling and administrative	1,252	6%	1,081	8%	171	16%

Operating income	$5,597	27%	$3,652	29%	$1,945	53%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$4,391	43%
Foreign currency change	199	2%

Total	$4,590	45%

The following summarizes financial results for China for the third quarter of fiscal 2011. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales increased 43% primarily due to higher sales volumes as a result of the recovery of the Chinese economy and a strong lift truck market. Lift truck industry shipments within China for the quarter increased 53% when compared with the prior year.

•	Transfers to other Cascade locations increased due to higher customer demand in Europe and Asia Pacific.

•	Our gross profit percentage decreased due to changes in product mix and higher intercompany transfers, which carry lower gross margins.

•	Selling and administrative costs increased 14% primarily due to research and development costs.

Non-Operating Items

The following are financial highlights for non-operating items during the third quarter of fiscal 2011:

•	The effective tax rate of 41% in the third quarter of fiscal 2011 reflects additional valuation allowances related to losses in Europe for which we were unable to realize tax benefits.

•

The income tax expense in fiscal 2010 was a result of taxes due in countries where we generated income and taxes on foreign dividends related to the repatriation of cash to the U.S. We were unable to realize a tax benefit in several European countries where we incurred losses due to valuation allowances.

COMPARISON OF THE FIRST NINE MONTHS OF FISCAL 2011 AND FISCAL 2010

Executive Summary

	Nine Months Ended October 31
	2010	2009	Change	Change %
	(In thousands except per share amounts)
Net sales	$299,510	$233,781	$65,729	28%
Operating income (loss)	$35,359	$(18,620)	$53,979	—
Income (loss) before taxes	$33,093	$(20,044)	$53,137	—
Provision for income taxes	$15,411	$4,175	$11,236	269%
Effective tax rate	47%	(21%)	—
Net income (loss)	$17,682	$(24,219)	$41,901	—
Diluted earnings (loss) per share	$1.60	$(2.24)	$3.84	—

The following is an overview for the first nine months of fiscal 2011. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Consolidated net sales increased 27% due to higher sales volumes as a result of improving economic conditions and global lift truck market. Global lift truck shipments increased 36% compared to the prior year. We have found that while lift truck industry statistics provide an indication of the long-term direction of our business activity, changes in our net sales on a short-term basis do not correspond directly to the short-term percentage changes in lift truck shipments or orders.

•

Our consolidated gross profit percentage increased from 23% to 30% during fiscal 2011 primarily as a result of improved cost absorption due to increased sales volumes in all regions and the benefit of cost cutting measures implemented during fiscal 2010.

•

We incurred restructuring costs of $17.9 million during fiscal 2010, primarily as a result of shutting down production activities at our facility in The Netherlands and the closure of our fork facility in France.

•

The effective tax rate of 47% for the first nine months of fiscal 2011 includes additional expense from recording valuation allowances against the tax benefit of current and prior year net operating losses incurred in several European countries.

•

The income tax expense in fiscal 2010 was a result of taxes due in countries where we generated income and taxes on foreign dividends related to the repatriation of cash to the U.S. We were unable to realize a tax benefit in several European countries where we incurred losses.

North America

	Nine Months Ended October 31
	2010	%	2009	%	Change	Change %
	(In thousands)
Net sales	$147,085	89%	$115,182	91%	$31,903	28%
Transfers between areas	19,062	11%	10,858	9%	8,204	76%

Net sales and transfers	166,147	100%	126,040	100%	40,107	32%

Cost of goods sold	115,528	70%	89,641	71%	25,887	29%

Gross profit	50,619	30%	36,399	29%	14,220	39%

Selling and administrative	31,999	19%	30,246	24%	1,753	6%

Operating income	$18,620	11%	$6,153	5%	$12,467	203%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$30,533	27%
Foreign currency change	1,370	1%

Total	$31,903	28%

The following summarizes financial results for North America for the first nine months of fiscal 2011. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales increased 27% primarily due to higher sales volumes as a result of improving economic conditions. Lift truck industry shipments decreased by 5% compared to the prior year. However, recent lift truck industry order and shipment rates are strong.

•	Transfers to other Cascade locations increased during the current year due to increased global customer demand.

•

Our gross profit percentage increased slightly due to improved cost absorption as a result of higher sales volumes during the current year and a reduction of overhead costs as a result of headcount reductions and other cost cutting measures implemented in the prior year. This was offset by changes in product mix and higher intercompany transfers, which carry lower gross margins.

•	Selling and administrative costs increased 5% due to $1.8 million of additional executive incentive costs in the current year as a result of improved financial performance.

Europe

	Nine Months Ended October 31
	2010	%	2009	%	Change	Change %
	(In thousands)
Net sales	$66,910	99%	$60,172	97%	$6,738	11%
Transfers between areas	378	1%	1,844	3%	(1,466)	(80%)

Net sales and transfers	67,288	100%	62,016	100%	5,272	9%
Cost of goods sold	58,923	88%	65,849	106%	(6,926)	(11%)

Gross profit (loss)	8,365	12%	(3,833)	(6%)	12,198	—
Selling and administrative	13,010	19%	14,538	23%	(1,528)	(11%)
European restructuring costs	15	—	17,880	29%	(17,865)	(100%)

Operating loss	$(4,660)	(7%)	$(36,251)	(58%)	$31,591	—

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$9,490	16%
Foreign currency change	(2,752)	(5%)

Total	$6,738	11%

The following summarizes financial results for Europe for the first nine months of fiscal 2011. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 16% primarily due to higher sales volumes as a result of an improving lift truck market. Lift truck industry shipments increased 13% for the current year.

•

Our gross profit margin increased as a result of improved cost absorption due to higher sales volumes and our restructuring efforts in fiscal 2010, which included closing production facilities in Germany, The Netherlands and France, other workforce reductions within Europe and the movement of certain production activities to Italy.

•	Selling and administrative costs decreased 7% primarily due to lower personnel costs as a result of headcount reductions made during our European restructuring activities.

•

Restructuring costs in the prior year were primarily a result of ceasing production activities at our facility in The Netherlands and the closure of our fork manufacturing facility in France. These costs included severance costs of $11.1 million, fixed asset write downs of $4.8 million, costs for movement of equipment and facility shutdowns of $1.2 million and legal and other restructuring costs of $0.7 million.

Asia Pacific

	Nine Months Ended October 31
	2010	%	2009	%	Change	Change %
	(In thousands)
Net sales	$44,406	100%	$33,552	100%	$10,854	32%
Transfers between areas	119	—	127	—	(8)	(6%)

Net sales and transfers	44,525	100%	33,679	100%	10,846	32%

Cost of goods sold	32,411	73%	25,002	74%	7,409	30%

Gross profit	12,114	27%	8,677	26%	3,437	40%

Selling and administrative	7,165	16%	5,588	17%	1,577	28%

Operating income	$4,949	11%	$3,089	9%	$1,860	60%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$6,331	19%
Foreign currency change	4,523	13%

Total	$10,854	32%

The following summarizes financial results for Asia Pacific for the first nine months of fiscal 2011. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales increased 19% primarily due to higher sales volumes as a result of an improvement in economic conditions and an improving lift truck market. Lift truck industry shipments for the year increased 32% when compared with the prior year.

•	Our gross profit percentage increased slightly due to the benefit of fluctuations in foreign currency rates.

•	Selling and administrative costs increased 15% due to higher warranty, personnel and selling costs.

China

	Nine Months Ended October 31
	2010	%	2009	%	Change	Change %
	(In thousands)
Net sales	$41,109	70%	$24,875	77%	$16,234	65%
Transfers between areas	17,445	30%	7,463	23%	9,982	134%

Net sales and transfers	58,554	100%	32,338	100%	26,216	81%

Cost of goods sold	38,626	66%	20,904	65%	17,722	85%

Gross profit	19,928	34%	11,434	35%	8,494	74%

Selling and administrative	3,478	6%	3,045	9%	433	14%

Operating income	$16,450	28%	$8,389	26%	$8,061	96%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$15,969	64%
Foreign currency change	265	1%

Total	$16,234	65%

The following summarizes financial results for China for the first nine months of fiscal 2011. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales increased 64% primarily due to higher sales volumes as a result of the recovery of the Chinese economy and a strong lift truck market. Lift truck industry shipments within China for fiscal 2011 increased 79% when compared with the prior year.

•	Transfers to other Cascade locations increased due to higher customer demand in Europe and Asia Pacific.

•

Our gross profit percentage decreased slightly due to product mix and intercompany transfers, which carry lower gross margins, offset by improved cost absorption as a result of higher sales volumes in the current year.

•	Selling and administrative costs increased 13% due to higher research and development, personnel, engineering and selling costs.

Non-Operating Items

The following are financial highlights for non-operating items during the first nine months of fiscal 2011:

•

Interest expense increased $273,000 during fiscal 2011 primarily due to an amended loan agreement we entered into July 2009, which increased our interest rate and modified our loan covenants. This resulted in higher interest rates in the current year.

•	The provision for income taxes in fiscal 2011 includes a provision for recording valuation allowances against deferred tax assets resulting from net operating losses in Europe.

•	The provision for income taxes in fiscal 2010 was primarily a result of taxes due in countries where we were generating income.

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

In addition, management refers to this measure to facilitate internal and external comparisons to our historical operating results, in making operating decisions and for budget planning purposes. This measure should be considered in addition to, not as a substitute for, or superior to, gross profit, income from operations, cash flow from operating activities, or other measures of financial performance prepared in accordance with generally accepted accounting principles. The following table presents a summary of our free cash flow:

	Three Months Ended October 31		Nine Months Ended October 31
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Cash flow from operating activities	$8,624	$3,767	$11,995	$35,216
Capital expenditures	(1,810)	(1,426)	(3,715)	(3,257)

Free cash flow	$6,814	$2,341	$8,280	$31,959

The decrease in free cash flow during fiscal 2011 is primarily a result of higher levels of accounts receivable due to increased sales volumes. Free cash flow levels in fiscal 2010 were primarily the result of reductions in accounts receivable balances and inventories during the economic downturn.

Statements of Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the nine months ended October 31, 2010 and October 31, 2009 by classifying transactions into three major categories of activities: operating, investing and financing.

The following table presents a summary of our cash flows:

	Three Months Ended October 31		Nine Months Ended October 31
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Operating activities	$8,624	$3,767	$11,995	$35,216
Investing activities	(745)	(1,390)	(2,533)	(3,091)
Financing activities	(2,235)	(2,614)	(5,392)	(41,108)
Effect of exchange rate changes	(1,810)	(2,050)	1,926	(6,662)

Net change in cash	$3,834	$(2,287)	$5,996	$(15,645)

Operating Activities

Our primary source of liquidity is cash generated from operating activities, which is measured as net income or loss adjusted for changes in working capital and non-cash operating items such as depreciation, amortization and share-based compensation.

Net cash provided by operating activities for the nine months ended decreased from $35.2 million in fiscal 2010 to $12.0 million in fiscal 2011 due to the following:

•	The increase in net income in fiscal 2011 was primarily the result of higher sales in the current year as a result of improved economic conditions.

•	The net loss in the nine months ended October 31, 2009 was a result of significant restructuring charges, a substantial decrease in sales volumes and lower gross margins.

•

Inventories increased $1.6 million during the current year compared to a decrease of $27.3 million in fiscal 2010. During fiscal 2010, we focused on lowering inventory by limiting purchases of materials and maintaining lower levels of finished goods to reflect lower customer demand.

•

During fiscal 2011, accounts receivable increased $21.0 million compared to a decrease of $15.5 million in fiscal 2010. The increase in the current year is primarily a result of higher sales. The prior year decrease was due to lower sales during the economic downturn.

Investing Activities

Our primary investing activity is capital expenditures, which are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Capital expenditures by geographic segment were as follows (in thousands):

	Three Months Ended October 31		Nine Months Ended October 31
	2010	2009	2010	2009
North America	$697	$399	$1,714	$1,233
Europe	4	787	226	1,079
Asia Pacific	736	92	1,001	459
China	373	148	774	486

	$1,810	$1,426	$3,715	$3,257

The following are investing activity highlights:

•

Capital expenditures during fiscal 2011 and 2010 are below historical levels as we have limited spending to only critical projects. We expect to continue spending at a reduced level through the end of fiscal 2011.

•	We expect capital expenditures for the remainder of fiscal 2011 to be approximately $2.0 million.

Financing Activities

The following are major financing activities:

•

Net payments made against our long-term debt and notes payable were $3.2 million during the first nine months of fiscal 2011 compared to net payments of $40.0 million during the first nine months of fiscal 2010. We continue to be focused on paying down our debt with available cash. During the current year we have been unable to paydown debt at the same rate as the prior year due to working capital requirements with increased sales levels.

•	We declared dividends totaling $1.9 million ($0.17 per share) and $1.1 million ($0.11 per share) during the first nine months of fiscal 2011 and 2010, respectively.

FINANCIAL CONDITION AND LIQUIDITY

The following are highlights regarding our financial condition and liquidity for the first nine months of fiscal 2011:

•

Our working capital, defined as current assets less current liabilities, increased from $112.4 million at January 31, 2010 to $141.0 million at October 31, 2010. Our current ratio, defined as current assets divided by current liabilities, increased from 3.3 to 1 at January 31, 2010 to 3.9 to 1 at October 31, 2010.

•	Total outstanding debt, including notes payable to banks, decreased from $59.4 million at January 31, 2010 to $56.8 million at October 31, 2010.

Our loan agreement with Bank of America and Union Bank requires that we maintain certain ratios. The following are details on these ratios, which are calculated quarterly, based on actual results from the previous twelve months:

Fixed charge coverage ratio – requires earnings before interest, taxes, depreciation, amortization and other non-cash charges (“EBITDA”), adjusted for cash taxes paid, an established level of capital expenditures and cash dividends, to be 1.5 times required debt service payments, principal and interest on outstanding debt. The actual fixed charge coverage ratio at October 31, 2010 was 10.9.

Leverage ratio – requires outstanding debt and other funded debt to be less than 3.0 times EBITDA. The actual leverage ratio at October 31, 2010 was 1.3.

We were in compliance with our debt covenants at October 31, 2010. We believe our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditures and debt payment requirements for the next twelve months.

As of October 31, 2010, outstanding borrowings under our loan agreement totaled $52.0 million and an additional $1.7 million was used to issue letters of credit. The additional amount that may be borrowed under our loan agreement at October 31, 2010, based on our leverage ratio, was $61 million. No principal payments are required until December 2011. The interest rate on outstanding borrowings under our loan agreement, which was based on London Interbank Offered Rate (“LIBOR”) plus a margin of 2.0% at October 31, 2010 was 2.39%.

OTHER MATTERS

The following table represents the three-month percentage change from July 31, 2010 to October 31, 2010 and the nine-month percentage change from January 31, 2010 to October 31, 2010 in the end of month foreign currency rates compared to the U.S. dollar used by our significant operations. As a result of these changes, foreign currency translation adjustments increased shareholders’ equity by $4.7 million during the quarter ended October 31, 2010 and $9.2 million during the first nine months of fiscal 2011.

Currency	Change for Three Months Ended October 31, 2010	Change for Nine Months Ended October 31, 2010
Japanese Yen	7%	12%
British Pound	2%	—
Canadian Dollar	1%	5%
Australian Dollar	8%	11%
Euro	7%	—
Korean Won	5%	3%
Chinese Yuan	2%	2%

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

OFF BALANCE SHEET ARRANGEMENTS

At October 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

Subsequent events - In February 2010, the Financial Accounting Standards Board amended its May 2009 guidance that established standards of accounting for and disclosure of subsequent events. The amended guidance (1) eliminates the requirement for an Securities and Exchange Commission filer to disclose the date through which it has evaluated subsequent events, (2) clarifies the period through which conduit bond obligors must evaluate subsequent events, and (3) refines the scope of the disclosure requirements for reissued financial statements. We adopted this new accounting guidance for our financial statements for the quarter ended April 30, 2010. The adoption of this guidance did not have an impact on our financial statements.

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

The table below illustrates the hypothetical increase in net sales for the third quarter of fiscal 2011 resulting from a 10% weaker U.S. dollar against foreign currencies which impact our operations (in millions):

Euro	$1.9
Chinese Yuan	1.5
Japanese Yen	0.7
Canadian Dollar	0.6
Australian Dollar	0.5
British Pound	0.4
Other currencies (representing 4% of consolidated net sales)	0.4

A 10% weaker U.S. dollar during the quarter, measured against foreign currencies that affect our operations, would have increased our operating income by $1.2 million.

We enter into foreign currency forward exchange contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The principal currencies hedged are denominated in Japanese Yen, Canadian Dollars, Euros, Chinese Yuan, Korean Won, Swedish Krona and British Pounds. Our foreign currency forward exchange contracts have terms lasting up to three months, but generally less than one month. We do not enter into derivatives or other financial instruments for trading or speculative purposes and we do not record our derivatives under hedge accounting.

A majority of our products are manufactured using specialty steel. As such, our cost of goods sold is sensitive to fluctuations in specialty steel prices, either directly through the purchase of raw materials or indirectly through the purchase of components. However, due to the nature of specialty steel, we are not impacted by changes in commodity steel prices to the extent others might be.

Presuming that the full impact of steel price increases is reflected in all steel and steel based component purchases, we estimate our gross profit percentage would decrease by approximately 0.4% for each 1.0% increase in steel prices. Based on our statement of operations for the three months ended October 31, 2010, a 1.0% increase in steel prices would have decreased consolidated gross profit by approximately $368,000.

The majority of our debt as of October 31, 2010 had a variable interest rate, which was 2.39% at October 31, 2010 and was based on LIBOR plus a margin of 2.0%. Based on the October 31, 2010 outstanding balance of our variable rate debt of $52.0 million, a 1% increase in our interest rate would result in a $520,000 increase in annual interest expense.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the three months ended October 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

December 3, 2010

/s/ JOSEPH G. POINTER
Joseph G. Pointer
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.