Form 10-K
period 2011-01-31
CASCADE CORP
filed 2011-04-04
CIK 18061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of July 31, 2010 was $418,388,202, based on the closing sale price of the common stock on the New York Stock Exchange on that date.

The number of shares outstanding of the registrant’s common stock as of March 8, 2011 was 10,972,449.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be filed within 120 days after the registrant’s fiscal year end of January 31, 2011, to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held June 1, 2011 are incorporated by reference into Part III.

NOTE: All references to fiscal years are defined as year ended January 31, 2011 (fiscal 2011), year ended January 31, 2010 (fiscal 2010) and year ended January 31, 2009 (fiscal 2009).

Forward-looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7) contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross profit, expenses, earnings or losses from operations, synergies or other financial items; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include, but are not limited to:

•	General business and economic conditions globally, in particular North America, Europe, Asia Pacific and China;

•	Effectiveness of our cost reduction initiatives and reorganization plans;

•	Risks and complexities associated with international operations, including foreign currency fluctuations;

•	Competitive factors and the cyclical nature of the materials handling industry and lift truck orders;

•	Cost and availability of raw materials;

•	Environmental matters;

•	Assumptions relating to pension and other postretirement costs;

•	Impact of acquisitions.

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

The manufacturing of our products includes the purchase of raw materials and components: principally rolled bar, plate and extruded steel products; unfinished castings and forgings; hydraulic cylinders and motors; and hardware items such as fasteners, rollers, hydraulic seals and hose assemblies. Certain purchased parts are provided worldwide by a limited number of suppliers. Difficulties in obtaining alternative sources of rolled bar, plate and extruded steel products and other materials from a limited number of suppliers could affect operating results. We are not currently experiencing any significant shortages in obtaining raw materials, purchased parts, or other steel products.

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

In major industrialized countries, lift trucks are a widely utilized method of materials handling. In these markets, lift trucks are generally considered maintenance capital investment. This tends to subject the industry in general to the cyclical patterns similar to the broader capital goods economic sector.

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

Europe—While we are also a leading manufacturer in Europe, we compete with Bolzoni Auramo and several privately-owned companies with a strong presence in local and regional markets. Price competition in this region has historically resulted in lower gross profit margins than in other regions.

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

No single customer accounts for more than 10% of our consolidated net sales. Our sales to OEM customers account for approximately 40% of our consolidated net sales.

Backlog

Our products are manufactured with short lead times of generally less than two months. Accordingly, the level of backlog orders is not a significant factor in evaluating our overall level of business activity.

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

Construction Attachments

We manufacture attachments for construction vehicles at two facilities on the West Coast of the United States. The construction attachments are for medium and heavy duty construction vehicles used in a variety of construction markets, including infrastructure, demolition, recycling, forestry, utility and general construction. The prevailing levels of commercial, infrastructure and general construction activity have a significant influence on sales of these products. Housing construction has some overall influence. These products are sold, primarily in the West Coast of the United States, through construction equipment dealers and major equipment manufacturers. We have approximately 40 employees working to design, manufacture and market these products.

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

Employees

At January 31, 2011, we had approximately 1,800 full-time employees throughout the world. The majority of these employees are not subject to collective bargaining agreements.

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

Officers of the Registrant

Robert C. Warren, Jr.—Chief Executive Officer and President (1)—Mr. Warren, 62, has served as President and Chief Executive Officer of Cascade since 1996. He was President and Chief Operating Officer from 1993 until 1996 and was formerly Vice President—Marketing. Mr. Warren joined Cascade in 1972.

Richard S. Anderson—Senior Vice President and Chief Operating Officer (1)—Mr. Anderson, 63, has served as Chief Operating Officer since June 2008. Mr. Anderson has been employed by Cascade since 1972 and held several positions including his appointments as Chief Financial Officer from 2001 to 2008, Vice President—Material Handling Product Group in 1996 and Senior Vice President—International in 1999.

Frank R. Altenhofen, Vice President—Asia Pacific (1)—Mr. Altenhofen, 49, was appointed Vice President, Asia Pacific in June 2008 and was appointed Vice President, Americas in 2007. He started his career with Cascade in 1983 and held numerous manufacturing, marketing, and management positions including General Manager of Cascade’s operations in China, until his departure in 2001. Mr. Altenhofen’s experience from 2001 to 2007 includes four years as President of an international medical device company.

Peter D. Drake, Vice President—Americas (1)—Mr. Drake, 43, was appointed Vice President—Americas in June 2008. He started his career with Cascade in 1991 and has held a number of management positions including serving as Plant Manager for Cascade’s Portland facility from 2000 to 2008.

Kevin B. Kreiter, Vice President—Engineering and Marketing (1)—Mr. Kreiter, 57, has served in his current position since 2007. He has been employed by Cascade since 1979 and has held several positions within the engineering group, including his appointment as Vice President—Engineering in 2006.

Jeffrey K. Nickoloff, Vice President—Corporate Manufacturing (1)—Mr. Nickoloff, 55, has served in his current position since 2002. He has held several positions with Cascade, including his appointments as Director of North American Manufacturing in 2000 and Plant Manager in 1993. Mr. Nickoloff joined Cascade in 1979.

Joseph G. Pointer, Vice President and Chief Financial Officer (1)—Mr. Pointer, 50, has served as Chief Financial Officer since 2008. He was the Vice President—Finance from 2000 to 2008. Prior to joining Cascade in 2000, Mr. Pointer was a partner at PricewaterhouseCoopers LLP in Portland, Oregon.

Davide Roncari, Vice President—Europe (1)—Mr. Roncari, 38, was appointed Vice President—Europe in June 2008. He has held a number of management positions in Cascade’s European operations since 2003, including his most recent assignment as Director of Engineering—Europe and Director of Production for the Verona, Italy manufacturing operations.

Susan Chazin-Wright, Vice President—Human Resources (1)—Ms. Chazin-Wright, 58, was appointed as Vice President–Human Resources in March 2008. Prior to joining Cascade, Ms. Wright served as Director of Human Resources at the Stanford Graduate School of Business and as Vice President of Corporate Services at Denso Corporation, a Toyota affiliate automotive component manufacturer.

John A. Cushing—Treasurer—Mr. Cushing, 50, has served as Treasurer since 2001. He previously was Assistant Treasurer from 1999 until 2001. Prior to joining Cascade in 1999, Mr. Cushing was Assistant Treasurer for Fred Meyer, Inc., a retail company headquartered in Portland, Oregon.

Item 1A.	Risk Factors

In addition to the other information contained in this Form 10-K, the following are certain risks that we believe should be considered carefully in evaluating Cascade’s business. Our business, financial condition, cash

(1)—These individuals are considered executive officers of Cascade Corporation.

flows or results of operations could be materially adversely affected by any of these risks. The risks summarized below do not represent an exhaustive list, and additional risks not presently known to us or that we currently consider immaterial may also impair our business and operations.

Economic or industry downturns

Our business has historically experienced periodic cyclical downturns generally consistent with economic cycles in the markets in which we operate. The level of sales of our products reflects to a significant extent the capital investment decisions of the customers who buy our products and the lift trucks and other vehicles on which our products are used. These customers tend to delay capital projects, including the purchase of new equipment or upgrades, during industry or general economic downturns. Past downturns have been characterized by diminished product demand, excess manufacturing capacity and erosion of gross profit and net income. Therefore, a significant downturn in the markets of our customers, including lift truck manufacturers and to a lesser extent construction equipment manufacturers, or in general economic conditions will result in a reduction in demand for our products and negatively affect our business.

Effectiveness of cost reduction activities/reorganization plans

We are continually implementing ways to reduce costs and make our company more efficient, while achieving our objectives of customer satisfaction and the production of quality products. These cost reductions are achieved through “lean” principles that are applied throughout our organization. While evaluating and implementing these cost reduction initiatives, we may incur unexpected expenses and we may not achieve the anticipated savings once the plan is implemented.

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

We may also experience shortages of raw materials and purchased parts, which in certain cases are provided by a limited number of suppliers. Shortages may require us to curtail production, spend additional money to expedite product to our manufacturing locations, or to devote additional financial resources to maintaining inventories of raw materials and purchased parts in excess of our normal requirements.

Economic, political and other risks associated with international operations

Foreign operations represent over 55% of our sales. In the future, we expect revenue from foreign markets to continue to represent a significant portion of our total sales. As noted in “Properties” (Item 2), we own or lease facilities in several foreign countries throughout the world. Since we manufacture and sell our products worldwide, our business is subject to risks associated with doing business internationally. Accordingly, our future results could be negatively affected by a variety of factors, including:

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

Fluctuations in currencies make it more difficult to perform period-to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our foreign operations, where the local currency is the functional currency, are translated using period-end exchange rates, and the revenues, expenses and cash flows of our foreign operations are translated using average exchange rates during each period.

In addition to currency translation risks, we incur currency transaction risk whenever we enter into a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot be assured we will be able to effectively manage our currency transaction and/or translation risks. We have purchased and may continue to purchase foreign currency hedging instruments protecting or offsetting positions in certain currencies to reduce the risk of adverse currency fluctuations. We only purchase these instruments to cover currency exposures. We have in the past experienced and expect to experience at times in the future an impact on earnings as a result of foreign currency exchange rate fluctuations.

Reliance on customers

Approximately 60% of our products are sold to the end-user customer through OEDs. Therefore, a significant portion of our sales is dependent on the quality and effectiveness of these dealers, who are not subject to our control.

We sell approximately 40% of our products directly to OEMs, several of which are global manufacturers. The following actions taken by these OEMs could significantly affect our business:

•	Adjusting their inventories of our finished products as part of ongoing operations;

•	Shifting from local or regional sourcing of products to lower cost global sourcing;

•

Altering the distribution channels of certain products by acquiring all or part of their dealer network or by exerting influence over their sale of replacement parts and attachments through their distribution channels;

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

As of January 31, 2011, our projected benefit obligations under our defined benefit pension plans exceed the fair value of assets by $1.1 million. The underfunding in our defined benefit pension plans is due in part to fluctuations in the discount rate and financial markets that cause the valuation of assets to change. As of January 31, 2011 our accumulated postretirement benefit obligation under our postretirement benefit plan, which is not funded, was $7.4 million. We expect any required cash payments to our plans that are not fully funded will be made from future cash flows from operations. If our cash contributions are insufficient to adequately fund the plans to cover our future obligations, the performance of the pension plan assets do not meet our expectations or assumptions are modified, our contributions could be materially higher than we expect. This would reduce the cash available for our business. Changes in U.S. or foreign laws governing these plans could require us to make additional contributions and changes to generally accepted accounting principles in the United States could require the recording of additional costs related to these plans.

Impact of acquisitions

We have historically expanded our business through acquisitions and expect we will do so in the future if appropriate opportunities arise. If we are not successful in integrating acquisitions, we may not realize the operating results we anticipated at the time of acquisition. In addition, industry downturns in the markets the acquired companies serve and general economic conditions may adversely affect our financial results. Future acquisitions may require us to incur additional debt and contingent liabilities, which may materially and adversely affect our business, operating results, cash flows and financial condition. The acquisition and integration of businesses involve a number of risks, including:

•	Doing business in industries outside our present material handling business;

•	Difficulties in integrating operations and systems, and matching the business culture of the acquired business with our culture;

•	Difficulties in the assimilation and retention of employees;

•	Difficulties in retaining customers and integrating customer bases;

•	Diversion of management’s attention from existing operations due to the integration of acquired businesses;

•	Assumption of unexpected liabilities.

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

We own and lease various types of properties located throughout the world. Our corporate office is located in Fairview, Oregon. We generally consider the productive capacity of our manufacturing facilities to be adequate and suitable to meet our requirements. Our primary locations are presented below:

Location	Primary Activity	Approximate Aquare Footage	Status
NORTH AMERICA
Springfield, Ohio	Manufacturing	200,000	Owned
Fairview, Oregon	Manufacturing/Headquarters	155,000	Owned
Guelph, Ontario, Canada	Manufacturing	125,000	Owned
Toronto, Ontario, Canada	Manufacturing	73,000	Leased
Woodinville, Washington	Manufacturing	68,000	Leased
Warner Robins, Georgia	Manufacturing	65,000	Owned
Findlay, Ohio	Manufacturing	52,000	Owned
San Juan Capistrano, California	Manufacturing	9,000	Leased
EUROPE
Almere, The Netherlands*	Distribution	162,000	Owned
Schalksmuhle, Germany*	Distribution	81,000	Owned
Verona, Italy	Manufacturing	74,000	Leased
Manchester, England	Manufacturing	44,000	Owned
Brescia, Italy	Manufacturing	19,000	Owned
Vaggeryd, Sweden	Sales	2,000	Leased
Apignay, France	Sales	2,000	Leased
Barcelona, Spain	Sales	1,000	Leased
Vantaa, Finland	Sales	500	Leased
ASIA PACIFIC
Brisbane, Australia	Manufacturing	46,000	Leased
Osaka, Japan	Sales/Distribution	24,000	Owned
Inchon, Korea	Manufacturing	12,000	Owned
Auckland, New Zealand	Sales/Distribution	9,000	Leased
Johannesburg, South Africa	Sales	9,000	Leased
Pune, India	Sales	120	Leased
CHINA
Xiamen, China	Manufacturing	189,000	Leased
Hebei, China	Manufacturing	88,000	Leased
Xiamen, China	Manufacturing	87,000	Leased
Hebei, China	Manufacturing	65,000	Leased

*	Location is currently available for sale.

Item 3.	Legal Proceedings

Neither Cascade nor any of our subsidiaries are involved in any material pending legal proceedings. We believe we are adequately insured against product liability, personal injury and property damage claims, which may occasionally arise.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 8, 2011, there were 149 shareholders of record of Cascade’s common stock including blocks of shares held by various depositories. It is our belief that when the shares held by the depositories are attributed to the beneficial owners, the total exceeds 2,000.

Performance Graph

The following graph compares the annual percentage change in the cumulative shareholder return on our common stock with the cumulative total return of the Russell 2000 Index and an industry group of peer companies, in each case assuming investment of $100 on January 31, 2006, and reinvestment of dividends. The stock price performance shown in the graph below is not necessarily indicative of future stock price performance. Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, the stock performance graph shall not be incorporated by reference into any such filings and shall not otherwise be deemed filed under such acts.

Peer group 1is a historical group of companies which we share similar economic characteristics with and comprises the following companies: Actuant Corporation, Alamo Group Inc., Ampco-Pittsburgh Corporation, Astec Industries, Inc., Columbus-McKinnon Corporation, Gulf Island Fabrication, Inc., IDEX Corporation, Lindsay Manufacturing Company and Nordson Corporation.

Peer group 2 is a group of companies that are used to evaluate our executive compensation and comprises the following companies: Actuant Corporation, Alamo Group Inc., American Railcar Industries, Inc., Ampco-Pittsburgh Corporation, Astec Industries, Inc., Blount International Inc., Columbus-McKinnon Corporation, Foster (LB) Corporation, IDEX Corporation, Miller Industries Inc. and The Greenbrier Companies.

Market Information

The high and low sales prices of our common stock based on intra-day prices on the New York Stock Exchange for each quarter during the last two fiscal years were as follows:

	Year Ended January 31
	2011		2010
	High	Low	High	Low
First quarter	$40.35	$25.33	$26.38	$12.81
Second quarter	43.36	27.34	31.91	15.11
Third quarter	40.65	27.55	28.83	22.85
Fourth quarter	51.82	34.65	32.26	21.36

Dividends

The cash dividends declared during each quarter of the last two fiscal years were as follows:

	Year Ended January 31
	2011	2010
First quarter	$0.02	$0.05
Second quarter	0.05	0.05
Third quarter	0.10	0.01
Fourth quarter	0.10	0.01

	$0.27	$0.12

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

	Year Ended January 31
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts and employees)
Income statement data:
Net sales	$409,858	$314,353	$534,172	$558,073	$478,850
Operating income (loss)(1)	$42,276	$(31,494)	$11,477	$95,613	$68,351
Net income (loss)(2)	$21,406	$(38,649)	$1,267	$60,147	$45,481
Cash flow data:
Cash flows from operating activities	$27,778	$45,413	$41,086	$53,326	$57,109
Cash flows from investing activities	$(4,790)	$(5,732)	$(16,134)	$(31,627)	$(33,582)
Cash flows from financing activities	$(20,930)	$(44,659)	$(20,382)	$(33,432)	$(22,153)
Free cash flow(3)	$21,731	$39,479	$24,377	$30,518	$39,031
Stock information:
Basic earnings per share(2)	$1.97	$(3.57)	$0.12	$5.08	$3.64
Diluted earnings per share(2)	$1.93	$(3.57)	$0.11	$4.88	$3.48
Dividends declared	$0.27	$0.12	$0.78	$0.70	$0.61
Balance sheet information:
Cash and marketable securities	$25,037	$20,201	$31,185	$21,223	$36,593
Working capital(4)	$135,124	$112,378	$161,718	$151,971	$113,130
Property, plant and equipment, net	$66,978	$73,408	$93,826	$98,350	$84,151
Total assets	$359,179	$341,931	$397,583	$462,500	$397,432
Total debt	$42,337	$59,416	$102,763	$110,716	$51,119
Shareholders’ equity	$248,556	$215,762	$236,967	$268,025	$271,636
Other:
Capital expenditures	$6,047	$5,934	$16,709	$22,808	$18,078
Depreciation	$9,980	$11,893	$13,801	$13,898	$13,753
Amortization	$156	$403	$2,519	$3,214	$1,472
Share-based compensation expense(5)	$2,654	$3,562	$4,421	$4,451	$4,033
Interest expense, net of interest income	$1,803	$1,561	$3,475	$3,315	$400
Diluted weighted average shares outstanding	11,104	10,816	11,077	12,333	13,071
Number of employees	1,800	1,700	2,100	2,400	2,100

(1)	Amount includes $30,001 of restructuring costs in 2010, a $46,376 asset impairment charge in 2009 and a $15,977 insurance litigation recovery in 2008.

(2)	Amount includes an after-tax restructuring charge of $29,519 ($2.73 per diluted share) in 2010, an after-tax asset impairment charge in 2009 of $31,576 ($2.85 per diluted share) and an after-tax insurance litigation recovery in 2008 of $10,026 ($0.81 per diluted share).

(3)	A non-GAAP measure defined as cash flow from operating activities less capital expenditures.

(4)	Defined as current assets less current liabilities.

(5)	See Notes 2 and 13 to the Consolidated Financial Statements for additional information on share-based compensation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of certain significant factors that have affected our financial condition as of January 31, 2011, and the results of operations and cash flows for the fiscal years ended January 31, 2011, 2010 and 2009. This information should be read in conjunction with our consolidated financial statements and notes thereto under Item 8, “Financial Statements and Supplementary Data” of this report.

OVERVIEW

Our businesses globally manufacture and distribute material handling load engagement products primarily for the lift truck industry and to a lesser extent the construction industry. We operate our business in four geographic segments: North America, Europe, Asia Pacific and China. A further discussion of our business is contained in Item 1, “Business,” of this report.

RECENT TRENDS AND DEVELOPMENTS AFFECTING OUR RESULTS

Global Economic and Lift Truck Market Outlook

Starting in fiscal 2009, we experienced a significant decrease in our sales volumes due to the global economic crisis and ensuing recession, which resulted in lower gross margins and the need to implement a number of steps to control current and long-term costs. Toward the end of fiscal 2010 we started to experience signs of a recovery, as business levels began to improve. During fiscal 2011, we saw a continuation of the global recovery in the lift truck market, with increased sales and improved margins in most regions. However, even with these sales increases the global market for lift truck shipments for fiscal 2011 were 21% below levels for fiscal 2008, the peak year for lift truck shipments across the industry. Most regional markets remain below fiscal 2008 shipment levels including Europe at 50%, North America at 48% and Asia Pacific at 24%. China is the only region to experience an increase, where lift truck shipments were 69% higher than fiscal 2008.

In the event the global economy continues to improve we would expect strong lift truck shipment levels during fiscal 2012.

The following table shows the year-over-year percent increase (decrease) in global lift truck shipments over the past two fiscal years.

	Lift Truck Shipments
	FY11 vs FY10	FY10 vs FY09
North America	3%	(43%)
Europe	19%	(58%)
Asia	30%	(43%)
China	68%	5%
Global	36%	(42%)

Currently, the lift truck market is the only direct economic or industrial indicator we have available for our markets. While results across this market do not correlate exactly with our business levels over the short term, since customers in the various end markets use our products to differing degrees, it does give us a good indication of trends over the year.

Additional information on lift truck industry trends can be found at www.cascorp.com/investor/industrytrends. This website address is intended to provide an inactive, textual reference only. The information at this website is not part of this Form 10-K and is not incorporated by reference.

Use of Cash

In recent years we have been focusing on using excess cash to reduce our outstanding debt balance. At January 31, 2011 our cash balance was $25 million and our outstanding debt balance was $42 million. Given our current and projected liquidity position we are evaluating various growth opportunities, which might be within the lift truck and construction equipment industries or outside our current lines of business. The Board will also evaluate changes to our current dividend depending on our cash flows and operating results.

Europe Restructuring

During the past three fiscal years we have taken a number of steps to change the structure of our European business and improve operational efficiencies with the goal of achieving a sustainable level of operating income.

Our restructuring costs during this time totalled approximately $34 million. Our most recent efforts have focused on implementing price increases for certain products and increasing the percentage of China-sourced products sold in Europe. We remain confident we will achieve our objective of profitability in Europe in fiscal 2012.

Natural Disasters

Our facility in Brisbane, Australia was significantly damaged in the January 2011 flooding in the Queensland, Australia region. We are continuing to assess the impact of the flooding on ongoing operations and we are working with our insurance carriers and landlord to assess the amount of damage to equipment and inventory. Although we expect to eventually recover from insurance proceeds a substantial portion of losses related to the flood, the resulting damage required a fourth quarter charge of $5.1 million. Recovery of insurance proceeds is expected during fiscal 2012. Through our global organization we are working to meet our customers’ needs while we restore our Australian facility to full operation.

The earthquake and subsequent tsunami in Japan that occurred in March 2011 did not directly impact our facility in Osaka, Japan. However, it is too early to assess the indirect effect on our business. The impact to our consolidated results should not be material as Japan accounted for about 6% of our global revenue in fiscal 2011.

COMPARISON OF FISCAL 2011, 2010 and 2009

Executive Summary

	Year Ended January 31
	2011	2010	2009
	(In thousands, except per share amounts)
Net sales	$409,858	$314,353	$534,172
Gross profit %	30%	23%	28%
Operating income (loss)	$42,276	$(31,494)	$11,477
Income (loss) before taxes	$39,535	$(33,498)	$4,391
Provision for income taxes	$18,129	$5,151	$3,124
Effective tax rate	46%	(15%)	71%
Net income (loss)	$21,406	$(38,649)	$1,267
Diluted earnings (loss) per share	$1.93	$(3.57)	$0.11

The following summarizes consolidated financial results. All percentage comparisons to prior years exclude the impact of foreign currencies:

•

Consolidated net sales increased 29% in fiscal 2011. The increase was primarily due to higher sales volumes in all regions as a result of improving economic conditions and a stronger global lift truck market. Consolidated net sales decreased 40% in fiscal 2010 as a result of the general economic downturn and a weak lift truck market.

•

Our consolidated gross profit percentage increase in fiscal 2011 was primarily a result of improved cost absorption due to increased sales volumes and the benefit of cost cutting measures implemented during fiscal 2010. This increase was partially offset by a charge of $2.2 million for inventory write-offs in Australia due to extensive flooding in the region during January 2011.

•

The lower gross profit percentage in fiscal 2010 was primarily a result of operational costs associated with our European restructuring, including considerable costs associated with operational disruptions and inventory write-offs, and unabsorbed fixed and variable costs due to lower sales volumes, particularly in Europe and North America.

•

During fiscal 2011, we recorded charges of $2.5 million for fixed asset impairments, $2.2 million for inventory write-offs and $0.5 million for other costs as a result of the flooding in Australia in January 2011.

•

During fiscal 2011, 2010 and 2009, we incurred restructuring costs related to closing certain European sales offices and shutting down production activities at our facilities located in France, Germany and The Netherlands. The following table outlines the type of restructuring costs incurred during these periods (in thousands):

	Year Ended January 31
	2011	2010	2009
Employee wages and benefits	$1	$17,276	$1,882
Fixed asset write downs	1,034	9,004	205
Facility closures	313	2,588	—
Other restructuring	(111)	1,133	457

Total costs	$1,237	$30,001	$2,544

•

During fiscal 2010, we recorded a $1.3 million environmental charge primarily related to our Springfield, Ohio location. This expense was the result of formalizing a revised remediation plan with the Ohio Environmental Protection Agency, which will require additional cleanup activities related to groundwater contamination.

•

During fiscal 2009, we recognized a $46.4 million asset impairment charge for goodwill and intangible assets associated with our construction attachment business as a result of the significant sales decline throughout the construction industry.

•

The effective tax rate of 46% in fiscal 2011 was negatively impacted due to our inability to recognize a tax benefit on losses incurred in several European countries and taxes on foreign dividends related to the repatriation of cash to the U.S.

•

The effective tax rate of (15%) in fiscal 2010 was negatively impacted due to our inability to recognize a tax benefit on losses incurred in several European countries and taxes due in countries where we generated income.

•	The effective tax rate of 71% for fiscal 2009 reflects a low level of net income as a result of impairments of intangible assets and goodwill that were not deductible for tax purposes.

North America

	Year Ended January 31
	2011	2010	2009
	(In thousands)
Net sales	$206,079	$154,654	$257,077
Transfers between areas	24,611	15,086	29,083

Net sales and transfers	230,690	169,740	286,160

Cost of goods sold	160,862	120,933	198,236

Gross profit	69,828	48,807	87,924

Gross profit %	30%	29%	31%
Selling and administrative	43,785	41,251	47,850
Asset impairment charge	—	—	46,376

Operating income (loss)	$26,043	$7,556	$(6,302)

Operating income (loss) %	11%	4%	(2%)

Details of the change in net sales compared to the prior year are as follows (in thousands):

	FY11 vs FY10		FY10 vs FY09
	Change	Change %	Change	Change %
Net sales change	$49,728	32%	$(101,744)	(40%)
Foreign currency change	1,697	1%	(679)	0%

Total	$51,425	33%	$(102,423)	(40%)

The following summarizes financial results for North America. All percentage comparisons to prior years exclude the impact of foreign currencies:

•

Net sales increased 32% in fiscal 2011 primarily due to higher sales volumes as a result of improving economic conditions. Net sales decreased 40% in fiscal 2010 primarily due to lower sales volumes as a result of the general economic downturn and a weak lift truck market.

•

Shipments of product to other Cascade locations increased 63% in fiscal 2011 due to increased demand in Asia Pacific and China. Shipments of product to other Cascade locations decreased 48% during fiscal 2010 due to lower global customer demand and efforts to reduce existing inventory.

•

Our gross profit percentage increased in fiscal 2011 due to improved cost absorption as a result of higher sales volumes. The decrease in fiscal 2010 was due to significantly lower sales volumes which resulted in unabsorbed fixed and variable costs. This was offset by a reduction of overhead costs as a result of headcount reductions and other cost cutting measures.

•

Selling and administrative costs increased 5% in fiscal 2011 primarily due to increased executive incentive compensation, sales commissions, reinstatement of previously frozen salary increases and other personnel costs as a result of improved financial performance in the current year. Selling and administrative costs decreased 12% in fiscal 2010 due to lower personnel and other general costs.

•

During fiscal 2010, we recorded a $1.3 million environmental charge, in selling and administrative costs, primarily related to our Springfield, Ohio location. This expense was the result of formalizing a revised remediation plan with the Ohio Environmental Protection Agency, which required additional cleanup activities related to groundwater contamination.

•

During fiscal 2009, we recognized a $46.4 million asset impairment charge for goodwill and intangible assets associated with our construction attachment business as a result of the significant sales decline throughout the construction industry.

Europe

	Year Ended January 31
	2011	2010	2009
	(In thousands)
Net sales	$88,124	$81,068	$167,955
Transfers between areas	525	3,648	1,686

Net sales and transfers	88,649	84,716	169,641

Cost of goods sold	76,563	90,021	144,388

Gross profit (loss)	12,086	(5,305)	25,253
Gross profit (loss) %	14%	(6%)	15%

Selling and administrative	17,932	19,695	26,554
European restructuring costs	1,237	30,001	2,544

Operating loss	$(7,083)	$(55,001)	$(3,845)

Operating loss %	(8%)	(65%)	(2%)

Details of the change in net sales compared to prior years are as follows (in thousands):

	FY11 vs FY10		FY10 vs FY09
	Change	Change %	Change	Change %
Net sales change	$11,310	14%	$(82,173)	(49%)
Foreign currency change	(4,254)	(5%)	(4,714)	(3%)

Total	$7,056	9%	$(86,887)	(52%)

The following summarizes financial results for Europe. All percentage comparisons to prior years exclude the impact of foreign currencies:

•

Net sales increased 14% in fiscal 2011 primarily due to higher sales volumes as a result of a stronger lift truck market. Net sales decreased 49% in fiscal 2010 primarily due to lower sales volumes as a result of the general economic downturn and a weak lift truck market

•

Our gross profit percentage improvement in fiscal 2011 is due to increased operational efficiencies as a result of our restructuring efforts and sales price increases implemented for certain products. The decrease in fiscal 2010 was due to costs associated with our European restructuring effort, including considerable operational disruption costs and inventory write-offs. In addition, significantly lower sales volumes resulted in unabsorbed overhead costs, as all facilities operated under reduced work schedules during fiscal 2010.

•

Selling and administrative costs decreased 5% in fiscal 2011 and 22% in fiscal 2010 primarily due to lower personnel costs, as a result of headcount reductions made as part of our European restructuring activities. Marketing, selling and travel costs were also lower in both years.

•

During fiscal 2011, we incurred $1.2 million in restructuring costs primarily related to closure of certain sales offices and a building write-down in Germany. Restructuring costs of $30 million incurred during fiscal 2010 were primarily a result of closing production activities at our facilities in Germany ($10.9 million), The Netherlands ($13.2 million) and France ($5.3 million). These costs included severance costs of $17.3 million, fixed asset write-downs of $9 million, costs for movement of equipment and facility shutdowns of $2.6 million and other restructuring costs of $1.1 million.

Asia Pacific

	Year Ended January 31
	2011	2010	2009
	(In thousands)
Net sales	$59,676	$44,102	$68,466
Transfers between areas	128	147	355

Net sales and transfers	59,804	44,249	68,821

Cost of goods sold	45,797	32,972	52,458

Gross profit	14,007	11,277	16,363

Gross profit %	23%	25%	24%
Selling and administrative	9,538	7,487	9,087
Australia flood costs	2,978	—	—

Operating income	$1,491	$3,790	$7,276

Operating income %	2%	9%	11%

Details of the change in net sales compared to prior years are as follows (in thousands):

	FY11 vs FY10		FY10 vs FY09
	Change	Change %	Change	Change %
Net sales change	$9,910	22%	$(23,734)	(35%)
Foreign currency change	5,664	13%	(630)	(1%)

Total	$15,574	35%	$(24,364)	(36%)

The following summarizes the financial results for Asia Pacific. All percentage comparisons to prior years exclude the impact of foreign currencies:

•

Net sales increased 22% in fiscal 2011 due to higher sales volumes as a result of an improvement in economic conditions and lift truck market. Net sales decreased 35% in fiscal 2010 primarily due to lower sales volumes as a result of the general economic downturn and a weak lift truck market.

•

Our gross profit percentage decreased in fiscal 2011 primarily related to inventory write-offs of $2.2 million in Australia as a result of flooding in January 2011. The slight increase in fiscal 2010 was due to changes in product mix and fluctuations in foreign currency rates, primarily in Australia and Korea.

•

Selling and administrative costs increased 14% in fiscal 2011 due primarily to selling and personnel costs. Selling and administrative costs decreased 17% in fiscal 2010 due to lower personnel, sales and other general costs.

•

In January 2011, our facility in Brisbane, Australia was severely damaged by flooding. In addition to the $2.2 million inventory write-off included in cost of goods sold, we incurred a $2.5 million fixed asset impairment charge and $0.5 million of flood-related costs. We anticipate that we will recover a substantial portion of losses related to the flood through insurance proceeds in fiscal 2012. Australian operations account for about 5% of our global revenue.

China

	Year Ended January 31
	2011	2010	2009
	(In thousands)
Net sales	$55,979	$34,529	$40,674
Transfers between areas	23,517	10,549	23,219

Net sales and transfers	79,496	45,078	63,893

Cost of goods sold	52,729	28,787	44,885

Gross profit	26,767	16,291	19,008

Gross profit %	34%	36%	30%
Selling and administrative	4,942	4,130	4,660

Operating income	$21,825	$12,161	$14,348

Operating income %	27%	27%	22%

Details of the change in net sales compared to prior years are as follows (in thousands):

	FY11 vs FY10		FY10 vs FY09
	Change	Change %	Change	Change %
Net sales change	$20,779	60%	$(6,584)	(16%	)
Foreign currency change	671	2%	439	1%

Total	$21,450	62%	$(6,145)	(15%	)

The following summarizes the financial results for China. All percentage comparisons to prior years exclude the impact of foreign currencies:

•

Net sales increased in fiscal 2011 primarily due to higher sales volumes as a result of the continued expansion of the Chinese economy and a strong lift truck market. Net sales decreased 16% in fiscal 2010 primarily due to lower sales volumes as a result of the general economic downturn and a weak export lift truck market.

•

Transfers to other Cascade locations increased 123% in fiscal 2011 due to higher customer demand in Europe and Asia Pacific. The decrease of 55% in fiscal 2010 was due to lower customer demand in Europe and Asia Pacific and efforts to reduce inventory.

•

Our gross profit percentage decrease in fiscal 2011 was due to changes in product mix and higher intercompany transfers mostly to the Europe and Asia Pacific regions, which carry lower gross margins. The increase in fiscal 2010 gross profit percentage was due to changes in product mix and fewer intercompany transfers.

•

Selling and administrative costs increased 18% in fiscal 2011 due to higher research and development costs and increased incentive and personnel costs as a result of improved financial performance in the current year. Selling and administrative costs decreased 12% in fiscal 2010 due to lower personnel and other general costs.

Non-Operating Items

The following are financial highlights for non-operating items:

•

Interest expense remained flat in fiscal 2011 as a result of higher interest rates, partially offset by lower debt balances. The higher rates reflect modifications made to our credit facility to allow compliance with covenant ratios. Interest expense decreased $2.2 million during fiscal 2010 as a result of lower interest rates and our efforts to pay down debt. We reduced our outstanding debt by $17.1 million in fiscal 2011 and $43.3 million in fiscal 2010.

•

Foreign currency losses increased $0.5 million in fiscal 2011 as a result of greater volatility in foreign currency rates. Foreign currency losses decreased $3.2 million during fiscal 2010 as a result of more stable foreign currency rates and changes in our practices for managing foreign currencies put in place during the year.

•

Our effective tax rates were 46% for fiscal 2011, (15%) for fiscal 2010 and 71% for fiscal 2009. The effective tax rate in fiscal 2011 reflects an increase to tax expense from the recording of additional valuation allowances related to losses in Europe for which we were unable to realize tax benefits. Fiscal 2010 income tax expense was a result of taxes due in countries where we were generating income and taxes on foreign dividends related to the repatriation of cash to the U.S. In fiscal 2010, like fiscal 2011, we were unable to realize a tax benefit for losses incurred in several European countries. During fiscal 2009, the high tax rate was attributable to a low level of income as a result of impairments of intangible assets and goodwill that were not deductible for tax purposes. It is expected that in the near future, as Cascade reduces its losses in Europe, that the effective tax rate will decline.

Fourth Quarter Results

	Three Months Ended January 31
	2011	2010	2009
	(In thousands, except per share amounts)
Net sales	$110,348	$80,572	$95,068
Cost of goods sold	78,686	62,179	72,122

Gross profit	31,662	18,393	22,946
Gross profit %	29%	23%	24%

Selling and administrative expenses	20,545	19,146	18,368
Australia flood costs	2,978	—	—
European restructuring costs	1,222	12,121	806
Asset impairment charge	—	—	46,376

Operating income (loss)	6,917	(12,874)	(42,604)
Interest expense, net	289	421	399
Foreign currency loss, net	186	159	1,239

Income (loss) before provision for income taxes	6,442	(13,454)	(44,242)
Provision (benefit) for income taxes	2,718	976	(13,741)

Net income (loss)	$3,724	$(14,430)	$(30,501)

Diluted earnings (loss) per share	$0.33	$(1.33)	$(2.82)

Operating income (loss) by region:
North America	$7,423	$1,403	$(41,827)
Europe	(2,423)	(18,750)	(3,439)
Asia Pacific	(3,458)	701	1,065
China	5,375	3,772	1,597

	$6,917	$(12,874)	$(42,604)

The following summarizes the financial results for the fourth quarter. All percentage comparisons to prior years exclude the impact of foreign currencies:

•

Consolidated net sales increased 36% in 2011 primarily due to higher sales volumes as a result of improving economic conditions and a stronger global lift truck market Global lift truck shipments were up 38% in 2011 compared to the prior year. Consolidated net sales decreased 19% in 2010 as a result of the general economic downturn and a weak lift truck market. Global lift truck shipments were down 25% in 2010 compared to 2009.

•

Our consolidated gross profit percentage increased in fiscal 2011 primarily as a result of improved cost absorption due to increased sales volumes and the benefit of cost cutting measures implemented during fiscal 2010. This increase was partially offset by a charge of $2.2 million for inventory write-offs in Australia due to the flooding. In fiscal 2010, our consolidated gross profit percentage decreased primarily as a result of operational costs associated with our European restructuring, including considerable operational disruption costs and inventory writeoffs. This decrease was offset by a favorable product mix and a reduction of overhead costs as a result of headcount reductions and other cost cutting measures implemented during fiscal 2010.

•

Selling and administrative expenses increased 8% in fiscal 2011 due primarily to increased sales commissions, higher executive incentive compensation, the reinstatement of previously frozen salary increases and other personnel costs as a result of improved financial performance in the current year. Selling and administrative expenses remained flat in fiscal 2010, due to reductions in personnel and lower discretionary spending, which was offset by a $1.3 million environmental charge primarily related to our Springfield, Ohio location. This expense was the result of formalizing a revised remediation plan with the Ohio Environmental Protection Agency, which required additional cleanup activities related to groundwater contamination.

•	In January 2011, our facility in Australia was severely damaged by flooding. As a result, we incurred the following costs during the quarter (in thousands):

Inventory write downs	$2,167
Fixed asset write downs	2,451
Other flood-related costs	527

Total costs	$5,145

•

We incurred restructuring costs of $1.2 million in fiscal 2011 and $12.1 million in fiscal 2010, primarily related to the closure of certain European sales offices and shutting down production at our fork facility in Hagen, Germany.

•

During the fourth quarter of fiscal 2009, we recognized a $46.4 million asset impairment charge for goodwill and intangible assets associated with our construction attachment business as a result of the significant downturn throughout the construction industry.

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

	Year Ended January 31
	2011	2010	2009	2008	2007
	(In thousands)
Cash flow from operating activities	$27,778	$45,413	$41,086	$53,326	$57,109
Capital expenditures	(6,047)	(5,934)	(16,709)	(22,808)	(18,078)

Free cash flow	$21,731	$39,479	$24,377	$30,518	$39,031

The decrease in free cash flow during fiscal 2011 is primarily a result of higher levels of accounts receivable due to increased sales volumes. Free cash flow levels in fiscal 2010 were primarily the result of reductions in accounts receivable and inventory during the economic downturn.

Statements of Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the three years ended January 31, 2011 by classifying transactions into three major categories of activities: operating, investing and financing.

Our overall balance of cash and cash equivalents was $25 million at January 31, 2011 including a balance of $17 million in China. Legal restrictions and tax consequences in certain jurisdictions can limit our ability to repatriate cash to the United States. Certain transactions could result in negative tax consequences.

The following table presents net changes in cash and cash equivalents for the three years ended January 31, 2011.

	Year Ended January 31
	2011	2010	2009
	(In thousands)
Operating activities	$27,778	$45,413	$41,086
Investing activities	(4,790)	(5,732)	(16,134)
Financing activities	(20,930)	(44,659)	(20,382)
Effect of exchange rate changes	2,778	(6,006)	5,392

Net change in cash	$4,836	$(10,984)	$9,962

Operating

Our primary source of liquidity is cash generated from operating activities which is measured as net income or loss adjusted for changes in working capital and non-cash operating items such as depreciation, amortization and share-based compensation.

The following are operating activity highlights:

•

The increase in net income during fiscal 2011 was primarily a result of higher sales. The net loss in fiscal 2010 was a result of significantly lower sales volumes and gross margins and restructuring charges.

•

Inventories increased $4.4 million during fiscal 2011, decreased $34.1 million during fiscal 2010 and increased $16 million in fiscal 2009. During fiscal 2011 inventories increased due to additional product needed to meet increased customer demand and fluctuations in foreign currencies. During fiscal 2010, we limited purchases of materials, focused on lowering inventory quantities and wrote off inventory as a result of our European restructuring plan. During fiscal 2009, our inventories increased primarily as a result of increasing material costs, additional inventories of product produced in China and additional material purchases made in advance of price increases.

•

Accounts receivable increased $14 million in fiscal 2011 due to higher sales. Accounts receivable decreased $18.2 million and $21.4 million during fiscal 2010 and fiscal 2009, respectively, due to lower sales related to the economic downturn.

Investing

During the three years ended January 31, 2011, our investing activities consisted primarily of capital expenditures. These capital expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Capital expenditures by geographic segment were as follows (in thousands):

	Year Ended January 31
	2011	2010	2009
North America	$3,021	$1,878	$6,646
Europe	361	2,678	4,415
Asia Pacific	1,278	581	2,796
China	1,387	797	2,852

	$6,047	$5,934	$16,709

The following are capital expenditures highlights:

•	During fiscal 2011 and fiscal 2010 we limited capital spending to only critical projects.

•	During fiscal 2010, capital expenditures were made to reallocate production capacity within Europe.

•	During fiscal 2012, we anticipate spending $10 million to $15 million on global capital expenditures.

Financing

The following were major financing activities:

•

Net borrowings against our line of credit were $39 million, $53 million, and $96 million as of January 31, 2011, 2010, and 2009, respectively. The decreases in our line of credit borrowing in fiscal 2011 and 2010 are a result of our focus on paying down debt with available cash.

•

We declared dividends of $0.27, $0.12, and $0.78 per share in fiscal 2011, 2010, and 2009, respectively. The reduction in dividends in fiscal 2010 was due to our decision to pay down outstanding debt to maintain compliance with debt covenants during the economic downturn.

FINANCIAL CONDITION AND LIQUIDITY

The following are highlights regarding our financial condition and liquidity for fiscal 2011:

•

Our working capital, defined as current assets less current liabilities, increased from $112 million at January 31, 2010 to $135 million at January 31, 2011. Our current ratio increased from 3.3 to 1 at January 31, 2010 to 3.8 to 1 at January 31, 2011. The increases are primarily due to increases in cash, accounts receivable and inventory due to higher sales.

•	Total outstanding debt, including notes payable to banks, decreased from $59.4 million at January 31, 2010 to $42.3 million at January 31, 2011. We utilized cash from operations to pay down debt.

In October 2010, we entered into an amendment of our loan agreement with Bank of America, N.A. and Union Bank of California, N.A. The loan amendment (i) decreased the interest rate on the loan by 25 basis points to a range from 1.25% to 2.75% over LIBOR, and (ii) decreased the commitment fee on the loan by 5 basis points to a range from 0.25% to 0.45%, with the actual rate within each range to be determined based on our consolidated leverage ratio.

We were in compliance with our debt covenants at January 31, 2011.

As of January 31, 2011, outstanding borrowings under this line of credit totaled $38.5 million and an additional $1.6 million was used to issue letters of credit. The maximum amount that may be borrowed under this line of credit at January 31, 2011 was $115 million, thus resulting in available borrowings of approximately $75 million. Based on the most recent loan amendment, no principal payments are required until March 2012. The interest rate on the line of credit, which was based on LIBOR plus a margin of 1.75% at January 31, 2011 was 2.1%.

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

OTHER MATTERS

Defined Benefit Pension Plans

We maintain defined benefit pension plans in England and France covering certain present and former employees. We calculate the liability and net periodic pension costs related to our defined benefit plans on an annual basis. The following are highlights of these defined benefit pension plans:

•

Our projected benefit obligation for defined benefit pension plans was $8.5 million at January 31, 2011 compared to $8.7 million as of January 31, 2010. The decrease is the result of benefits paid during the year.

•

The unfunded pension liability, net of plan assets, was $1.1 million and $2 million as of January 31, 2011 and 2010, respectively. The change is primarily a result of an increase in the value of plan assets.

•

The allocation of assets in our pension plan in England at January 31, 2011 is comprised of equities (51%), debt (42%), cash (2%) and real estate (5%). Equity includes domestic and international equity securities, such as common, preferred or other capital stock, as well as mutual funds. Debt includes domestic and international debt securities, such as U.S. and other foreign government securities, corporate bonds and commercial paper.

•	Our expected cash contribution to fund the pension plan in England in fiscal 2012 is $333,000.

•	Our defined benefit pension plan in France is not material.

Postretirement Health Care Plan

We maintain a postretirement health care benefit plan in the United States that provides health care coverage for approximately 140 eligible retirees and qualifying dependents. Another 84 current employees, all over 55 years of age, will be eligible to participate upon retirement. No additional employees will be eligible to participate in the plan. We calculate the liability and net periodic cost related to this health care plan on an annual basis. The following are highlights of the postretirement plan:

•

The postretirement plan is currently unfunded with an accumulated postretirement benefit obligation of $7.4 million and $7.9 million at January 31, 2011 and 2010, respectively. The change is a result of a lower than anticipated increase in actual medical costs and fewer employees retiring before age 65 than expected.

•

Due to the continued trend of increasing health care costs, the overall cost of the plan may continue to rise in future years. We will continue to investigate various options to mitigate future cost increases.

•

We currently fund this plan on a pay-as-you-go basis. Annual cash contributions represent gross benefit payments less required retiree contributions and the medicare subsidy. Our expected cash contribution in fiscal 2012 is $336,000.

•	The impact of future health care costs as a result of recently signed health care legislation has not been included in the valuation.

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

•

During fiscal 2010 we recorded a $1.3 million environmental charge primarily related to our Springfield, Ohio location. This expense is a result of formalizing a revised remediation plan with the Ohio Environmental Protection Agency, which required additional cleanup activities related to groundwater contamination.

•

The environmental liability was $4.4 million and $5.1 million as of January 31, 2011 and 2010, respectively. The liability decrease was primarily a result of payments made during fiscal 2011 for remediation activities at both the Fairview and Springfield sites.

•	We expect our cash payments for environmental matters during fiscal 2012 to be approximately $1.3 million.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of January 31, 2011:

	Payment due by fiscal year
	Total	2012	2013 - 2014	2015 - 2016	After 2016
	(In thousands)
Long-term debt	$42,337	$548	$39,596	$1,096	$1,097
Estimated interest payments(1)	1,204	886	221	72	25
Operating leases	8,532	2,633	3,989	1,910	—
Environmental payments	4,390	1,252	1,219	942	977
Defined benefit pension obligations(2)	8,456	605	1,183	1,245	5,423
Postretirement benefit obligation(3)	7,390	336	782	893	5,379

Total(4)	$72,309	$6,260	$46,990	$6,158	$12,901

(1)	Interest payments on the line of credit are calculated using an interest rate of 2.1% and an outstanding debt balance as of January 31, 2011 through the maturity date of March 2012. Interest payments on the note payable in Japan are calculated using an interest rate of 2.4% and assumes monthly principal payments through fiscal 2018.

(2)	Represents committed and current minimum funding requirements for all plans. The total payments due in the future may vary from these estimates based on actual returns on plan assets, changes in assumptions, plan modifications and actuarial gains and losses.

(3)	Payments represent gross benefit payments less required retiree contributions and the Medicare subsidy. The total payments due in the future may vary from these estimates based on changes in assumptions, plan modifications and actuarial gains and losses.

(4)	We have omitted unrecorded tax liabilities from the contractual obligations and commitment table as amounts are immaterial.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. We evaluate our estimates and judgments on an on-going basis, including those related to inventories, impairment of goodwill, environmental liabilities, benefit plans, share-based compensation and deferred taxes. We base our estimates on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies reflect our more significant judgments and estimates in the preparation of our consolidated financial statements.

Inventory Reserves

Inventories are stated at the lower of cost or market. We maintain reserves to write down our inventory for estimated obsolescence, material at too high of costs or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value, less costs to sell, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write downs may be required, which would result in cost of goods sold in the consolidated statements of income being greater than expected in the period in which more information becomes available.

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

During fiscal 2011, we recorded $2.5 million of write downs related to fixed assets damaged due to the flooding in Australia and $1 million related to the write down of our building in Germany as a result of our European restructuring. During fiscal 2010, we recorded $9 million of fixed asset write downs related to buildings and machinery that we were no longer using as a result of our European restructuring activities. See “Impairment of Goodwill” below for details relating to our goodwill and intangible asset impairment charge recorded during fiscal 2009.

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

The first step of our goodwill impairment review utilizes a discounted projected cash flow model that uses estimates of future sales, sales growth rates, gross profits, expense and capital expenditure levels, a discount rate and estimated terminal values to determine the reporting unit fair value. We use discount rate, weighted average cost of capital (WACC), which is the expected rate of return based on an industry specific debt and equity capital structure and cost of debt, adjusted for geographic and company size specific factors, to discount future cash flows. The WACC can vary by reporting unit. WACC used in our impairment test at January 31, 2011 ranged from 12.3% to 15.5%.

After completing step one of our goodwill impairment review, as of January 31, 2011, we concluded that all reporting units with goodwill pass step one. As such, step two was not necessary.

Changes in certain economic and market factors could trigger an impairment review at an interim date outside of the annual review. If actual results are not consistent with our goodwill impairment review assumptions and judgments, we could be exposed to a material impairment charge on a portion or all of the $89 million of goodwill recorded on our consolidated balance sheet at January 31, 2011.

During fiscal 2009, we determined that the carrying value of goodwill and long-lived assets in our North American construction business exceeded the estimated fair value, resulting in an impairment charge. All of the goodwill related to our construction business was written off as a result of the significant downturn throughout the construction industry. The components of the impairment charge include the following (in thousands):

Goodwill	$29,157
Customer relationships	13,269
Intellectual property	3,950

$46,376

Environmental Liabilities

We accrue environmental remediation and litigation costs if it is probable a liability has been incurred at the financial statement date and the amount can be reasonably estimated. Our liability for environmental costs, other than for costs of assessments themselves, are generally determined after the completion of investigations and studies and are based on the estimated cost of remediation activities we are then required to undertake. The gross liability is based on our best estimate of undiscounted future costs using currently available technology and applying current regulations, as well as our own historical experience regarding environmental cleanup costs. The reliability and precision of the estimates are affected by numerous factors, such as site evaluation and reevaluation of the degree of remediation required, claims by third parties and changes to environmental laws and regulations. We adjust our liabilities as new remediation requirements are defined, as information becomes available permitting reasonable estimates to be made, and to reflect new facts.

Benefit Plans

We make a number of assumptions with regard to both future financial conditions and future actions by plan participants to calculate, on an actuarial basis, the amount of income or expense and assets and liabilities recognized in association with our defined benefit and postretirement benefit plans. These assumptions include the expected return on plan assets, discount rates, expected increases in compensation levels, health care cost trend rates and expected rates of retirement and life expectancy for plan participants. We review the assumptions on an annual basis and make changes to reflect market conditions and the administration of the plans. While we believe the current assumptions are appropriate in the circumstances, actual results and changes in these assumptions in the future will result in adjustments that could impact the income or expense recognized in future years in relation to these plans.

The assumed rate of return on plan assets for our defined benefit plans is evaluated on an annual basis. We select the assumed rate of return based on information considering historical returns, our current and target asset allocation and the expected returns by asset class. We believe this assumption is reasonable given the asset composition and long-term historic trends. Our discount rate reflects the rate at which the pension benefits could be effectively settled. We increased our discount rate assumption to determine the January 31, 2011 liability to 5.6% from 5.5% at January 31, 2010 due to slight market increases in interest rates during the year. Our most significant defined benefit plan is in England. Interest rates on high-quality corporate bonds in that market have more influence on the overall discount rate.

Our discount rate, used to determine the liability for our postretirement plan, decreased to 5.25% at January 31, 2011 from the discount rate of 5.75% at January 31, 2010. We determine our discount rate using a “yield curve expected benefit payment” methodology. This methodology uses individual curve rates to discount each future year’s expected plan benefit payments. We select our health care cost trend rates based on recent plan experience and expectations about future increases in plan costs. We assume health care costs in fiscal 2012 will increase by 8.0% for plan participants under age 65 and 7.7% for all other plan participants. The ultimate future medical trend rate is 4.7%. The following presents the sensitivity of the key postretirement plan assumptions (in thousands):

Increase (Decrease)
The following represents the sensitivity of a 1% decrease in the discount rate:
Effect on net periodic benefit cost	$(18)
Effect on postretirement benefit obligation	$929

The following represents the sensitivity of a 1% increase in the health care trend cost:
Effect on net periodic benefit cost	$61
Effect on postretirement benefit obligation	$877

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

Income Taxes

Our provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment. We are subject to taxation from federal, state and international jurisdictions. The taxes paid to these jurisdictions are subject to audit, although to date the results of any tax audits have been minor.

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. We record a valuation allowance to reduce our deferred tax assets when it is more-likely-than-not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers or net operating loss carryforwards, will not be realized. We have recorded on our consolidated balance sheets a valuation allowance against various deferred tax assets. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. We continually evaluate strategies that could allow for the future utilization of our deferred tax assets. Subsequent changes in our assessment for the need for valuation allowances will be reflected in income in the period the determination is made.

OFF BALANCE SHEET ARRANGEMENTS

At January 31, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

Currently there are no significant prospective accounting pronouncements that are expected to have an impact on us.

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

The table below illustrates the hypothetical increase or decrease in fiscal 2011 net sales of a 10% change in the U.S. dollar against foreign currencies which impact our operations (in millions):

Euro	$7.3
Chinese Yuan	5.6
Japanese Yen	2.4
Canadian Dollar	2.1
Australian Dollar	1.9
British Pound	1.5
Other currencies (representing 4% of consolidated net sales)	1.8

$22.6

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

Presuming that the full impact of steel price increases is reflected in all steel and steel based component purchases, we estimate our gross profit percentage would decrease by approximately 0.4% for each 1.0% increase in steel prices. Based on our statement of income for the year ended January 31, 2011, a 1.0% increase in steel prices would have decreased consolidated gross profit by approximately $1.4 million.

The majority of our debt as of January 31, 2011 has a variable interest rate, which is currently based on LIBOR plus a margin of 1.75%. Based on the outstanding balance of our variable rate debt of $38.5 million at January 31, 2011, a 1% increase in our interest rate would result in a $385,000 increase in annual interest expense.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of Cascade Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cascade Corporation and its subsidiaries at January 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the appendix appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Portland, Oregon

April 4, 2011

Cascade Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended January 31
	2011	2010	2009
Net sales	$409,858	$314,353	$534,172
Cost of goods sold	287,170	243,283	385,624

Gross profit	122,688	71,070	148,548

Selling and administrative expenses	76,197	72,563	88,151
Australia flood costs	2,978	—	—
European restructuring costs	1,237	30,001	2,544
Asset impairment charge	—	—	46,376

Operating income (loss)	42,276	(31,494)	11,477
Interest expense	1,989	1,889	4,083
Interest income	(186)	(328)	(608)
Foreign currency loss, net	938	443	3,611

Income (loss) before provision for income taxes	39,535	(33,498)	4,391
Provision for income taxes	18,129	5,151	3,124

Net income (loss)	$21,406	$(38,649)	$1,267

Basic earnings (loss) per share	$1.97	$(3.57)	$0.12

Diluted earnings (loss) per share	$1.93	$(3.57)	$0.11

Basic weighted average shares outstanding	10,884	10,816	10,794
Diluted weighted average shares outstanding	11,104	10,816	11,077

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Consolidated Balance Sheets

(In thousands, except per share amounts)

	January 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$25,037	$20,201
Accounts receivable, less allowance for doubtful accounts of $1,196 and $1,328	66,497	50,910
Inventories	67,041	63,466
Deferred income taxes	5,001	4,230
Assets available for sale	8,610	9,125
Prepaid expenses and other	11,170	12,334

Total current assets	183,356	160,266
Property, plant and equipment, net	66,978	73,408
Goodwill	88,708	84,122
Deferred income taxes	16,606	21,022
Other assets	3,531	3,113

Total assets	$359,179	$341,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$—	$2,927
Current portion of long-term debt	548	499
Accounts payable	23,905	20,542
Accrued payroll and payroll taxes	9,299	7,683
Accrued restructuring costs	569	5,260
Accrued incentive pay	2,868	200
Other accrued expenses	11,043	10,777

Total current liabilities	48,232	47,888
Long-term debt, net of current portion	41,789	55,990
Accrued environmental expenses	3,198	4,161
Deferred income taxes	4,452	4,839
Employee benefit obligations	7,864	9,120
Other liabilities	5,088	4,171

Total liabilities	110,623	126,169

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $.50 par value, 40,000 authorized shares; 10,972 and 10,885 shares issued and outstanding	5,486	5,443
Additional paid-in capital	9,254	7,119
Retained earnings	198,194	179,747
Accumulated other comprehensive income	35,622	23,453

Total shareholders’ equity	248,556	215,762

Total liabilities and shareholders’ equity	$359,179	$341,931

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Annual Comprehensive Income (Loss)
	Shares	Amount
Balance at January 31, 2008	10,840	$5,420	$—	$226,932	$35,673	$268,025
Net income	—	—	—	1,267	—	1,267	$1,267
Dividends ($ 0.78 per share)	—	—	—	(8,460)	—	(8,460)	—
Common stock issued	30	15	115	—	—	130	—
Common stock repurchase	(18)	(9)	(901)	—	—	(910)	—
Share-based compensation	—	—	4,421	—	—	4,421	—
Tax effect on stock-based compensation	—	—	(61)	—	—	(61)	—
Translation adjustment	—	—	—	—	(28,550)	(28,550)	(28,550)
Minimum pension/postretirement liability adjustment, net of tax of ($319)	—	—	—	(39)	1,144	1,105	1,105

Balance at January 31, 2009	10,852	5,426	3,574	219,700	8,267	236,967	$(26,178)

Net loss	—	—	—	(38,649)	—	(38,649)	$(38,649)
Dividends ($ 0.12 per share)	—	—	—	(1,304)	—	(1,304)	—
Common stock issued	33	17	(17)	—	—	—	—
Share-based compensation	—	—	3,562	—	—	3,562	—
Translation adjustment	—	—	—	—	16,470	16,470	16,470
Minimum pension/postretirement liability adjustment, net of tax of $359	—	—	—	—	(1,284)	(1,284)	(1,284)

Balance at January 31, 2010	10,885	5,443	7,119	179,747	23,453	215,762	$(23,463)

Net income	—	—	—	21,406	—	21,406	$21,406
Dividends ($ 0.27 per share)	—	—	—	(2,959)	—	(2,959)	(2,959)
Common stock issued	87	43	26	—	—	69	—
Share-based compensation	—	—	2,654	—	—	2,654	—
Tax effect on stock-based compensation	—	—	(545)	—	—	(545)	—
Translation adjustment	—	—	—	—	11,043	11,043	11,043
Minimum pension/postretirement liability adjustment, net of tax of ($277)	—	—	—	—	1,126	1,126	1,126

Balance at January 31, 2011	10,972	$5,486	$9,254	$198,194	$35,622	$248,556	$30,616

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended January 31
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$21,406	$(38,649)	$1,267
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Fixed asset write offs due to restructuring	1,034	9,004	—
Asset write offs due to Australia flooding	4,618	—	—
Loss on asset impairment	—	—	46,376
Depreciation	9,980	11,893	13,801
Amortization	156	403	2,519
Share-based compensation	2,654	3,562	4,421
Deferred income taxes	3,106	3,233	(15,911)
Loss (gain) on disposition of assets, net	(49)	98	403
Changes in operating assets and liabilities:
Accounts receivable	(13,959)	18,172	21,386
Inventories	(4,371)	34,126	(16,065)
Prepaid expenses and other	(4,060)	2,488	(2,734)
Accounts payable and accrued expenses	2,225	1,348	(13,753)
Income taxes payable and receivable	5,516	(833)	(653)
Other assets and liabilities	(478)	568	29

Net cash provided by operating activities	27,778	45,413	41,086

Cash flows from investing activities:
Capital expenditures	(6,047)	(5,934)	(16,709)
Proceeds from disposition of assets	1,257	202	575

Net cash used in investing activities	(4,790)	(5,732)	(16,134)

Cash flows from financing activities:
Payments on long-term debt	(70,770)	(92,983)	(68,945)
Proceeds from long-term debt	56,250	49,000	60,500
Notes payable to banks, net	(2,975)	628	(326)
Cash dividends paid	(2,959)	(1,304)	(8,460)
Common stock repurchased	—	—	(3,220)
Common stock issued under share-based compensation plans	69	—	130
Tax effect on share-based compensation	(545)	—	(61)

Net cash used in financing activities	(20,930)	(44,659)	(20,382)

Effect of exchange rate changes	2,778	(6,006)	5,392

Change in cash and cash equivalents	4,836	(10,984)	9,962
Cash and cash equivalents at beginning of period	20,201	31,185	21,223

Cash and cash equivalents at end of period	$25,037	$20,201	$31,185

Supplemental disclosure of cash flow information:
See Note 12 to the consolidated financial statements

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Notes to Consolidated Financial Statements

Note 1—Description of Business

Cascade Corporation is an international company engaged in the manufacture of materials handling products that are widely used on industrial lift trucks and, to a lesser extent, on construction, mining and agricultural vehicles. Accordingly, our sales are largely dependent on the sales of lift trucks and on the sales of replacement parts. Our sales are made throughout the world. We are headquartered in Fairview, Oregon, employing approximately 1,800 people and maintaining operations in 16 countries outside the United States.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is generally provided using the straight-line method over the estimated useful lives of the assets. Tooling costs are capitalized as machinery and equipment. Maintenance and repairs are expensed as incurred and costs of improvements and renewals are capitalized. Upon disposal, cost and accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in operations. Useful lives on property, plant and equipment are as follows:

Description	Useful Lives
Buildings	30 - 40
Land improvements	15
Machinery and equipment	2 - 10

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

Intangible Assets

Intangible assets represent items such as customer relationships, intellectual property, primarily patents and trade names, and non-compete agreements that are assigned a fair value at the date of acquisition. We amortize finite-lived assets on a straight-line basis over the periods that expected economic benefits will be provided. At the end of the estimated economic life, the fully-amortized intangible asset cost and corresponding accumulated amortization are eliminated. Useful lives on intangible assets are as follows:

Description	Useful Lives
Customer relationships	6 - 10
Intellectual property	4 - 10
Other	1 - 5

Impairment of Long-Lived Assets

Long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the assets and eventual disposition in comparison with the carrying value. An estimate of future sales, gross margins and selling and administrative expenses are used to calculate future cash flows. The fair value of each asset is calculated using a cash flow methodology based on these assumptions. An impairment of a long-lived asset exists when the carrying value of an asset exceeds its fair value. See Notes 6 “Goodwill”, 10 “Restructuring Activities” and 19 “Australian Flood” for further discussion of asset impairments.

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

The first step of our goodwill impairment review utilizes a discounted projected cash flow model that uses estimates of future sales, sales growth rates, gross profits, expense and capital expenditure levels, a discount rate and estimated terminal values to determine the reporting unit fair value. We use a weighted average cost of capital (WACC), which is the expected rate of return based on an industry specific debt and equity capital structure and cost of debt, adjusted for geographic and company size specific factors, to discount future cash flows. The WACC can vary by reporting unit. WACC used in our impairment test at January 31, 2011 ranged from 12.3% to 15.5%.

If actual results are not consistent with our goodwill impairment review assumptions and judgments, we could be exposed to a material impairment charge.

Accounting for Costs Associated with Exit or Disposal Activities

We record liabilities for costs associated with exit or disposal activities when the liability is incurred.

We incurred restructuring costs of $1.2 million in fiscal 2011, $30 million in fiscal 2010 and $2.5 million in fiscal 2009, primarily related to personnel costs and asset impairments as a result of shutting down production activities at our facilities located in France, Germany and The Netherlands. See Note 10 “Restructuring Activities” for more details.

During the fourth quarter of fiscal 2011, we incurred charges of $5.1 million related to fixed asset impairments, inventory losses and other flood-related costs to restore production at our facility in Australia that was impacted by severe flooding. See Note 19 “Australia Flood” for more details.

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

Share-Based Compensation

We account for share-based compensation, for which we receive employee services in exchange for our equity instruments, using a fair value method. Share-based compensation cost is measured at the grant date based on the value of the award and is recognized as a corporate headquarters expense in North America over the service period the award is expected to vest. Determining the fair value share-based awards at the grant date requires judgment, including estimating the expected term of stock awards, the expected volatility of our common stock and expected dividends. In addition, judgment is also required in estimating the amount of share-

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

based awards that are expected to be forfeited. We consider many factors when estimating expected forfeitures, including types of awards, award recipient class and historical experience. Significant changes in the assumptions for future awards and actual forfeiture rates could materially impact share-based compensation expense and our results of operations. Subsequent changes in forfeiture rates will be recorded as a cumulative adjustment in the period estimates are revised.

Foreign Currency Translation

We translate the balance sheets of our foreign subsidiaries using exchange rates at the end of a fiscal period. The cumulative effect on such translations is included in accumulated other comprehensive income on our consolidated balance sheets. Revenues, expenses and cash flows of our foreign subsidiaries are translated using the average exchange rates for the period. Transaction gains and losses are included in foreign currency loss, net on our consolidated statements of operations.

Foreign Currency Forward Exchange Contracts

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates. We use foreign currency forward exchange contracts to mitigate these fluctuations. Gains and losses on foreign currency forward exchange contracts, which generally mature in six months or less, are measured over the period of the contract by reference to the forward rate for a contract to be consummated on the same future date as the original contract.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and the amounts reported in the consolidated financial statements. The provision for income taxes is the tax payable for the period and the change during the period in net deferred income tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Research and Development Costs

Research and development costs are expensed as incurred and are related to developing new products and to improving existing products or processes. These costs primarily include salaries, consulting, supplies, legal costs related to patents and design costs. We incurred research and development costs of $2.5 million, $2.2 million, and $3 million for the years ended January 31, 2011, 2010 and 2009, respectively.

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

Accounts receivable are with a large number of customers, primarily equipment manufacturers and dealers, dispersed across a wide geographic base. We extend credit based on credit evaluations and generally do not require collateral. Our largest single customer accounts for 7% of our consolidated net sales. Our consolidated net sales to all original equipment manufacturers (OEM) are approximately 40% of total net sales. This percentage is consistent with recent years. Allowances are maintained for potential credit losses when deemed necessary. We determine these allowances by evaluating the aging of our receivables; analyzing our history of sales adjustments; and reviewing our high-risk customers. Past due receivable balances are written-off when our internal collection efforts have been unsuccessful in collecting the amount due.

See Note 18 “Derivative Instruments and Hedging Activities” for discussion of foreign currency forward exchange contracts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

estimates on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. Significant estimates and judgments made by our management include matters such as obsolete inventory reserves, realizability of deferred income tax assets, realizability of goodwill and long-lived assets, share based compensation and benefit plan assumptions and future costs of environmental matters.

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

Recent Accounting Pronouncements

Currently there are no significant prospective accounting pronouncements that are expected to have an impact on us.

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

	Year Ended January 31
2011	North America	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$206,079	$88,124	$59,676	$55,979	$—	$409,858
Transfers between areas	24,611	525	128	23,517	(48,781)	—

Net sales and transfers	$230,690	$88,649	$59,804	$79,496	$(48,781)	$409,858

Gross profit	$69,828	$12,086	$14,007	$26,767		$122,688
Selling and administrative	43,785	17,932	9,538	4,942		76,197
Australia flood costs	—	—	2,978	—		2,978
European restructuring costs	—	1,237	—	—		1,237

Operating income (loss)	$26,043	$(7,083)	$1,491	$21,825		$42,276

Total assets	$179,331	$77,032	$41,106	$61,710		$359,179
Property, plant and equipment, net	$28,956	$10,563	$9,162	$18,297		$66,978
Capital expenditures	$3,021	$361	$1,278	$1,387		$6,047
Depreciation expense	$5,169	$2,043	$633	$2,135		$9,980

2010	North America	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$154,654	$81,068	$44,102	$34,529	$—	$314,353
Transfers between areas	15,086	3,648	147	10,549	(29,430)	—

Net sales and transfers	$169,740	$84,716	$44,249	$45,078	$(29,430)	$314,353

Gross profit (loss)	$48,807	$(5,305)	$11,277	$16,291		$71,070
Selling and administrative	41,251	19,695	7,487	4,130		72,563
European restructuring costs	—	30,001	—	—		30,001

Operating income (loss)	$7,556	$(55,001)	$3,790	$12,161		$(31,494)

Total assets	$174,419	$83,515	$36,040	$47,957		$341,931
Property, plant and equipment, net	$30,714	$14,583	$9,631	$18,480		$73,408
Capital expenditures	$1,878	$2,678	$581	$797		$5,934
Depreciation expense	$5,630	$3,745	$564	$1,954		$11,893

2009	North America	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$257,077	$167,955	$68,466	$40,674	$—	$534,172
Transfers between areas	29,083	1,686	355	23,219	(54,343)	—

Net sales and transfers	$286,160	$169,641	$68,821	$63,893	$(54,343)	$534,172

Gross profit	$87,924	$25,253	$16,363	$19,008		$148,548
Selling and administrative	47,850	26,554	9,087	4,660		88,151
European restructuring costs	—	2,544	—	—		2,544
Asset impairment charge	46,376	—	—	—		46,376

Operating (loss) income	$(6,302)	$(3,845)	$7,276	$14,348		$11,477

Total assets	$180,782	$117,199	$41,698	$57,904		$397,583
Property, plant and equipment, net	$33,614	$31,530	$9,033	$19,649		$93,826
Capital expenditures	$6,646	$4,415	$2,796	$2,852		$16,709
Depreciation expense	$6,388	$5,107	$481	$1,825		$13,801

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3—Segment Information (Continued)

The following table represents sales by place of destination:

	Year Ended January 31
	2011	2010	2009
	(In thousands)
United States	$178,259	$133,249	$221,363
Europe, excluding United Kingdom	59,495	62,248	132,141
China	51,523	32,621	38,733
Japan	24,236	16,490	28,613
United Kingdom	17,821	15,474	27,894
Australia/New Zealand	22,141	18,113	25,220
Canada	17,934	14,236	23,660
Other countries (less than 5% of total sales individually)	38,449	21,922	36,548

	$409,858	$314,353	$534,172

The following table represents the value of long-lived assets including property, plant and equipment (net), goodwill, intangible assets (net) and other long-term assets by the country in which they are located:

	January 31,
	2011	2010
	(In thousands)
United States	$28,622	$30,853
Canada	79,350	74,468
China	18,299	18,481
Italy	12,021	13,497
Japan	9,673	8,473
Other countries (less than 5% of total long-lived assets individually)	11,252	14,871

	$159,217	$160,643

Note 4—Inventories

During fiscal 2011, inventories increased due to additional product needed to meet increased customer demand and fluctuations in foreign currencies. Inventories stated at the lower of average cost or market are presented below by major class (in thousands):

	January 31,
	2011	2010
Finished goods	$24,933	$24,573
Raw materials and components	42,108	38,893

	$67,041	$63,466

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 5—Property, Plant and Equipment

During fiscal 2011, property, plant and equipment decreased primarily due to depreciation expense and fixed asset write downs as a result of floods in Australia and our European restructuring activities. This was offset by increases to fixed assets due to acquisitions and fluctuations in foreign currencies.

	January 31,
	2011	2010
	(In thousands)
Land	$7,399	$7,360
Buildings	39,904	39,869
Machinery and equipment	160,206	161,493

	207,509	208,722
Accumulated depreciation	(140,531)	(135,314)

	$66,978	$73,408

Note 6—Goodwill

Goodwill

The following table provides a breakdown of goodwill activity by reporting unit for the two years ended January 31, 2011 (in thousands):

	North America	Europe	Asia Pacific	Total
Balance at January 31, 2009	$61,316	$10,040	$3,031	$74,387
Foreign exchange impact	8,943	852	(60)	9,735

Balance at January 31, 2010	70,259	10,892	2,971	84,122
Foreign exchange impact	4,729	(116)	(27)	4,586

Balance at January 31, 2011	$74,988	$10,776	$2,944	$88,708

During fiscal 2009, we determined that the carrying value of goodwill and long-lived assets in our North American construction business exceeded the estimated fair value resulting in a $46 million impairment charge. All of the goodwill related to our construction business was written off as a result of the significant downturn throughout the construction industry. The components of the fiscal 2009 impairment charge include the following (in thousands):

Goodwill	$29,157
Customer relationships	13,269
Intellectual property	3,950

$46,376

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 7—Warranty Obligations

Our warranty obligations, which are recorded in other accrued expenses on the consolidated balance sheet, are as follows:

	January 31,
	2011	2010
	(In thousands)
Beginning obligation	$1,348	$1,312
Accruals for warranties issued during the period	1,773	1,981
Accruals for pre-existing warranties	30	682
Settlements during the period	(1,849)	(2,709)
Foreign currency changes	37	82

Ending obligation	$1,339	$1,348

Note 8—Debt

	January 31,
	2011	2010
	(In thousands)
Revolving line of credit, variable interest payable of 2.1% and 2.8% at January 31, 2011 and 2010, respectively, principal payable in March 2012; collateralized by substantially all of our assets	$38,500	$52,500
Note payable, interest at 2.4% at January 31, 2011 and 2010; principal payable monthly through fiscal 2018; collateralized by land and a building	3,837	3,989

	42,337	56,489
Less current portion	(548)	(499)

Long-term debt	$41,789	$55,990

Borrowing arrangements currently in place with commercial banks provide available lines of credit totaling $115 million, of which approximately $40 million was being used at January 31, 2011 through outstanding debt and the issuance of letters of credit, thus resulting in available borrowings of $75 million. Amounts under the line of credit bear interest at LIBOR plus a margin between 1.25% and 2.75%, based on our consolidated leverage ratio. As of January 31, 2011, the interest rate was LIBOR plus a margin of 1.75% and commitment fees on unused amounts are 0.3%.

In October 2010, we entered into an amendment of our loan agreement with Bank of America and Union Bank. The amendment (i) decreases the interest rate on the loan by 25 basis points to a range from 1.25% to 2.75% over LIBOR, and (ii) decreases the commitment fee on the loan by 5 basis points to a range from 0.25% to 0.45%, with the actual rate within each range to be determined based on our consolidated leverage ratio.

In July 2009, we entered into an amendment of our loan agreement with Bank of America and Union Bank. The loan amendment (i) granted the lenders a security interest in substantially all of our assets and (ii) modified certain debt covenant ratios by lowering the amount of capital asset expenditures deducted when calculating the ratios and excluded cash restructuring costs, which provided us with flexibility to pursue our European restructuring activities without violating our loan covenants.

We were in compliance with our debt covenants at January 31, 2011.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 8—Debt (Continued)

Future maturities of long-term debt are as follows (in thousands):

Year Ended January 31
2012	$548
2013	39,048
2014	548
2015	548
2016	548
Thereafter	1,097

$42,337

Borrowings under notes payable to banks, which includes bank overdrafts and short-term lines of credit, were $2.9 million at January 31, 2010. The average interest rate on these notes was 5.7% at January 31, 2010. There were no borrowings as of January 31, 2011.

Note 9—Income Taxes

	Year Ended January 31
	2011	2010	2009
	(In thousands)
Provision (benefit) for income taxes consisted of:
Current:
Federal	$3,073	$602	$6,603
State	359	75	578
Foreign	11,639	2,941	11,180

	15,071	3,618	18,361

Deferred:
Federal	4,807	1,137	(13,973)
State	106	35	(1,118)
Foreign	(1,855)	361	(146)

	3,058	1,533	(15,237)

Total provision for income taxes	$18,129	$5,151	$3,124

Income (loss) before provision for income taxes was as follows:
United States	$13,819	$(216)	$(22,770)
Foreign	25,716	(33,282)	27,161

	$39,535	$(33,498)	$4,391

A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:
Federal statutory rate	$13,837	$(11,724)	$1,537
State income taxes, net of federal tax benefit	334	753	(790)
Foreign tax rate differential	(4,224)	3,284	(1,670)
Federal tax on foreign distributions/income, net of foreign tax credits	1,446	637	(618)
Change in valuation allowance	5,904	10,803	2,618
Nondeductible/nontaxable items	462	776	127
Other	370	243	149
Prior year foreign tax credit	—	379	(676)
Impairment of goodwill and intangible assets	—	—	2,447

	$18,129	$5,151	$3,124

Effective tax rate	45.9%	(15.4%)	71.1%

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9—Income Taxes (Continued)

The components of deferred income tax assets and liabilities recorded on the consolidated balance sheet are as follows (in thousands):

	January 31,
	2011	2010
Deferred tax assets:
Accruals	$4,629	$4,421
Environmental	1,582	1,909
Employee benefits	7,028	7,814
Tax credits	2,587	4,439
Foreign net operating losses	33,703	22,011
Goodwill and intangible assets	8,832	10,018
Other	1,003	574

	59,364	51,186
Less: Valuation allowance	(33,433)	(22,011)

	25,931	29,175

Deferred tax liabilities:
Depreciation	(4,946)	(5,021)
Cumulative translation adjustment	(3,620)	(3,533)
Other	(210)	(208)

	(8,776)	(8,762)

Total net deferred tax asset	$17,155	$20,413

The net deferred tax asset is presented in our consolidated balance sheets as follows (in thousands):

	January 31,
	2011	2010
Deferred income taxes—current asset	$5,001	$4,230
Deferred income taxes—long-term asset	16,606	21,022
Deferred income taxes—long-term liability	(4,452)	(4,839)

	$17,155	$20,413

In assessing the realizability of our existing deferred tax assets, we consider on a jurisdiction by jurisdiction basis whether it is more-likely-than-not that some or all of the deferred tax assets will be realized. As part of this evaluation, we consider all available positive evidence including projected future taxable income, scheduled reversals of existing deferred tax liabilities, taxable income in prior carryback years to the extent permitted under the tax law and available tax planning strategies. Based on all available positive evidence, we believe we will be able to generate sufficient taxable income to realize our existing deferred tax assets, net of valuation allowances, related to foreign net operating losses. Changes in our operations due to market conditions could require the recording of additional valuation allowances in the future. It is reasonably possible that a change to the valuation allowance in the next year could be material.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9—Income Taxes (Continued)

The increase in the valuation allowance in fiscal 2011 is due to losses incurred in Europe. The change in the valuation allowance for each year is as follows (in thousands):

	Year Ended January 31
	2011	2010
Beginning of year valuation allowance	$22,011	$12,444
Additional valuation allowance related to foreign net operating losses	5,904	10,803
Increase offset by change in deferred tax assets	5,765	—
Foreign currency changes	(247)	(1,236)

End of year valuation allowance	$33,433	$22,011

As of January 31, 2011, we provide for a full valuation allowance on all net operating losses generated in the following jurisdictions as management has determined that it is not more-likely-than-not that we would realize these deferred tax assets in the foreseeable future (in thousands):

			Deferred Tax Asset Summary
	Net Operating Loss Expiration Date	Net Operating Losses	Deferred Tax Asset Recorded	Valuation Allowance	Net Deferred Tax Asset
Germany	None	$40,408	$12,216	$(12,216)	$—
The Netherlands	2012-2019	43,405	10,851	(10,851)	—
France	None	13,734	4,577	(4,577)	—
Italy	2015-2016	11,903	3,274	(3,274)	—
United Kingdom	None	5,420	1,517	(1,517)	—
Sweden	None	3,395	893	(893)	—
Spain	2025-2026	304	91	(91)	—
India	2018	45	14	(14)	—

		$118,614	$33,433	$(33,433)	$—

As of January 31, 2011, we have foreign tax credit carryforwards of approximately $2.6 million related to repatriated foreign earnings. Realization of these deferred tax assets is dependent on generating sufficient foreign sourced taxable income in the United States over a ten year carry forward period ending in fiscal 2017. Our primary source of foreign taxable income includes dividends and royalties from foreign subsidiaries.

As of January 31, 2011, we have not provided for a deferred tax liability on the unremitted earnings of certain foreign subsidiaries in the amount of approximately $13.2 million, representing approximately $71.5 million of undistributed earnings. As of January 31, 2011, it is management’s intent for such earnings to be permanently reinvested by these subsidiaries. In the future, should this position change we have available tax planning strategies to mitigate any negative tax consequences of such change.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9—Income Taxes (Continued)

Our liability for uncertain tax positions as of January 31, 2011 is approximately $1.1 million, excluding interest and penalties. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties is as follows (in thousands):

	Year Ended January 31
	2011	2010
Beginning of year unrecognized tax benefit	$1,071	$1,037
Gross increase for tax positions related to the current year	119	29
Gross increase (decrease) for tax positions related to the prior year	(39)	5
Gross decrease for tax positions settled with tax authorities	(42)	—

End of year unrecognized tax benefit	$1,109	$1,071

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of January 31, 2011, we had approximately $639,000 of cumulative accrued interest and penalties related to uncertain tax positions of which approximately $414,000 was recognized during the year.

We are subject to taxation primarily in the United States of America (“USA”), Canada, China and various European countries, as well as other various state and foreign jurisdictions. As of January 31, 2011, we remain subject to examination in various state and foreign jurisdictions for the 2004—2011 tax years. In fiscal 2010, the Internal Revenue Service (“IRS”) completed its review of our USA income tax returns for the fiscal years 2004—2007 and proposed adjustments to disallow certain interest deductions for the 2004 and 2005 tax years. We disagreed to these adjustments and appealed the assessment. In March 2011, the IRS agreed with our position and withdrew its proposed adjustments. The resolution of this matter had no impact on our financial results since we had not recorded any liabilities in our financial statements related to this issue as we believed it was more-likely-than-not that we would prevail.

Note 10—Restructuring Activities

During fiscal 2011, 2010 and 2009 we incurred costs related to our European restructuring activities. The following table outlines the type of restructuring costs incurred during these periods (in thousands):

	Year Ended January 31
	2011	2010	2009
Employee wages and benefits	$1	$17,276	$1,882
Fixed asset write downs	1,034	9,004	205
Facility closures	313	2,588	—
Other restructuring	(111)	1,133	457

Total costs	$1,237	$30,001	$2,544

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 10—Restructuring Activities (Continued)

The following table outlines the location of restructuring costs incurred during these periods (in thousands):

	Year Ended January 31
	2011	2010	2009
Germany	$1,221	$10,878	$1,744
France	102	5,293	—
England	(232)	625	—
The Netherlands	(107)	13,205	800
Spain	101	—	—
Sweden	152	—	—

Total costs	$1,237	$30,001	$2,544

As of January 31, 2011 and 2010, a total of $0.6 million and $5.3 million of accrued restructuring costs are included on the consolidated balance sheet, primarily related to employee wages and benefits. We anticipate paying all accrued restructuring costs by the end of fiscal 2012.

As of January 31, 2011, our consolidated balance sheet includes a total of $8.6 million, recorded in prepaid expenses and other current assets, for assets available for sale as a result of our European restructuring. These assets include land and buildings in Germany and The Netherlands.

During fiscal 2011 we recorded $1 million of fixed asset write downs primarily related to fixed asset in Germany. During fiscal 2010, we recorded $9 million of fixed asset write downs primarily related to land and a building in The Netherlands and manufacturing equipment in Germany. Fixed asset write downs are recorded as a reduction of the carrying value of property, plant and equipment.

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

Springfield, Ohio

In March 2010 we signed a Facility Lead Corrective Action Agreement (Action Agreement) with the Ohio Environmental Protection Agency (EPA), which outlines a more comprehensive remediation plan at our Springfield, Ohio facility. We had previously been performing our remediation activities under a consent order signed in 1994, which had required the installation of remediation systems for the cleanup of groundwater contamination. The Action Agreement specifies an action plan that would allow us to be more proactive in our environmental cleanup efforts. During fiscal 2010 we accrued an additional $1.1 million of costs related to remediation activities related to the Action Agreement. The current estimate is that the remediation activities will continue through 2019.

Presented below is a roll forward of our environmental liabilities and expenses for the three years ended January 31, 2011 (in thousands):

	Fairview	Springfield	Total
Balance at January 31, 2008	$4,848	$889	$5,737
Accrued	(157)	157	—
Cash payments	(1,031)	(131)	(1,162)

Balance at January 31, 2009	3,660	915	4,575
Accrued	111	1,144	1,255
Cash payments	(585)	(119)	(704)

Balance at January 31, 2010	3,186	1,940	5,126
Accrued	259	(115)	144
Cash payments	(706)	(174)	(880)

Balance at January 31, 2011	$2,739	$1,651	$4,390

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 11—Commitments and Contingencies (Continued)

Lease Commitments

We lease certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended January 31, 2011, 2010, and 2009 totaled $3.0 million, $3.1 million and $3.6 million, respectively. Future minimum rental commitments under these leases as of January 31, 2011 are as follows (in thousands):

2012	$2,633
2013	2,097
2014	1,892
2015	1,277
2016	633
Thereafter	—

$8,532

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

Note 12—Supplemental Cash Flow Information

	Year Ended January 31
	2011	2010	2009
	(In thousands)
Cash paid during the period for:
Interest	$1,943	$1,975	$4,281
Income taxes	$10,167	$3,768	$18,442
Supplemental disclosure of non-cash investing and financing activities:
Minimum pension liability adjustment, net of tax	$(1,126)	$1,284	$(1,144)

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

Our SARS plan also permits the issuance of restricted shares of common stock. Upon the granting of restricted stock, common shares are issued to the recipient, but the shares may not be sold, assigned, transferred, pledged, or disposed of by the recipient until vested. Regardless of vesting, restricted shares have full voting

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 13—Share-Based Compensation Plans (Continued)

rights and any dividends declared will be paid to the restricted stock recipient. Restricted shares vest ratably over a period of three years for officers and four years for shares granted prior to June 1, 2010 and one year for shares granted on or after June 1, 2010 to directors. The number of restricted shares issued to directors is based on the market value of our shares on the date of grant.

The SARS plan provides for the issuance of a maximum of 750,000 shares of common stock upon the exercise of SARS or issuance of restricted stock. As of January 31, 2011, a total of 324,000 shares of common stock have been issued under the SARS plan, which includes 120,000 shares of restricted stock. An additional 246,000 shares of common stock would be issued if all outstanding SARS at January 31, 2011 were exercised, based on the end of year share price of $47.07.

Stock options provide the holder the right to receive our common shares at an established price. We have reserved 1,400,000 shares of common stock under our stock option plan. As of January 31, 2011, a total of 1,133,000 shares have been issued upon the exercise of stock options. No additional stock options can be granted under the terms of the plan. All outstanding stock options are fully vested and have a term of ten years.

We calculate share-based compensation cost for stock options and SARS using the Black-Scholes option pricing model. The range of assumptions used to compute share-based compensation is as follows:

	Year Ended January 31
	2011	2010	2009
Risk-free interest rate	2.4%	3.4%	3.5%
Expected volatility	53.0%	48.0%	40.0%
Expected dividend yield	0.6%	0.8%	1.8%
Expected life (in years)	6	6	6.5
Weighted average fair value at date of grant	$16.16	$11.75	$16.71

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

We calculate share-based compensation cost for restricted stock by multiplying the fair market value of our common shares on the grant date by the number of restricted shares expected to vest. Share based compensation is expensed ratably over the applicable vesting period.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 13—Share-Based Compensation Plans (Continued)

A summary of award grants under the plans at January 31, 2011, 2010, and 2009, excluding restricted stock, together with changes during the periods then ended are presented in the following table (in thousands, except per share amounts):

	Stock Options		Stock Appreciation Rights
	Outstanding Awards	Weighted Average Exercise Price Per Share	Outstanding Awards	Weighted Average Exercise Price Per Share
Balance at January 31, 2008	286	$13.39	815	$34.84
Granted	—	—	47	44.24
Exercised	(7)	18.60	—	—
Forfeited	—	—	(56)	41.16

Balance at January 31, 2009	279	13.26	806	34.95
Granted	—	—	61	24.50
Exercised	—	—	(12)	21.15
Forfeited	—	—	(27)	36.38

Balance at January 31, 2010	279	13.26	828	34.33
Granted	—	—	44	32.01
Exercised	(61)	10.73	(73)	31.55
Forfeited	—	—	(8)	53.48

Balance at January 31, 2011	218	13.96	791	34.24

A summary of restricted stock awards activity for the three years ended January 31, 2011 is presented in the following table (in thousands, except per share amounts):

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock at January 31, 2008	42	$73.73
Granted	23	44.24
Vested	(14)	73.73

Unvested restricted stock at January 31, 2009	51	60.51
Granted	31	24.50
Vested	(22)	64.40

Unvested restricted stock at January 31, 2010	60	40.73
Granted	24	32.01
Vested	(28)	50.80

Unvested restricted stock at January 31, 2011	56	31.85

A summary of award activity under the Plans as of January 31, 2011, is presented below (award amounts and intrinsic value in thousands):

	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Contractual Life

Outstanding at January 31, 2011	1,009	$30	$18,752	4

Outstanding at January 31, 2011 and expected to vest	111	$36	$1,567	8

Exercisable at January 31, 2011	885	$29	$17,010	4

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 13—Share-Based Compensation Plans (Continued)

Aggregate intrinsic value excludes 53,000 SARs with an exercise price in excess of the market value of our common stock as of January 31, 2011.

The total intrinsic value of options exercised during the years ended January 31, 2011 and 2009 was $1.4 million and $189,000, respectively. No stock options were exercised during fiscal 2010. The total intrinsic value of SARS exercised during the years ended January 31, 2011 and 2010 was $906,000 and $58,000, respectively. No SARs were exercised during fiscal 2009.

No tax benefit was recognized during the years ended January 31, 2011, 2010 and 2009.

A summary of the status of the Plans’ nonvested awards as of January 31, 2011 is presented below (in thousands, except per share amounts):

	Stock Options		Stock Appreciation Rights
	Nonvested Awards	Weighted Average Grant-Date Fair Value Per Award	Nonvested Awards	Weighted Average Grant-Date Fair Value Per Award
Balance at January 31, 2008	19	$7.45	521	$16.60
Granted	—	—	47	16.71
Exercised	(19)	7.45	(251)	14.07
Forfeited	—	—	(51)	18.00

Balance at January 31, 2009	—	—	266	18.73
Granted	—	—	61	11.75
Exercised	—	—	(160)	17.50
Forfeited	—	—	(2)	14.93

Balance at January 31, 2010	—	—	165	17.40
Granted	—	—	44	16.16
Exercised	—	—	(79)	17.95
Forfeited	—	—	(6)	19.65

Balance at January 31, 2011	—	—	124	16.50

As of January 31, 2011, there was $2.4 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans. That cost is expected to be recognized over a weighted average period of 2 years. The following table represents as of January 31, 2011 the share-based compensation costs to be recognized in future periods for awards granted to date (in thousands):

Fiscal Year	Amount
2012	$1,339
2013	687
2014	297
2015	57

$2,380

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

	Year Ended January 31			Year Ended January 31
	Defined Benefit			Postretirement Benefit
	2011	2010	2009	2011	2010	2009
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$8,710	$6,154	$10,285	$7,871	$7,117	$7,087
Service cost	5	3	21	125	107	104
Interest cost	433	441	533	440	450	432
Participant contributions	—	—	—	285	309	338
Adjustment due to measurement date	—	—	—	—	—	45
Benefits paid	(540)	(220)	(279)	(510)	(432)	(546)
Actuarial gain	(190)	1,676	(2,016)	(821)	320	(343)
Settlements	31	—	—	—	—	—
Exchange rate changes	7	656	(2,390)	—	—	—

Benefit obligation at end of year	$8,456	$8,710	$6,154	$7,390	$7,871	$7,117

Change in plan assets
Fair value of plan assets at beginning of year	$6,674	$5,164	$7,942	$—	$—	$—
Actuarial return on plan assets	770	858	(926)	—	—	—
Employer contributions	371	327	363	225	123	208
Participant contributions	—	—	—	285	309	338
Benefits paid	(540)	(220)	(218)	(510)	(432)	(546)
Exchange rate changes	38	545	(1,997)	—	—	—

Fair value of plan assets at end of year	$7,313	$6,674	$5,164	$—	$—	$—

Amounts recognized in the balance sheet
Current liability	$(333)	$(351)	$(321)	$(336)	$(436)	$(373)
Non-current liability	(810)	(1,685)	(669)	(7,054)	(7,435)	(6,744)

Net amount recognized at year-end	$(1,143)	$(2,036)	$(990)	$(7,390)	$(7,871)	$(7,117)

Amounts recognized in accumulated other comprehensive income (pre-tax)
Net actuarial loss	$1,155	$2,176	$931	$(109)	$712	$393
Prior service cost credit	—	—	—	(361)	(437)	(514)

Total	$1,155	$2,176	$931	$(470)	$275	$(121)

Components of net periodic benefit cost
Service cost	$5	$3	$21	$125	$107	$104
Interest cost	433	441	533	440	450	432
Expected return on plan assets	(414)	(368)	(475)	—	—	—
Settlement loss	31	—	—	—	—	—
Amortization of prior service credit	—	—	—	(77)	(77)	(77)
Recognized net actuarial loss	134	61	82	—	—	6

Net periodic benefit cost	$189	$137	$161	$488	$480	$465

Weighted-average assumptions
Discount rate for benefit obligation	5.6%	5.5%	6.9%	5.3%	5.8%	6.5%
Discount rate for net periodic benefit cost	5.5%	6.9%	5.8%	5.8%	6.5%	6.3%
Expected long-term rate of return on plan assets	6.5%	6.5%	6.5%	—	—	—
Varying rates of increase in compensation levels based on age	3.5%	3.4%	3.4%	—	—	—

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 14—Employee Benefit Plans (Continued)

The following table reflects the estimated pension benefits and postretirement gross benefit payments to be paid and medicare subsidy payments and retiree contributions to be received over the next ten years (in thousands):

		Postretirement Benefit
	Defined Benefit	Gross Benefit	Medicare	Retiree	Net Benefit Payments
		Payments	Subsidy	Contributions
2012	$272	$747	$80	$331	$336
2013	231	844	87	385	372
2014	286	960	95	455	410
2015	262	1,022	103	481	438
2016	317	1,081	112	514	455
2017 - 2021	1,490	5,887	671	2,672	2,544

Our expected contribution in fiscal 2012 to the defined benefit pension plans is $333,000.

The amount in accumulated other comprehensive income expected to be recognized as components of net periodic benefit costs in fiscal 2012 include an actuarial loss of $82,000 for our defined benefit plans and a prior service credit of $77,000 for our postretirement plan.

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

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 14—Employee Benefit Plans (Continued)

Our principal objective is to ensure that plan assets are sufficient to enable all future pension liabilities to be paid when due. Plan assets are allocated with a goal to achieve diversification between and within various asset classes to meet long-term objectives of return, while mitigating against downside risks and considering expected cash flows. The asset allocations for the pension assets at January 31, 2011 and 2010 are as follows:

Asset Category	Percentage of Plan Assets At January 31		Target Allocation
	2011	2010
Equity	51%	48%	51%
Debt	42%	44%	42%
Real estate	5%	5%	5%
Cash	2%	3%	2%

The fair value of plan assets at January 31, 2011 and 2010 are as follows:

	January 31, 2011
Type of Asset	Total	Level 1	Level 2	Level 3
	(In thousands)
Balanced fund	$4,644	$—	$4,644	$—
UK long-dated gilt fund	2,651	—	2,651	—
Cash	18	18	—	—

Total fair value of plan assets	$7,313	$18	$7,295	$—

	January 31, 2010
Type of Asset	Total	Level 1	Level 2	Level 3
	(In thousands)
Balanced fund	$4,005	$—	$4,005	$—
UK long-dated gilt fund	2,635	—	2,635	—
Cash	34	34	—	—

Total fair value of plan assets	$6,674	$34	$6,640	$—

The framework for measuring fair value is based on independent observable inputs of market data and follows the following hierarchy:

Level 1 – Quoted prices in active markets for identical assets and liabilities.

Level 2 – Significant observable inputs based on quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuations for which all significant assumptions are observable.

Level 3 – Significant unobservable inputs that are supported by little or no market activity that are significant to the fair value of the assets or liabilities.

When developing fair value measurements, it is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs. The following is a description of valuation methodologies used for assets measured at fair value.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 14—Employee Benefit Plans (Continued)

The Balanced Fund has a focus on domestic (U.K.) and international equity securities such as common, preferred or other capital stock. The other fund assets include bonds, property and cash. The fund can hold cash balances up to a maximum of 20% of the fund’s value. The fair value of this fund is priced on a single, swinging price basis.

The UK long-dated gilt fund is comprised primarily of investments in long dated British Pounds denominated investment grade UK government securities and other domestic and international debt related securities. The fair value of this fund is priced on a single, swinging price basis.

The cash balance represents amounts held in bank accounts.

The accumulated benefit obligation is the actuarial present value of benefits attributed to employee services rendered to date, excluding assumptions about future compensation levels. The accumulated benefit obligation for all defined benefit pension plans was $8.5 million at January 31, 2011 and $8.7 million at January 31, 2010. The net underfunded pension liability was $1.1 million and $2 million as of January 31, 2011 and 2010, respectively. The decrease in the net liability in fiscal 2011 is primarily the result of a favorable return on plan assets and benefits paid during the year.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement benefit plan. The assumed health care cost trend rates used in measuring the APBO were as follows at January 31:

	January 31,
	2011	2010
Health care cost trend assumed next year	8.0%	8.0%
Ultimate trend rate	4.7%	4.5%
Year ultimate trend year is reached	2082	2017

The following presents the effect of a 1% change in health care cost trend rates at January 31, 2011 (in thousands):

	1% Increase	1% Decrease
Change in health care trend rate:
Effect on service and interest costs	$75	$(63)
Effect on postretirement benefit obligation	877	(749)

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 14—Employee Benefit Plans (Continued)

The fiscal 2012 postretirement benefit costs will be based on a 5.25% discount rate.

Defined Contribution Retirement Plans

We sponsor a number of defined contribution retirement plans. We match employee contributions in varying degrees and also make contributions to certain plans based on a percentage of employee wages. Our expense under these plans was $3.3 million, $4.3 million and $5.2 million, for the years ended January 31, 2011, 2010 and 2009, respectively.

Note 15—Earnings Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended January 31
	2011	2010	2009
Basic earnings (loss) per share:
Net income (loss)	$21,406	$(38,649)	$1,267

Weighted average shares of common stock outstanding	10,884	10,816	10,794

	$1.97	$(3.57)	$0.12
Diluted earnings (loss) per share:
Net income (loss)	$21,406	$(38,649)	$1,267

Weighted average shares of common stock outstanding	10,884	10,816	10,794
Dilutive effect of stock awards	220	—	283

Diluted weighted average shares of common stock outstanding	11,104	10,816	11,077

	$1.93	$(3.57)	$0.11

Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and SARs and the amount of unvested restricted stock. The number of unexercised SARs and unvested restricted stock that were not included in the calculation as the impact would be antidilutive are as follows:

	Year Ended January 31
	2011	2010	2009
Excluded awards:
Unexercised SARS awards	535,000	829,000	104,000
Unvested restricted stock	—	60,000	26,000
Unexercised stock options	—	279,000	—

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 16—Accumulated Other Comprehensive Income (Loss)

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
	(In thousands)
Balance at January 31, 2008	$37,492	$(1,819)	$35,673
Translation adjustment	(28,550)	—	(28,550)
Minimum pension/postretirement liability, net of tax effect of ($319)	—	1,144	1,144

Balance at January 31, 2009	8,942	(675)	8,267
Translation adjustment	16,470	—	16,470
Minimum pension/postretirement liability, net of tax effect of $359	—	(1,284)	(1,284)

Balance at January 31, 2010	25,412	(1,959)	23,453
Translation adjustment	11,043	—	11,043
Minimum pension/postretirement liability, net of tax effect of ($277)	—	1,126	1,126

Balance at January 31, 2011	$36,455	$(833)	$35,622

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

We purchase foreign currency forward exchange contracts with contract terms lasting up to three months, but generally less than one month, to protect against the adverse effects that exchange rate fluctuations may have on foreign currency denominated receivables and payables. We only purchase these contracts for actual exposures. These derivatives do not qualify for hedge accounting. The gains and losses on both the derivatives and the foreign currency denominated receivables and payables are recorded as transaction adjustments in current earnings, on the income statement line “Foreign currency loss, net”, thereby minimizing the effect on current earnings of exchange-rate fluctuations.

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

At January 31, 2011 and 2010, we had approximately $108 million and $101 million, respectively, of nominal value contracts in place to buy or sell foreign currency. The difference between the nominal and fair value is not material at January 31, 2011 and 2010 and is recorded in the consolidated financial statements as an unrealized foreign currency gain or loss. The principal currencies hedged are denominated in Canadian Dollars, Euros, British Pounds, Swedish Krona, Korean Won, Chinese Yuan and Japanese Yen.

Note 19—Australia Flood

Our operations in Brisbane, Australia, were significantly disrupted in January 2011 due to damage from flooding caused by heavy rainfalls in the Queensland, Australia region. We are assessing the impact of the flooding on our ongoing operations and working with our insurance carriers and landlord to assess the amount of damage to equipment and inventory. Although Cascade expects to eventually recover from insurance proceeds a substantial portion of losses related to the flood, the resulting damage required a fourth quarter write-off of $5.1 million. Recovery of insurance proceeds is not expected until fiscal 2012. Through our global organization we are working to meet our customers’ needs while we restore our Australian facility to full operation. Our Australian operations account for about 5% of Cascade’s global revenues.

The following table outlines the write downs and costs incurred in the fourth quarter of fiscal 2011 related to the flooding (in thousands):

Inventory write downs	$2,167
Fixed asset write downs	2,451
Other flood-related costs	527

Total costs	$5,145

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 20—Supplementary Quarterly Financial Information (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share amounts)
Year Ended January 31, 2011
Net sales	$94,392	$97,741	$107,377	$110,348
Gross profit	$27,714	$29,520	$33,792	$31,662
Operating income (loss)	$9,490	$10,413	$15,456	$6,917
Net income (loss)	$5,666	$3,232	$8,784	$3,724
Net income (loss) per share:
Basic	$0.52	$0.30	$0.81	$0.34
Diluted	$0.51	$0.29	$0.79	$0.33
Year Ended January 31, 2010
Net sales	$76,316	$76,643	$80,822	$80,572
Gross profit	$14,469	$18,533	$19,675	$18,393
Operating income (loss)	$(8,999)	$(10,638)	$1,017	$(12,874)
Net income (loss)	$(12,073)	$(12,303)	$157	$(14,430)
Net income (loss) per share:
Basic	$(1.12)	$(1.14)	$0.01	$(1.33)
Diluted	$(1.12)	$(1.14)	$0.01	$(1.33)

Schedule II

Cascade Corporation

Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Foreign Currency Impact/ Acquisitions	Balance at End of Period
Years ended January 31:
2011
Allowance for doubtful accounts receivable	$1,328	$142	$(284)	$10	$1,196
Valuation allowances-deferred tax assets	$22,011	$11,669	$—	$(247)	$33,433
Obsolete inventory reserve	$1,605	$938	$(593)	$85	$2,035
2010
Allowance for doubtful accounts receivable	$1,441	$210	$(449)	$126	$1,328
Valuation allowances-deferred tax assets	$12,444	$10,803	$—	$(1,236)	$22,011
Obsolete inventory reserve	$1,975	$952	$(1,515)	$193	$1,605
2009
Allowance for doubtful accounts receivable	$1,623	$422	$(394)	$(210)	$1,441
Valuation allowances-deferred tax assets	$11,672	$3,211	$(593)	$(1,846)	$12,444
Obsolete inventory reserve	$1,775	$634	$(176)	$(258)	$1,975

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework”. Based on our evaluation, our management concluded that, as of January 31, 2011, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of January 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the three months ended January 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, on June 24, 2010 our Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our directors is set forth under the heading “Proposal 1: Election of Directors” in the Company’s Proxy Statement for its 2011 Annual Meeting to be filed within 120 days after our fiscal year end of January 31, 2011, (“Proxy Statement”) and is incorporated into this report by reference. Information regarding our executive officers is set forth in Part I of this report under “Officers of the Registrant.”

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

The individual financial statements of the registrant and its subsidiaries have been omitted since Cascade is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together exceed 5% of the total consolidated assets at January 31, 2011, except indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the year of its origination.

(b).	Exhibits

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

/S/ ROBERT C. WARREN, JR. Robert C. Warren, Jr.	President and Chief Executive Officer, and Director (Principal Executive Officer)	April 4, 2011 Date

/S/ JOSEPH G. POINTER Joseph G. Pointer	Chief Financial Officer (Principal Financial and Accounting Officer)	April 4, 2011 Date

/S/ JAMES S. OSTERMAN James S. Osterman	Director	April 4, 2011 Date

/S/ NICHOLAS R. LARDY Nicholas R. Lardy	Director	April 4, 2011 Date

/S/ DUANE C. MCDOUGALL Duane C. McDougall	Director	April 4, 2011 Date

/S/ PETER D. NICKERSON Peter D. Nickerson	Director	April 4, 2011 Date

/S/ HENRY W. WESSINGER II Henry W. Wessinger II	Director	April 4, 2011 Date

/S/ NANCY A. WILGENBUSCH Nancy A. Wilgenbusch	Director	April 4, 2011 Date

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to Form 10-Q filed with the Commission on September 5, 2008.(1)

3.2	Bylaws, as amended April 6, 2007 filed as Exhibit 3.2 to Form 10-K filed with the Commission on April 16, 2007.(1)

10.1	Severance Agreement dated May 25, 2000, with Richard S. Anderson, filed as Exhibit 3 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)

10.2	Severance Agreement dated May 25, 2000, with Robert C. Warren, Jr., filed as Exhibit 1 to Form 10-K filed with the Commission on May 1, 2001.(1)(2)

10.3	1999 Amendment and Restatement of the Cascade Corporation 1995 Senior Managers’ Incentive Stock Option Plan filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-103581) filed with the Commission on March 4, 2003.(1)(2)

10.4	Form of Stock Option Agreement for 1999 Amendment and Restatement of the Cascade Corporation 1995 Senior Managers’ Incentive Stock Option Plan filed as Exhibit 10.5 to Form 10-K filed with the Commission on April 18, 2005.(1)(2)

10.5	Cascade Corporation Stock Appreciation Rights and Restricted Stock Plan, filed as Exhibit 10.1 to Form 10-Q filed with the Commission on September 10, 2007.(1) (2)

10.6	Form of Stock Appreciation Rights Agreement for Cascade Corporation Stock Appreciation Rights Plan filed as Exhibit 10.7 to Form 10-K filed with the Commission on April 18, 2005.(1)(2)

10.7	Form of Restricted Stock Agreement (Employee) for Cascade Corporation Stock appreciation Rights and Restricted Stock Plan filed as Exhibit 10.2 to Form 10-Q filed with the Commission on September 10, 2007.(1)(2)

10.8	Form of Restricted Stock Agreement (Director) for Cascade Corporation Stock Appreciation Rights and Restricted Stock Plan filed as Exhibit 10.3 to Form 10-Q filed with the Commission on September 10, 2007.(1)(2)

10.9	Loan Agreement dated February 28, 2003, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.1 to Form 8-K filed with the Commission on December 18, 2006.(1)

10.10	Amendment to Credit Agreement dated June 29, 2005, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.2 to Form 8-K filed with the Commission on December 18, 2006.(1)

10.11	Second Amendment to Credit Agreement dated February 24, 2006, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.3 to Form 8-K filed with the Commission on December 18, 2006.(1)

10.12	Third Amendment to Loan Agreement dated December 12, 2006, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.4 to Form 8-K filed with the Commission on December 18, 2006.(1)

10.13	Fourth Amendment to Loan Agreement dated October 3, 2007 among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.16 to Form 10-K filed with the Commission on April 8, 2008.(1)

Exhibit No.	Description
10.14	Fifth Amendment to Loan Agreement dated December 21, 2007 among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A. and Bank of America, N.A. as agent, filed as Exhibit 10.17 to Form 10-K filed with the Commission on April 8, 2008.(1)

10.15	Sixth Amendment to Loan Agreement dated July 29, 2009 among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.1 to Form 8-K filed with the Commission on August 3, 2009.(1)

10.16	Security Agreement dated July 29, 2009 between Cascade Corporation and Bank of America, N.A. as agent, filed as Exhibit 10.2 to Form 8-K filed with the Commission on August 3, 2009.(1)

10.17	Seventh Amendment to Loan Agreement dated October 29, 2010 among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent filed as Exhibit 10.1 to form 8-K filed with the Commission on November 4, 2010.(1)

14	Code of Ethics and Business Responsibilities for Directors, Officers, and Employees, filed as Exhibit 14 to Form 10-K filed with the Commission on April 8, 2008.(1)

21	Subsidiaries of the registrant.

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference.

(2)	Indicates management contract or compensatory plan or arrangement.