Form 10-Q
period 2011-04-30
CASCADE CORP
filed 2011-06-06
CIK 18061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2011

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

The number of shares outstanding of the registrant’s common stock as of May 19, 2011 was 11,056,982.

CASCADE CORPORATION

FORM 10-Q

Quarter Ended April 30, 2011

Forward-Looking Statements

This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 2), contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of revenue, gross profit, expenses, earnings or losses from operations or other financial items; any discussion of expectations regarding future profitability of operations in particular regions or product lines; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties, and assumptions that could cause material differences from expectations include, but are not limited to:

•	General business and economic conditions globally and in particular in the Americas, Europe, the Asia Pacific region and China;

•	Risks and complexities associated with international operations, including foreign currency fluctuations and international tax considerations;

•	Cost and availability of raw materials;

•	Competitive factors and the cyclical nature of the materials handling industry and lift truck orders;

•	Environmental matters;

•	Assumptions relating to pension and other postretirement costs; and

•	Impact of acquisitions.

We undertake no obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report. See “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended January 31, 2011, for additional information on risk factors with the potential to impact our financial results and business operations.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - in thousands, except per share amounts)

	Three Months Ended April 30,
	2011	2010
Net sales	$136,177	$94,392
Cost of goods sold	91,804	66,678

Gross profit	44,373	27,714
Selling and administrative expenses	20,618	18,224
Australia flood insurance proceeds, net of costs	(752)	—

Operating income	24,507	9,490
Interest expense, net	251	533
Foreign currency loss, net	196	305

Income before provision for income taxes	24,060	8,652
Provision for income taxes	7,636	2,986

Net income	$16,424	$5,666

Basic earnings per share	$1.50	$0.52

Diluted earnings per share	$1.46	$0.51

Basic weighted average shares outstanding	10,924	10,831
Diluted weighted average shares outstanding	11,270	11,049

The accompanying notes are an integral part of the consolidation financial statements.

CASCADE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except per share amounts)

	April 30, 2011	January 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$26,861	$25,037
Accounts receivable, less allowance for doubtful accounts of $1,323 and $1,196	89,286	66,497
Inventories	74,126	67,041
Deferred income taxes	4,506	5,001
Assets available for sale	9,313	8,610
Prepaid expenses and other	13,379	11,170

Total current assets	217,471	183,356
Property, plant and equipment, net	68,413	66,978
Goodwill	93,879	88,708
Deferred income taxes	17,482	16,606
Other assets	3,556	3,531

Total assets	$400,801	$359,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$2,966	$—
Current portion of long-term debt	555	548
Accounts payable	28,739	23,905
Accrued payroll and payroll taxes	8,824	9,299
Accrued restructuring costs	498	569
Accrued incentive pay	1,274	2,868
Dividends payable	2,208	—
Other accrued expenses	13,196	11,043

Total current liabilities	58,260	48,232
Long-term debt, net of current portion	46,590	41,789
Accrued environmental expenses	2,989	3,198
Deferred income taxes	4,768	4,452
Employee benefit obligations	8,058	7,864
Other liabilities	6,677	5,088

Total liabilities	127,342	110,623

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.50 par value, 40,000 authorized shares; 11,057 and 10,972 shares issued and outstanding	5,528	5,486
Additional paid-in capital	10,410	9,254
Retained earnings	212,410	198,194
Accumulated other comprehensive income	45,111	35,622

Total shareholders’ equity	273,459	248,556

Total liabilities and shareholders’ equity	$400,801	$359,179

The accompanying notes are an integral part of the consolidation financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited — in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total	Year-To-Date
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Equity	Income
Balance at January 31, 2011	10,972	$5,486	$9,254	$198,194	$35,622	$248,556

Net income	—	—	—	16,424	—	16,424	$16,424
Dividends ($0.20 per share)	—	—	—	(2,208)	—	(2,208)	—
Common stock issued	85	42	557	—	—	599	—
Share-based compensation	—	—	599	—	—	599	—
Currency translation adjustment	—	—	—	—	9,489	9,489	9,489

Balance at April 30, 2011	11,057	$5,528	$10,410	$212,410	$45,111	$273,459	$25,913

The accompanying notes are an integral part of the consolidation financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Three Months Ended April 30,
	2011	2010
Cash flows from operating activities:
Net income	$16,424	$5,666
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	2,356	2,533
Amortization	37	48
Share-based compensation	599	694
Deferred income taxes	(159)	292
Gain on disposition of assets, net	(17)	(9)
Changes in operating assets and liabilities:
Accounts receivable	(19,642)	(9,475)
Inventories	(4,087)	1,919
Prepaid expenses and other	(1,699)	(2,068)
Accounts payable and accrued expenses	2,468	(308)
Income taxes payable and receivable	762	899
Other assets and liabilities	1,318	41

Net cash (used in) provided by operating activities	(1,640)	232

Cash flows from investing activities:
Capital expenditures	(2,302)	(755)
Proceeds from disposition of assets	51	20

Net cash used in investing activities	(2,251)	(735)

Cash flows from financing activities:
Payments on long-term debt	(13,237)	(10,123)
Proceeds from long-term debt	18,000	10,500
Notes payable to banks, net	2,966	(316)
Common stock issued under share-based compensation plans	599	14

Net cash provided by financing activities	8,328	75

Effect of exchange rate changes	(2,613)	1,548

Change in cash and cash equivalents	1,824	1,120
Cash and cash equivalents at beginning of period	25,037	20,201

Cash and cash equivalents at end of period	$26,861	$21,321

Supplemental disclosure of cash flow information:
See Note 9 to the consolidated financial statements

The accompanying notes are an integral part of the consolidation financial statements.

CASCADE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Description of Business

Cascade Corporation is an international company engaged in the manufacture of materials handling products that are widely used on industrial fork lift trucks and, to a lesser extent, construction, mining and agricultural vehicles. Accordingly, our sales are largely dependent on sales of lift trucks and replacement parts. Our sales are made throughout the world. We are headquartered in Fairview, Oregon, employing approximately 1,900 people and maintaining operations in 16 countries outside the United States.

Note 2—Interim Financial Information

The accompanying consolidated financial statements for the interim periods ended April 30, 2011 and 2010 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

Note 3—Segment Information

Our operating units have several similar economic characteristics and attributes, including products, distribution patterns and classes of customers. As a result, we aggregate our operating units related to the manufacturing, distribution and servicing of material handling load engagement products into four geographic operating segments, which we identify as the Americas, Europe, Asia Pacific and China. We evaluate the performance of each of our operating segments based on income or loss before interest, foreign currency gains or losses and income taxes. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies contained in Note 2 of our consolidated financial statements included in our Form 10-K for the fiscal year ended January 31, 2011.

Revenues and operating results are classified according to the country of origin. Transfers between areas represent sales between our geographic operating segments. The costs of our corporate office are included in the Americas. Identifiable assets are attributed to the geographic location in which they are located. Net sales and transfers, operating results and identifiable assets by geographic operating segment were as follows (in thousands):

	Three Months Ended April 30
2011	Americas	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$71,704	$27,439	$18,092	$18,942		$136,177
Transfers between areas	8,077	454	80	7,288	(15,899)	—

Net sales and transfers	$79,781	$27,893	$18,172	$26,230	$(15,899)	$136,177

Gross profit	$24,906	$5,851	$5,801	$7,815		$44,373
Selling and administrative	11,956	4,551	2,620	1,491		20,618
Australia flood insurance proceeds, net of costs	—	—	(752)	—		(752)

Operating income	$12,950	$1,300	$3,933	$6,324		$24,507

Total assets	$194,265	$89,964	$49,593	$66,979		$400,801
Property, plant and equipment, net	$28,892	$11,117	$9,774	$18,630		$68,413
Capital expenditures	$874	$325	$514	$589		$2,302
Depreciation expense	$1,189	$454	$132	$581		$2,356

	Three Months Ended April 30
2010	Americas	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$45,293	$22,370	$13,810	$12,919	$—	$94,392
Transfers between areas	6,402	102	49	4,835	(11,388)	—

Net sales and transfers	$51,695	$22,472	$13,859	$17,754	$(11,388)	$94,392

Gross profit	$15,567	$2,003	$3,767	$6,377		$27,714
Selling and administrative	10,310	4,539	2,328	1,047		18,224

Operating income (loss)	$5,257	$(2,536)	$1,439	$5,330		$9,490

Total assets	$177,294	$81,026	$39,887	$52,364		$350,571
Property, plant and equipment, net	$30,027	$13,659	$9,401	$18,061		$71,148
Capital expenditures	$394	$203	$56	$102		$755
Depreciation expense	$1,317	$544	$157	$515		$2,533

Note 4—Inventories

During the three months ended April 30, 2011, inventories increased primarily due to additional product needed to meet increased customer demand and fluctuations in foreign currencies. Inventories stated at the lower of average cost or market are presented below by major class (in thousands):

	April 30, 2011	January 31, 2011
Finished goods	$27,920	$24,933
Raw materials and components	46,206	42,108

	$74,126	$67,041

Note 5—Goodwill

During the three months ended April 30, 2011, goodwill increased primarily due to the strengthening of the Canadian Dollar against the U.S. Dollar. We have no goodwill recorded in China. The following table provides a breakdown of goodwill by geographic region (in thousands):

	April 30, 2011	January 31, 2011
Americas	$79,351	$74,988
Europe	11,608	10,776
Asia Pacific	2,920	2,944

	$93,879	$88,708

Note 6—Share-Based Compensation Plans

We have granted three types of share-based awards to officers, key managers and directors; stock appreciation rights (“SARS”), restricted stock and stock options under our share-based compensation plans. The grant prices applicable to SARs and stock options are established by our Board of Directors’ Compensation Committee at the time the awards are granted. We issue new common shares upon the exercise of all share-based awards.

SARS provide the holder the right to receive an amount, payable in our common shares, equal to the excess of the market value of our common shares on the date of exercise (“intrinsic value”) over the base price at the time the right was granted. The base price may not be less than the market price of our common shares on the date of grant. All SARS vest ratably over a four-year period and have a term of ten years.

Restricted stock is a grant of common shares to a recipient, subject to restrictions on transfer until vesting conditions are satisfied. Regardless of vesting, restricted shares have full voting rights and any dividends declared will be paid to the restricted stock recipient free of restrictions. Restricted shares granted to officers vest ratably over a period of three years. Restricted shares granted to directors prior to June 1, 2010 vest ratably over a period of four years and grants after May 31, 2010 vest after one year. The number of restricted shares issued to directors is based on the market value of our shares on the date of grant.

Stock options provide the holder the right to receive our common shares at an established price. No additional stock options can be granted under the terms of our plan. All outstanding stock options are fully vested and have a term of ten years.

The following table provides the number of shares to be issued under our share-based plans, based on outstanding awards as of April 30, 2011:

	SARS	Stock Options
Common stock previously issued	205,000	1,186,000
Restricted stock previously issued	151,000	—
Shares issuable upon exercise of SARs, based on $45.80 share price at April 30, 2011	231,000	—
Shares issuable upon exercise of stock options	—	166,000

Estimated shares to be issued	587,000	1,352,000

Maximum shares of common stock to be issued per plan document	750,000	1,400,000

A summary of the status of our plans at April 30, 2011, together with changes during the three months then ended, is presented in the following tables (in thousands, except per share amounts):

	Stock Options		Stock Appreciation Rights
	Outstanding Awards	Weighted Average Exercise Price Per Share	Outstanding Awards	Weighted Average Exercise Price Per Share
Balance at January 31, 2011	218	$13.96	791	$34.24
Granted	—		95	48.66
Exercised	(52)	10.45	(3)	34.83

Balance at April 30, 2011	166	$15.08	883	$35.78

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock at January 31, 2011	56	$31.85
Granted	31	48.66

Unvested restricted stock at April 30, 2011	87	$37.86

We calculate share-based compensation cost for stock options and SARS using the Black-Scholes option pricing model. The range of assumptions used to compute share-based compensation are as follows:

	Granted in Fiscal 2012	Granted Prior to Fiscal 2012
Risk-free interest rate	2.6%	2.3% - 5.1%
Expected volatility	56.3%	40.0% - 53.0%
Expected dividend yield	1.6%	0.6% - 2.8%
Expected life (in years)	7	5 - 7
Weighted average fair value at date of grant	$23.70	$4.16 - $33.31

We calculate share-based compensation cost for restricted stock by multiplying the fair market value of our common shares on the grant date by the number of restricted shares expected to vest. Share-based compensation is expensed ratably over the applicable vesting period. Additional information regarding the assumptions used to calculate fair value under our share-based compensation plans is presented in Note 2 to our consolidated financial statements included in our Form 10-K for the year ended January 31, 2011.

As of April 30, 2011, there was $5.3 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the plans. The following table shows the share-based compensation costs to be recognized in future periods for awards granted to date as of April 30, 2011 (in thousands):

Fiscal Year	Amount
2012*	$1,575
2013	1,689
2014	1,300
2015	641
2016	84

$5,289

*	Represents last nine months of fiscal 2012

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

Our specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision affecting our Fairview, Oregon manufacturing facility. The records of decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted since 1996 and current estimates provide for some level of activity to continue through 2019. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. The recorded liability for ongoing remediation activities at our Fairview facility was $2.6 million at April 30, 2011 and $2.7 million at January 31, 2011.

Springfield, Ohio

In March 2010 we signed a Facility Lead Corrective Action Agreement (“Action Agreement”) with the Ohio Environmental Protection Agency, which outlines a more comprehensive remediation plan at our Springfield, Ohio facility. We had previously been performing our remediation activities under a consent order signed in 1994, which had required the installation of remediation systems for the cleanup of groundwater contamination. The Action Agreement specifies an action plan that would allow us to be more proactive in our environmental cleanup efforts. The current estimate is that the remediation activities will continue through 2019. The recorded liability for ongoing remediation activities in Springfield was $1.6 million at April 30, 2011 and $1.7 million at January 31, 2011.

Legal Proceedings

We are subject to legal proceedings, claims and litigation, in addition to the environmental matters previously discussed, arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect the ultimate costs to be material to our consolidated financial position, results of operations, or cash flows.

Note 8—Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended April 30
	2011	2010
Basic earnings per share:
Net income	$16,424	$5,666

Weighted average shares of common stock outstanding	10,924	10,831

	$1.50	$0.52
Diluted earnings per share:
Net income	$16,424	$5,666

Weighted average shares of common stock outstanding	10,924	10,831
Dilutive effect of stock awards	346	218

Diluted weighted average shares of common stock outstanding	11,270	11,049

	$1.46	$0.51

Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and SARs and the amount of unvested restricted stock. All unvested restricted stock was included in our calculation of incremental shares because they are dilutive. The number of unexercised SARs that were not included in the calculation as the impact would be antidilutive are as follows:

	Three Months Ended April 30
	2011	2010
Excluded Awards:
Unexercised SARS Awards	148,000	594,000

Note 9—Supplemental Cash Flow Information

The following table presents information that supplements the consolidated statements of cash flow (in thousands):

	Three Months Ended
	2011	2010
Cash paid during the period for:
Interest	$318	$590
Income taxes	$4,214	$2,635
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared	$2,208	$219

Note 10—Benefit Plans

The following table represents the net periodic cost related to our defined benefit plans in England and France and our postretirement health benefit plan in the United States (in thousands):

	Defined Benefit Three Months Ended April 30		Postretirement Benefit Three Months Ended April 30
	2011	2010	2011	2010
Net periodic benefit cost:
Service cost	$4	$5	$22	$31
Interest cost	116	114	95	110
Expected return on plan assets	(119)	(106)	—	—
Recognized prior service cost	—	—	(19)	(19)
Recognized net actuarial loss	29	29	—	—

	$30	$42	$98	$122

Note 11—Recent Accounting Pronouncements

Goodwill Impairment

In December 2010, a pronouncement was issued that modified the process used to test goodwill for impairment. The pronouncement impacted reporting units with zero or negative carrying amounts and required an additional test to be performed to determine whether goodwill has been impaired and to calculate the amount of that impairment. This amendment is effective for fiscal years beginning after December 15, 2010. The Company adopted this pronouncement as of February 1, 2011. As the Company has not performed its annual goodwill impairment analysis and there have been no indicators of impairment during the first quarter of fiscal 2012, the Company is currently evaluating the potential impact, if any, the adoption of this pronouncement will have on its consolidated financial condition, results of operations or cash flows.

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

	2011	2010
Balance at January 31	$1,339	$1,348
Accruals for warranties issued during the period	383	460
Accruals for pre-existing warranties	103	150
Settlements during the period	(501)	(698)
Foreign currency changes	48	(5)

Balance at April 30	$1,372	$1,255

Note 13—Accumulated Other Comprehensive Income

During the three months ended April 30, 2011, accumulated other comprehensive income increased due to fluctuations in foreign currencies, primarily the Canadian Dollar, Australian Dollar, Chinese Yuan, and British Pound. The following table presents the changes in and the components of accumulated other comprehensive income (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
Balance at January 31, 2011	$36,455	$(833)	$35,622
Currency translation adjustment	9,537	(48)	9,489

Balance at April 30, 2011	$45,992	$(881)	$45,111

Note 14—Income Taxes

The effective tax rate was 32% in the first quarter of fiscal 2012. The effective tax rate is lower than the US tax rate of 35% due to lower tax rates in foreign jurisdictions where we earn income.

As of April 30, 2011 our liability for uncertain tax positions was $2.4 million, excluding interest and penalties. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of April 30, 2011 we had approximately $800,000 of accrued interest and penalties related to uncertain tax positions.

We are subject to taxation primarily in the U.S., Canada and China, as well as various state and other foreign jurisdictions. As of April 30, 2011, we remain subject to examination in various state and foreign jurisdictions for the 2003 – 2011 fiscal tax years.

Note 15 – Australia Flood

Our operations in Brisbane, Australia, were significantly disrupted in January 2011 due to damage from flooding caused by heavy rainfalls in the Queensland, Australia region. During fiscal 2012, we expect to recover from insurance proceeds a substantial portion of losses related to the flood. During the first quarter of fiscal 2012, we made progress in restoring our facility to pre-flood conditions and were able to meet customers’ needs with on-hand inventory and product sourced from other locations during the first quarter of fiscal 2012.

The following table shows flood-related costs and insurance proceeds recorded during the first quarter of fiscal 2012 and in total for the Australia flood (in thousands):

	Three Months Ended April 30, 2011	Year Ended January 31, 2011	Australia Flood Total
Cost of Goods Sold Related
Inventory write down (recovery)	$—	$2,167	$2,167
Flood-related costs	334	—	334
Insurance proceeds	(1,063)	—	(1,063)

Net expense (recovery)	(729)	2,167	1,438

Selling, General & Administrative Related
Fixed asset write down	—	2,451	2,451
Flood-related costs	1,645	527	2,172
Insurance proceeds	(2,397)	—	(2,397)

Net expense (recovery)	(752)	2,978	2,226

Total Flood Related
Inventory write down (recovery)	—	2,167	2,167
Fixed asset write down	—	2,451	2,451
Flood-related costs	1,979	527	2,506
Insurance proceeds	(3,460)	—	(3,460)

Net expense (recovery)	$(1,481)	$5,145	$3,664

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our businesses globally manufacture and distribute material handling load engagement products primarily for the lift truck industry and to a lesser extent the construction industry. We operate in four geographic segments: Americas (previously listed as North America), Europe, Asia Pacific and China. The Americas region includes activity in North, Central and South America.

All references to fiscal periods are defined as the period ended April 30, 2010 (“fiscal 2011”) and the period ended April 30, 2011 (“fiscal 2012”).

RECENT TRENDS AND DEVELOPMENTS AFFECTING OUR RESULTS

Global Economic & Lift Truck Market Conditions

Our industry continues to recover from the global economic crisis and ensuing recession. We began to see an increase in our sales levels toward the end of fiscal 2010 that continued into the first quarter of fiscal 2011 and accelerated in the first quarter of fiscal 2012. Global lift truck shipments for the first quarter of fiscal 2012 were 38% higher than fiscal 2011.

The following table shows the quarter-over-quarter percent increase in global lift truck shipments:

Lift Truck Shipments Q1 Fiscal 2012 vs 2011
Americas	39%
Europe	52%
Asia Pacific	12%
China	42%
Global	38%

At the present time we anticipate the strong lift truck market to continue through the remainder of fiscal 2012. We expect our quarterly sales for the remainder of fiscal 2012 to approximate sales levels we experienced in the first quarter, but adjusted for fewer working days as a result of holiday shutdowns during the summer months and December.

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

European Operating Results

The primary focus of management has been getting our European business to a sustainable level of operating income. The steps taken have included restructuring costs of $34 million, closure of three manufacturing facilities and a reduction of our European workforce by 50%. In addition we have consolidated certain production operations, shifted sourcing of certain products from Europe to China and raised prices on certain products. Although this work is still continuing, our first quarter results included $1.3 million of operating income on sales of $28 million. The last time our European operation posted positive operating income was the third quarter of fiscal 2009 when sales were $42 million. While this is only one quarter’s results, we expect the current structure will put us in the position of achieving sustained profitability in Europe through the remainder of the year.

Use of Cash

In recent years we have used excess cash to reduce our outstanding debt balance. At April 30, 2011, our cash balance was $27 million and our outstanding debt balance was $50 million. Given our current and projected liquidity position we are evaluating various growth opportunities, which might be within the lift truck and construction equipment industries or outside our current lines of business. Additionally, the Board increased our dividend to $0.20 per share during March 2011 and will continue to review our dividend policy in light of our cash flows and operating results.

Australia Flood

Our operations in Brisbane, Australia, were significantly disrupted in January 2011 due to damage from flooding caused by heavy rainfalls in the Queensland, Australia region. During the first quarter of fiscal 2012, we have made progress in restoring our operations to pre-flood conditions and have been able to meet customers’ needs with on-hand inventory and product sourced from other locations.

The flood damage required a fourth quarter fiscal 2011 charge of $5.1 million and an additional $2.0 million in expenses during the first quarter of fiscal 2012. We received $3.5 million of insurance proceeds during the first quarter of fiscal 2012, as a partial recovery of our losses, and we anticipate recovering additional insurance proceeds of up to $5 million during the remainder of fiscal 2012.

COMPARISON OF FIRST QUARTER OF FISCAL 2012 AND FISCAL 2011

Executive Summary

	Three Months Ended April 30
	2011	2010	Change	Change %
	(In thousands except per share amounts)
Net sales	$136,177	$94,392	$41,785	44%
Gross profit %	33%	29%
Operating income	$24,507	$9,490	$15,017	158%
Income before taxes	$24,060	$8,652	$15,408	178%
Provision for income taxes	$7,636	$2,986	$4,650	156%
Effective tax rate	32%	35%
Net income	$16,424	$5,666	$10,758	190%
Diluted earnings per share	$1.46	$0.51	$0.95	186%

The following is an overview for the three months ended April 30, 2011 and 2010. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Consolidated net sales increased 40% due to higher sales volumes as a result of improving economic conditions and a very strong global lift truck market.

•

Our consolidated gross profit percentage increased from 29% to 33% during fiscal 2012 primarily as a result of improved cost absorption due to increased sales volumes, the benefit of cost cutting measures implemented in the past and net insurance proceeds related to the flood in Australia. Our consolidated gross profit percentage was 29% during the fourth quarter of fiscal 2011.

•

During the first quarter of fiscal 2012, we received $3.5 million of insurance proceeds related to the Australia flood, which was offset by $2.0 million of flood-related costs incurred during the quarter. The after-tax impact of the flood recovery was $1.0 million ($0.09 per diluted share).

Americas

	Three Months Ended April 30
	2011	2010	Change	Change %
Net sales	$71,704	$45,293	$26,411	58%
Transfers between areas	8,077	6,402	1,675	26%

Net sales and transfers	79,781	51,695	28,086	54%
Cost of goods sold	54,875	36,128	18,747	52%

Gross profit	24,906	15,567	9,339	60%
Gross profit %	31%	30%
Selling and administrative	11,956	10,310	1,646	16%

Operating income	$12,950	$5,257	$7,693	146%

Operating income %	16%	10%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$25,953	57%
Foreign currency change	458	1%

Total	$26,411	58%

The following summarizes financial results for the Americas for the first quarter of fiscal 2012. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 57% primarily due to higher sales volumes as a result of improving economic conditions and a strong lift truck market.

•	Transfers to other Cascade locations increased due to fulfillment of orders in Australia.

•

Our gross profit percentage increased due to improved cost absorption as a result of higher sales volumes during the current year. Our gross profit percentage was 30% during the fourth quarter of fiscal 2011.

•	Selling and administrative costs increased 15% due primarily to additional personnel costs in the current year, resulting from improved financial performance.

Europe

	Three Months Ended April 30
	2011	2010	Change	Change %
Net sales	$27,439	$22,370	$5,069	23%
Transfers between areas	454	102	352	345%

Net sales and transfers	27,893	22,472	5,421	24%
Cost of goods sold	22,042	20,469	1,573	8%

Gross profit	5,851	2,003	3,848	192%
Gross profit %	21%	9%
Selling and administrative	4,551	4,539	12	—

Operating income (loss)	$1,300	$(2,536)	$3,836	—

Operating income (loss) %	5%	-11%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$3,963	18%
Foreign currency change	1,106	5%

Total	$5,069	23%

The following summarizes financial results for Europe for the first quarter of fiscal 2012. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 18% primarily due to higher sales volumes as a result of a stronger lift truck market and price increases.

•

The improvement in our gross profit percentage is due to our restructuring efforts to reduce our overall cost structure, increased cost absorption as a result of higher sales volumes, a shift in sourcing more products from China and sales price increases for certain products. Our gross profit percentage was 17% during the fourth quarter of fiscal 2011.

Asia Pacific

	Three Months Ended April 30
	2011	2010	Change	Change %
Net sales	$18,092	$13,810	$4,282	31%
Transfers between areas	80	49	31	63%

Net sales and transfers	18,172	13,859	4,313	31%
Cost of goods sold	12,371	10,092	2,279	23%

Gross profit	5,801	3,767	2,034	54%
Gross profit %	32%	27%
Selling and administrative	2,620	2,328	292	13%
Australia flood insurance proceeds, net of costs	(752)	—	(752)	—

Operating income	$3,933	$1,439	$2,494	173%

Operating income %	22%	10%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$2,595	19%
Foreign currency change	1,687	12%

Total	$4,282	31%

The following summarizes financial results for Asia Pacific for the first quarter of fiscal 2011. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 19% primarily due to higher sales volumes as a result of an improvement in economic conditions and an improving lift truck market.

•	Our gross profit percentage increased compared to the prior year primarily due to insurance proceeds related to the Australia flood.

•

In total, during the first quarter of fiscal 2012, we received insurance proceeds in the amount of $3.5 million and incurred an additional $2.0 million in costs related to the Australia flood. We recorded net proceeds of $729,000 as a component of cost of goods sold and $752,000 as a separate component of operating income.

China

	Three Months Ended April 30
	2011	2010	Change	Change %
Net sales	$18,942	$12,919	$6,023	47%
Transfers between areas	7,288	4,835	2,453	51%

Net sales and transfers	26,230	17,754	8,476	48%
Cost of goods sold	18,415	11,377	7,038	62%

Gross profit	7,815	6,377	1,438	23%
Gross profit %	30%	36%
Selling and administrative	1,491	1,047	444	42%

Operating income	$6,324	$5,330	$994	19%

Operating income %	24%	30%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$5,266	41%
Foreign currency change	757	6%

Total	$6,023	47%

The following summarizes financial results for China for the first quarter of fiscal 2012. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 41% primarily due to higher sales volumes as a result of the growth of the Chinese economy and a strong lift truck market.

•	Transfers to other Cascade locations increased due to higher customer demand in Europe and Asia Pacific and to fulfill orders in Australia as a result of the flood.

•	Our gross profit percentage decreased due to changes in product mix and higher intercompany transfers, which carry lower gross margins, material cost increases and sales price competition.

•	Selling and administrative costs increased 37% primarily due to higher personnel, marketing and research and development costs.

Non-Operating Items

The following are financial highlights for non-operating items during the first quarter of fiscal 2012:

•

The effective tax rate for the first quarter of fiscal 2012 was 32% compared to 35% for the first quarter of fiscal 2011. The decrease in the effective tax rate is primarily a result of current year income in Europe, which was offset by historical losses.

CASH FLOWS

Statements of Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended April 30, 2011 and April 30, 2010 by classifying transactions into three major categories of activities: operating, investing and financing.

The following table presents a summary of our cash flows:

	Three Months Ended April 30
	2011	2010
	(In thousands)
Operating activities	$(1,640)	$232
Investing activities	(2,251)	(735)
Financing activities	8,328	75
Effect of exchange rate changes	(2,613)	1,548

Net change in cash	$1,824	$1,120

Operating Activities

Our primary source of liquidity is cash generated from operating activities, which is measured as net income or loss adjusted for changes in working capital and non-cash operating items such as depreciation, amortization and share-based compensation.

Net cash provided by operating activities, for the three months ended, changed from $0.2 million in fiscal 2011 to cash used by operating activities of $1.6 million in fiscal 2012 due to the following:

•	The increase in net income in fiscal 2012 was primarily the result of higher sales in the current year as a result of improved economic conditions.

•

Inventories increased $4.1 million during the current year compared to a decrease of $1.9 million in fiscal 2011. During fiscal 2012, we’ve increased inventory levels due to increased customer demand, while the prior year we focused on maintaining lower levels of finished goods.

•	During fiscal 2012, accounts receivable increased $19.6 million compared to an increase of $9.5 million in fiscal 2011. The increase in the current year is primarily a result of higher sales.

Investing Activities

Our primary investing activity is capital expenditures, which are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Capital expenditures by geographic segment were as follows (in thousands):

	Three Months Ended April 30
	2011	2010
Americas	$874	$394
Europe	325	203
Asia Pacific	514	56
China	589	102

	$2,302	$755

The following are investing activity highlights:

•	Capital expenditures during fiscal 2011 were below historical levels as we limited spending to only critical projects.

•

We expect capital expenditures for the remainder of fiscal 2012 to be approximately $17 million. This includes $13 milion for regular expenditures, which is more consistent with historical levels of capital spending, and $4 million to replace equipment damaged in the flood in Australia.

Financing Activities

The following are major financing activities:

•

Net proceeds from our long-term debt and notes payable were $7.7 million during the first three months of fiscal 2012 compared to net borrowings of $61,000 during the first three months of fiscal 2011. We continue to pay down our debt with available cash. However, during the current year, we have been unable to pay down debt at the same rate as the prior year due to working capital requirements arising out of increased sales levels.

•	We declared dividends totaling $2.2 million ($0.20 per share) during the first three months of fiscal 2012 and $0.2 million ($0.02 per share) during the first three months of fiscal 2011.

FINANCIAL CONDITION AND LIQUIDITY

The following are highlights regarding our financial condition and liquidity for the first three months of fiscal 2012:

•

Our working capital, defined as current assets less current liabilities, increased from $135.1 million at January 31, 2011 to $159.2 million at April 30, 2011. Our current ratio, defined as current assets divided by current liabilities, decreased from 3.8 to 1 at January 31, 2011 to 3.7 to 1 at April 30, 2011.

•

Total outstanding debt, including notes payable to banks, increased from $42.3 million at January 31, 2011 to $50.1 million at April 30, 2011 due to increased working capital requirements needed with higher sales levels.

We were in compliance with our debt covenants at April 30, 2011. We believe our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditures and debt payment requirements for at least the next twelve months.

As of April 30, 2011, outstanding borrowings under our loan agreement totaled $43.4 million and an additional $1.7 million was used to issue letters of credit. The additional amount that may be borrowed under our loan agreement at April 30, 2011 was $69.9 million. No principal payments are required until May 2012. The interest rate on outstanding borrowings under our loan agreement, which was based on London Interbank Offered Rate (“LIBOR”) plus a margin of 1.25% at April 30, 2011 was 1.7%.

OTHER MATTERS

The following table represents the three-month percentage change from January 31, 2011 to April 30, 2011 in the end of month foreign currency rates compared to the U.S. dollar used by our significant operations. As a result of these changes, foreign currency translation adjustments increased shareholders’ equity by $9.5 million during the quarter ended April 30, 2011.

Currency	Change %
Australian Dollar	10%
Euro	8%
Canadian Dollar	6%
Korean Won	5%
British Pound	4%
Chinese Yuan	2%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. We evaluate our estimates and judgments on an on-going basis, including those related to inventory reserves, impairment of long-lived assets, impairment of goodwill, environmental liabilities, benefit plans, share-based compensation and income taxes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth in our Annual Report on Form 10-K for the year ended January 31, 2011.

OFF BALANCE SHEET ARRANGEMENTS

At April 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, a pronouncement was issued that modified the process used to test goodwill for impairment. The pronouncement impacted reporting units with zero or negative carrying amounts and required an additional test to be performed to determine whether goodwill has been impaired and to calculate the amount of that impairment. This amendment is effective for fiscal years beginning after December 15, 2010. The Company adopted this pronouncement as of January 30, 2011. As the Company has not performed its annual goodwill impairment analysis and there have been no indicators of impairment during the first quarter of fiscal 2012, the Company is currently evaluating the potential impact, if any, the adoption of this pronouncement will have on its consolidated financial condition, results of operations or cash flows.

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

The table below illustrates the hypothetical increase in net sales for the first quarter of fiscal 2012 resulting from a 10% weaker U.S. dollar against foreign currencies which impact our operations (in millions):

Euro	$2.3
Chinese Yuan	1.9
Canadian Dollar	0.7
Australian Dollar	0.7
Japanese Yen	0.6
British Pound	0.5
Other currencies (representing 4% of consolidated net sales)	0.6

$7.3

A 10% weaker U.S. dollar during the quarter, measured against foreign currencies that affect our operations, would have increased our operating income by $1.7 million.

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

Presuming that the full impact of steel price increases is reflected in all steel and steel based component purchases, we estimate our gross profit percentage would decrease by approximately 0.3% for each 1.0% increase in steel prices. Based on our statement of operations for the three months ended April 30, 2011, a 1.0% increase in steel prices would have decreased consolidated gross profit by approximately $0.5 million.

The majority of our debt as of April 30, 2011 had a variable interest rate, which was 1.7% at April 30, 2011 and was based on LIBOR plus a margin of 1.25%. Based on the April 30, 2011 outstanding balance of our variable rate debt of $43.4 million, a 1% increase in our interest rate would result in a $0.4 million increase in annual interest expense.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the three months ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There are no material changes from risk factors previously disclosed in our Form 10-K for the year ended January 31, 2011.

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

June 6, 2011

/s/ JOSEPH G. POINTER
Joseph G. Pointer
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.