Form 10-Q
period 2011-07-31
CASCADE CORP
filed 2011-09-07
CIK 18061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2011

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

The number of shares outstanding of the registrant’s common stock as of August 16, 2011 was 11,077,533.

CASCADE CORPORATION

FORM 10-Q

Quarter Ended July 31, 2011

Forward-Looking Statements

This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 2), contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements that do not constitute statements of historical fact are deemed forward-looking statements, including any projections of market conditions, revenue, gross profit, expenses, earnings or losses from operations or other financial items; any discussion of expectations regarding future profitability of operations in particular regions or product lines; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties, and assumptions that could cause material differences from expectations include, but are not limited to:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited—in thousands, except per share amounts)

	Three Months Ended July 31		Six Months Ended July 31
	2011	2010	2011	2010
Net sales	$135,642	$97,741	$271,819	$192,133
Cost of goods sold	92,331	68,221	184,135	134,899

Gross profit	43,311	29,520	87,684	57,234
Selling and administrative expenses	22,334	19,107	42,200	37,331

Operating income	20,977	10,413	45,484	19,903
Interest expense, net	206	536	457	1,069
Foreign currency loss, net	463	215	659	520

Income before provision for income taxes	20,308	9,662	44,368	18,314
Provision for income taxes	6,457	6,430	14,093	9,416

Net income	$13,851	$3,232	$30,275	$8,898

Basic earnings per share	$1.26	$0.30	$2.76	$0.82

Diluted earnings per share	$1.23	$0.29	$2.68	$0.80

Basic weighted average shares outstanding	10,994	10,889	10,960	10,860
Diluted weighted average shares outstanding	11,302	11,089	11,288	11,059
Cash dividends per share	$0.20	$0.05	$0.40	$0.07

The accompanying notes are an integral part of the consolidation financial statements.

CASCADE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited—in thousands, except per share amounts)

	July 31 2011	January 31 2011
ASSETS
Current assets:
Cash and cash equivalents	$32,143	$25,037
Accounts receivable, less allowance for doubtful accounts of $1,486 and $1,196	86,482	66,497
Inventories	82,100	67,041
Deferred income taxes	4,185	5,001
Assets available for sale	8,334	8,610
Prepaid expenses and other	18,368	11,170

Total current assets	231,612	183,356
Property, plant and equipment, net	69,567	66,978
Goodwill	92,778	88,708
Deferred income taxes	17,461	16,606
Other assets	3,655	3,531

Total assets	$415,073	$359,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$586	$548
Accounts payable	31,855	23,905
Accrued payroll and payroll taxes	9,314	9,299
Accrued incentive pay	1,897	2,868
Other accrued expenses	13,639	11,612

Total current liabilities	57,291	48,232
Long-term debt, net of current portion	48,224	41,789
Accrued environmental expenses	2,838	3,198
Deferred income taxes	4,665	4,452
Employee benefit obligations	8,101	7,864
Other liabilities	6,971	5,088

Total liabilities	128,090	110,623

Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $.50 par value, 40,000 authorized shares; 11,078 and 10,972 shares issued and outstanding	5,539	5,486
Additional paid-in capital	12,055	9,254
Retained earnings	224,048	198,194
Accumulated other comprehensive income	45,341	35,622

Total shareholders’ equity	286,983	248,556

Total liabilities and shareholders’ equity	$415,073	$359,179

The accompanying notes are an integral part of the consolidation financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited—in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Year-To-Date Comprehensive Income
	Shares	Amount
Balance at January 31, 2011	10,972	$5,486	$9,254	$198,194	$35,622	$248,556
Net income	—	—	—	30,275	—	30,275	$30,275
Dividends ($ 0.40 per share)	—	—	—	(4,421)	—	(4,421)	—
Common stock issued	106	53	756	—	—	809	—
Share-based compensation	—	—	1,345	—	—	1,345	—
Tax effect on stock-based compensation	—	—	700	—	—	700	—
Currency translation adjustment	—	—	—	—	9,719	9,719	9,719

Balance at July 31, 2011	11,078	$5,539	$12,055	$224,048	$45,341	$286,983	$39,994

The accompanying notes are an integral part of the consolidation financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited—in thousands)

	Three Months Ended July 31		Six Months Ended July 31
	2011	2010	2011	2010
Cash flows from operating activities:
Net income	$13,851	$3,232	$30,275	$8,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,493	2,476	4,886	5,057
Share-based compensation	746	945	1,345	1,639
Deferred income taxes	349	626	190	918
Loss (gain) on disposition of assets, net	(119)	15	(136)	6
Changes in operating assets and liabilities:
Accounts receivable	2,403	(4,125)	(17,239)	(13,600)
Inventories	(8,194)	(2,196)	(12,281)	(277)
Prepaid expenses and other	(2,872)	(1,663)	(4,571)	(3,731)
Accounts payable and accrued expenses	5,305	2,645	7,773	2,337
Income taxes payable and receivable	(3,135)	1,595	(2,373)	2,494
Other assets and liabilities	50	(411)	1,368	(370)

Net cash provided by operating activities	10,877	3,139	9,237	3,371

Cash flows from investing activities:
Capital expenditures	(3,406)	(1,150)	(5,708)	(1,905)
Proceeds from disposition of assets	1,001	97	1,052	117

Net cash used in investing activities	(2,405)	(1,053)	(4,656)	(1,788)

Cash flows from financing activities:
Cash dividends paid	(4,421)	(766)	(4,421)	(766)
Tax effect on share-based compensation	700	—	700	—
Payments on long-term debt	(27,040)	(22,876)	(40,277)	(32,999)
Proceeds from long-term debt	28,500	21,000	46,500	31,500
Notes payable to banks, net	(2,966)	(590)	—	(906)
Common stock issued under share-based compensation plans	210	—	809	14

Net cash provided by (used in) financing activities	(5,017)	(3,232)	3,311	(3,157)

Effect of exchange rate changes	1,827	2,188	(786)	3,736

Change in cash and cash equivalents	5,282	1,042	7,106	2,162
Cash and cash equivalents at beginning of period	26,861	21,321	25,037	20,201

Cash and cash equivalents at end of period	$32,143	$22,363	$32,143	$22,363

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

Note 2—Interim Financial Information

The accompanying consolidated financial statements for the interim periods ended July 31, 2011 and 2010 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

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

Segment Information

(In thousands)

	Three Months Ended July 31
2011	Americas	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$67,025	$29,344	$21,167	$18,106	$—	$135,642
Transfers between areas	7,952	187	8	8,771	(16,918)	—

Net sales and transfers	$74,977	$29,531	$21,175	$26,877	$(16,918)	$135,642

Gross profit	$21,783	$6,671	$7,272	$7,585		$43,311
Selling and administrative	12,686	4,864	3,293	1,491		22,334

Operating income	$9,097	$1,807	$3,979	$6,094		$20,977

Total assets	$195,389	$91,565	$55,670	$72,449		$415,073
Property, plant and equipment, net	$28,812	$10,699	$10,778	$19,278		$69,567
Capital expenditures	$1,221	$447	$636	$1,102		$3,406
Depreciation expense	$1,227	$475	$168	$589		$2,459

	Three Months Ended July 31
2010	Americas	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$48,177	$21,887	$14,243	$13,434	$—	$97,741
Transfers between areas	6,227	96	61	6,598	(12,982)	—

Net sales and transfers	$54,404	$21,983	$14,304	$20,032	$(12,982)	$97,741

Gross profit	$16,119	$2,953	$3,746	$6,702		$29,520
Selling and administrative	11,324	4,267	2,337	1,179		19,107

Operating income (loss)	$4,795	$(1,314)	$1,409	$5,523		$10,413

Total assets	$177,379	$79,170	$42,962	$55,347		$354,858
Property, plant and equipment, net	$29,463	$12,648	$10,134	$17,962		$70,207
Capital expenditures	$623	$19	$209	$299		$1,150
Depreciation expense	$1,269	$494	$152	$525		$2,440

	Six Months Ended July 31
2011	Americas	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$138,729	$56,783	$39,259	$37,048	$—	$271,819
Transfers between areas	16,029	641	88	16,059	(32,817)	—

Net sales and transfers	$154,758	$57,424	$39,347	$53,107	$(32,817)	$271,819

Gross profit	$46,689	$12,522	$13,073	$15,400		$87,684
Selling and administrative	24,642	9,415	5,161	2,982		42,200

Operating income	$22,047	$3,107	$7,912	$12,418		$45,484

Capital expenditures	$2,095	$772	$1,150	$1,691		$5,708
Depreciation expense	$2,416	$929	$300	$1,170		$4,815

	Six Months Ended July 31
2010	Americas	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$93,470	$44,257	$28,053	$26,353	$—	$192,133
Transfers between areas	12,629	198	110	11,433	(24,370)	—

Net sales and transfers	$106,099	$44,455	$28,163	$37,786	$(24,370)	$192,133

Gross profit	$31,686	$4,956	$7,513	$13,079		$57,234
Selling and administrative	21,634	8,806	4,665	2,226		37,331

Operating income (loss)	$10,052	$(3,850)	$2,848	$10,853		$19,903

Capital expenditures	$1,017	$222	$265	$401		$1,905
Depreciation expense	$2,586	$1,038	$309	$1,040		$4,973

Note 4—Inventories

During the six months ended July 31, 2011, inventories increased primarily due to additional product needed to meet increased customer demand. Inventories stated at the lower of average cost or market are presented below by major class (in thousands):

	July 31 2011	January 31 2011
Finished goods	$30,828	$24,933
Raw materials and components	51,272	42,108

	$82,100	$67,041

Note 5—Goodwill

During the six months ended July 31, 2011, goodwill increased due to the strengthening of the Canadian Dollar against the U.S. Dollar. We have no goodwill recorded in China. The following table provides a breakdown of goodwill by geographic region (in thousands):

	July 31 2011	January 31 2011
Americas	$78,560	$74,988
Europe	11,299	10,776
Asia Pacific	2,919	2,944

	$92,778	$88,708

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

The following table provides the number of shares to be issued under our share-based plans, based on outstanding awards as of July 31, 2011 (in thousands):

	Stock Options	SARS
Common stock previously issued	1,198	206
Restricted stock previously issued	—	158
Shares issuable upon exercise of SARs, based on $49.99 share price at July 31, 2011	—	274
Shares issuable upon exercise of stock options	154	—

Estimated shares to be issued	1,352	638

Maximum shares of common stock to be issued per plan document	1,400	750

A summary of the status of our plans at July 31, 2011, together with changes during the six months then ended, is presented in the following tables (in thousands, except per share amounts):

	Stock Options		SARS
	Outstanding Awards	Weighted Average Exercise Price Per Share	Outstanding Awards	Weighted Average Exercise Price Per Share
Balance at January 31, 2011	218	$13.96	791	$34.24
Granted	—	—	96	48.65
Exercised	(64)	11.81	(8)	35.88
Forfeited	—	—	(3)	33.30

Balance at July 31, 2011	154	$14.86	876	$35.80

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock at January 31, 2011	56	$31.85
Granted	39	48.42
Vested	(33)	33.90

Unvested restricted stock at July 31, 2011	62	$41.14

We calculate share-based compensation cost for stock options and SARS using the Black-Scholes option pricing model. The range of assumptions used to compute share-based compensation are as follows:

	Granted in Fiscal 2012	Granted Prior to Fiscal 2012
Risk-free interest rate	2.1 - 2.6%	2.3 - 5.1%
Expected volatility	56.0%	40.0 - 53.0%
Expected dividend yield	1.6%	0.6 - 2.8%
Expected life (in years)	6 - 7	5 - 7
Weighted average fair value at date of grant	$22.80 - $23.70	$4.16 - $33.31

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

As of July 31, 2011, there was $5 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the plans. The following table shows the share-based compensation costs to be recognized in future periods for awards granted to date as of July 31, 2011 (in thousands):

Fiscal Year	Amount
2012*	$1,140
2013	1,791
2014	1,292
2015	646
2016	86

$4,955

*	Represents last six months of fiscal 2012.

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

Our specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision affecting our Fairview, Oregon manufacturing facility. The records of decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted since 1996 and current estimates provide for some level of activity to continue through 2019. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. The recorded liability for ongoing remediation activities at our Fairview facility was $2.5 million at July 31, 2011 and $2.7 million at January 31, 2011.

Springfield, Ohio

In March 2010 we signed a Facility Lead Corrective Action Agreement (“Action Agreement”) with the Ohio Environmental Protection Agency, which outlines a more comprehensive remediation plan at our Springfield, Ohio facility. We had previously been performing our remediation activities under a consent order signed in 1994, which had required the installation of remediation systems for the cleanup of groundwater contamination. The Action Agreement specifies an action plan that would allow us to be more proactive in our environmental cleanup efforts. The current estimate is that the remediation activities will continue through 2019. The recorded liability for ongoing remediation activities in Springfield was $1.5 million at July 31, 2011 and $1.7 million at January 31, 2011.

Legal Proceedings

We are subject to legal proceedings, claims and litigation, in addition to the environmental matters previously discussed, arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect the ultimate costs to be material to our consolidated financial position, results of operations, or cash flows.

Note 8—Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended July 31		Six Months Ended July 31
	2011	2010	2011	2010
Basic earnings per share:
Net income	$13,851	$3,232	$30,275	$8,898

Weighted average shares of common stock outstanding	10,994	10,889	10,960	10,860

	$1.26	$0.30	$2.76	$0.82
Diluted earnings per share:
Net income	$13,851	$3,232	$30,275	$8,898

Weighted average shares of common stock outstanding	10,994	10,889	10,960	10,860
Dilutive effect of stock awards	308	200	328	199

Diluted weighted average shares of common stock outstanding	11,302	11,089	11,288	11,059

	$1.23	$0.29	$2.68	$0.80

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

	Three Months Ended July 31		Six Months Ended July 31
	2011	2010	2011	2010
Excluded Awards:
Unexercised SARS Awards	149,000	572,000	149,000	572,000

Note 9—Supplemental Cash Flow Information

The following table presents information that supplements the consolidated statements of cash flows (in thousands):

	Six Months Ended July 31
	2011	2010
Cash paid during the period for:
Interest	$626	$1,139
Income taxes	$14,151	$5,838

Note 10—Benefit Plans

The following table represents the net periodic cost related to our defined benefit plans in England and France and our postretirement health benefit plan in the United States (in thousands):

	Defined Benefit Three Months Ended July 31		Postretirement Benefit Three Months Ended July 31
	2011	2010	2011	2010
Net periodic benefit cost:
Service cost	$4	$5	$22	$31
Interest cost	117	111	95	110
Expected return on plan assets	(120)	(104)	—	—
Recognized prior service cost	—	—	(19)	(19)
Recognized net actuarial loss	30	29	—	—

	$31	$41	$98	$122

	Defined Benefit Six Months Ended July 31		Postretirement Benefit Six Months Ended July 31
	2011	2010	2011	2010
Net periodic benefit cost:
Service cost	$8	$10	$44	$62
Interest cost	233	225	190	220
Expected return on plan assets	(239)	(210)	—	—
Recognized prior service cost	—	—	(38)	(38)
Recognized net actuarial loss	59	58	—	—

	$61	$83	$196	$244

Note 11—Recent Accounting Pronouncements

Other Comprehensive Income

In June 2011, a pronouncement was issued that eliminates the option of presenting other comprehensive income as part of the statement of changes in stockholders’ equity and provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires presentation of items on the face of the financial statements that are reclassified from other comprehensive income to net income. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how tax effects of each item of other comprehensive income are presented. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011 and should be applied retrospectively. We currently report other comprehensive income in the consolidated statement of changes in shareholders’ equity and will be required to update the presentation of comprehensive income to be in compliance with the new standard. We are currently evaluating the impact of adopting this guidance on the presentation of our consolidated financial statements.

Fair Value Measurements

In May 2011, a pronouncement was issued that amends existing guidance and expands disclosure requirements for fair value measurements, particularly for “Level 3” (as defined in the accounting guidance) inputs. The amendments in this guidance are not intended to result in a change in current accounting. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. We are currently evaluating the impact of adopting this guidance on our disclosures included within notes to consolidated financial statements.

Goodwill Impairment

In December 2010, a pronouncement was issued that modified the process used to test goodwill for impairment. The pronouncement impacted reporting units with zero or negative carrying amounts and required an additional test to be performed to determine whether goodwill has been impaired and to calculate the amount of that impairment. This amendment is effective for fiscal years beginning after December 15, 2010. The Company adopted this pronouncement as of February 1, 2011. As the Company has not performed its annual goodwill impairment analysis and there have been no indicators of impairment during the second quarter of fiscal 2012, the Company is currently evaluating the potential impact, if any, the adoption of this pronouncement will have on its consolidated financial condition, results of operations or cash flows.

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

	2011	2010
Balance at January 31	$1,339	$1,348
Accruals for warranties issued during the period	1,226	981
Accruals for pre-existing warranties	103	100
Settlements during the period	(1,162)	(1,049)
Foreign currency changes	46	(3)

Balance at July 31	$1,552	$1,377

Note 13—Accumulated Other Comprehensive Income

During the six months ended July 31, 2011, accumulated other comprehensive income increased due to fluctuations in foreign currencies, primarily the Canadian Dollar, Australian Dollar, Chinese Yuan, Euro and British Pound. The following table presents the changes in and the components of accumulated other comprehensive income (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
Balance at January 31, 2011	$36,455	$(833)	$35,622
Currency translation adjustment	9,748	(29)	9,719

Balance at July 31, 2011	$46,203	$(862)	$45,341

Note 14—Income Taxes

The effective tax rate was 32% in the second quarter of fiscal 2012. The effective tax rate is lower than the US tax rate of 35% due to lower tax rates in foreign jurisdictions where we earn income.

As of July 31, 2011 our liability for uncertain tax positions was $2.5 million, excluding interest and penalties. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of July 31, 2011 we had approximately $900,000 of accrued interest and penalties related to uncertain tax positions.

As of July 31, 2011 Cascade has provided a full valuation allowance on $34.5 million of deferred tax assets relating to net operating loss carryforwards generated in Europe. The valuation allowance has been provided because management has determined that it is more-likely-than-not that we would not realize these deferred tax assets in the foreseeable future based on historical financial performance in this region. Management quarterly assesses the need for valuation allowance on deferred tax assets based on all available positive and negative evidence.

We are subject to taxation primarily in the jurisdictions where we have operations. As of July 31, 2011, we remain subject to examination in various state and foreign jurisdictions for the 2003 – 2011 fiscal tax years.

Note 15—Australia Flood

Our operations in Brisbane, Australia, were significantly disrupted in January 2011 due to damage from flooding caused by heavy rainfalls in the Queensland, Australia region. During fiscal 2012, we have made significant progress in restoring our operations to pre-flood conditions and have been able to meet customer needs with on-hand inventory and product sourced from other locations.

The following table shows flood-related costs and insurance proceeds recorded during fiscal 2012 (in thousands):

	Three Months Ended April 30, 2011	Three Months Ended July 31, 2011	Six Months Ended July 31, 2011

Cost of Goods Sold Related
Flood-related costs	$334	$305	$639
Insurance proceeds	(1,063)	(1,603)	(2,666)

Net expense (recovery)	(729)	(1,298)	(2,027)

Selling, General & Administrative Related
Fixed asset recovery	—	(100)	(100)
Flood-related costs	1,645	454	2,099
Insurance proceeds	(2,397)	—	(2,397)

Net expense (recovery)	(752)	354	(398)

Total Flood Related
Fixed asset recovery	—	(100)	(100)
Flood-related costs	1,979	759	2,738
Insurance proceeds	(3,460)	(1,603)	(5,063)

Net expense (recovery)	$(1,481)	$(944)	$(2,425)

The following table shows flood-related costs and insurance proceeds recorded in total for the Australia flood (in thousands):

	Six Months Ended July 31, 2011	Year Ended January 31, 2011	Australia Flood Total

Cost of Goods Sold Related
Inventory write down	$—	$2,167	$2,167
Flood-related costs	639	—	639
Insurance proceeds	(2,666)	—	(2,666)

Net expense (recovery)	(2,027)	2,167	140

Selling, General & Administrative Related
Fixed asset write down (recovery)	(100)	2,451	2,351
Flood-related costs	2,099	527	2,626
Insurance proceeds	(2,397)	—	(2,397)

Net expense (recovery)	(398)	2,978	2,580

Total Flood Related
Inventory write down	—	2,167	2,167
Fixed asset write down (recovery)	(100)	2,451	2,351
Flood-related costs	2,738	527	3,265
Insurance proceeds	(5,063)	—	(5,063)

Net expense (recovery)	$(2,425)	$5,145	$2,720

Note 16—Fair Value of Financial Assets and Liabilities

The fair value of our financial instruments represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount of our cash and cash equivalents, trade receivables and payables and notes payable to banks approximates fair value due to the short maturity of these instruments. The carrying value of long-term debt approximates fair market value due to the variable interest rate on the debt and consideration of credit risk.

Note 17—Subsequent Event

In August 2011, we entered into an amended and restated loan agreement with Bank of America and Union Bank. The amendment:

•	decreases the amount of our credit facility to $100 million;

•	extends the commitment period to August 2016;

•	decreases the interest rate on the loan 0.25% to a range of 1.0% to 2.0% over LIBOR, based on our consolidated leverage ratio;

•	includes a provision that increases the amount of the credit facility by up to $50 million, subject to lenders’ approval; and

•	includes no changes to debt covenants.

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

All references to fiscal years are defined as the year ended January 31, 2011 (“fiscal 2011”) and the year ended January 31, 2012 (“fiscal 2012”).

RECENT TRENDS AND DEVELOPMENTS AFFECTING OUR RESULTS

Global Economic & Lift Truck Market Conditions

Our industry continues to recover from the global economic crisis and ensuing recession. We began to see an increase in our sales levels toward the end of fiscal 2010 that continued through fiscal 2011 and accelerated in the first quarter of fiscal 2012. During the second quarter of fiscal 2012, we began to experience a slower rate of growth in markets globally compared to the rapid growth experienced in the first quarter of fiscal 2012. Global lift truck shipments for the second quarter of fiscal 2012 were 32% higher than the second quarter of fiscal 2011 and 15% higher than the first quarter of fiscal 2012.

The following table shows the quarter-over-quarter percent increase in global lift truck shipments:

	Lift Truck Shipments Q2 Fiscal 2012 vs 2011	Lift Truck Orders Q2 Fiscal 2012 vs 2011
Americas	53%	26%
Europe	35%	31%
Asia Pacific	21%	24%
China	26%	27%
Global	32%	27%

We expect lift truck demand to remain at the existing level through the end of the fiscal year. However, we do expect fourth quarter business levels to be impacted by regular holiday shutdowns.

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

European Operating Results

Management placed significant focus in recent years on restructuring our European business with a goal of achieving sustainable profitability. The steps taken included closure of three manufacturing facilities and a reduction of our European workforce by 50%, resulting in restructuring costs of approximately $34 million incurred since fiscal 2009. In addition, we consolidated certain production operations, shifted sourcing of certain products from Europe to China and raised prices on certain products. Europe’s fiscal 2012 results include operating income of $1.3 million and $1.8 million during the first and second quarter, respectively. We anticipate that the current structure will put us in the position of being profitable in Europe through the remainder of the year.

Use of Cash

In recent years we have used excess cash to reduce our outstanding debt balance. At July 31, 2011, our cash balance was $32.1 million and our outstanding debt balance was $48.8 million. Given our current and projected liquidity position we are evaluating various growth opportunities, both within and outside the lift truck and construction equipment industries. We will also continue to review our dividend policy in light of our cash flows and operating results.

Australia Flood

Our operations in Brisbane, Australia, were significantly disrupted in January 2011 due to damage from flooding caused by heavy rainfalls in the Queensland, Australia region. During fiscal 2012, we have made significant progress in restoring our operations to pre-flood conditions and have been able to meet customers’ needs with on-hand inventory and product sourced from other locations.

The flood resulted in charges of $5.1 million in fiscal 2011 and an additional $2.7 million during fiscal 2012. To date we have received $5.1 million of insurance proceeds during fiscal 2012 as a partial recovery of our losses. During the remainder of fiscal 2012, we may receive additional insurance proceeds of up to $6 million, of which $4 million could be used to purchase replacement fixed assets.

COMPARISON OF SECOND QUARTER OF FISCAL 2012 AND FISCAL 2011

Executive Summary

	Three Months Ended July 31
	2011	2010	Change	Change %
	(In thousands except per share amounts)
Net sales	$135,642	$97,741	$37,901	39%
Gross profit %	32%	30%
Operating income	$20,977	$10,413	$10,564	101%
Income before taxes	$20,308	$9,662	$10,646	110%
Provision for income taxes	$6,457	$6,430	$27	0%
Effective tax rate	32%	67%
Net income	$13,851	$3,232	$10,619	329%
Diluted earnings per share	$1.23	$0.29	$0.94	324%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$30,073	31%
Foreign currency change	7,828	8%

Total	$37,901	39%

The following is an overview for the three months ended July 31, 2011 and 2010. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Consolidated net sales increased 31% due to higher sales volumes as a result of favorable economic conditions and a strong global lift truck market.

•

Our consolidated gross profit percentage increased to 32% during the second quarter of fiscal 2012 from 30% in the prior period, primarily as a result of improved cost absorption due to increased sales volumes and net insurance proceeds related to the flood in Australia. Our consolidated gross profit percentage was 33% during the first quarter of fiscal 2012.

•

During the second quarter of fiscal 2012, we received insurance proceeds and incurred additional flood related costs, which had a net after-tax impact of increasing net income by $0.7 million ($0.06 per diluted share).

•	The income tax expense during fiscal 2011 included $3.4 million of expense as a result of recording valuation allowances against deferred tax assets in Italy and the United Kingdom.

Americas

	Three Months Ended July 31
	2011	2010	Change	Change %
Net sales	$67,025	$48,177	$18,848	39%
Transfers between areas	7,952	6,227	1,725	28%

Net sales and transfers	74,977	54,404	20,573	38%
Cost of goods sold	53,194	38,285	14,909	39%

Gross profit	21,783	16,119	5,664	35%
Gross profit %	29%	30%
Selling and administrative	12,686	11,324	1,362	12%

Operating income	$9,097	$4,795	$4,302	90%

Operating income %	12%	9%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$18,302	38%
Foreign currency change	546	1%

Total	$18,848	39%

The following summarizes financial results for the Americas for the second quarter of fiscal 2012. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 38% primarily due to higher sales volumes as a result of a strong lift truck market in the Americas.

•	Transfers to other Cascade locations increased due to higher customer demand in China and fulfillment of orders in Europe.

•

Our gross profit percentage decreased as the benefit of additional fixed costs absorption due to higher sales volumes was offset by increases in material and other costs. We anticipate recovering these costs through increases in selling prices and cost reductions by the end of fiscal 2012. Our gross profit percentage was 31% during the first quarter of fiscal 2012.

•	Selling and administrative costs increased due primarily to marketing, warranty and other general costs.

Europe

	Three Months Ended July 31
	2011	2010	Change	Change %
Net sales	$29,344	$21,887	$7,457	34%
Transfers between areas	187	96	91	95%

Net sales and transfers	29,531	21,983	7,548	34%
Cost of goods sold	22,860	19,030	3,830	20%

Gross profit	6,671	2,953	3,718	126%
Gross profit %	23%	13%
Selling and administrative	4,864	4,267	597	14%

Operating income (loss)	$1,807	$(1,314)	$3,121	—

Operating income (loss) %	6%	(6%)

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$3,974	18%
Foreign currency change	3,483	16%

Total	$7,457	34%

The following summarizes financial results for Europe for the second quarter of fiscal 2012. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 18% primarily due to higher sales volumes as a result of a stronger lift truck market and price increases.

•

The improvement in our gross profit percentage is due to our restructuring efforts in recent years to reduce our overall cost structure, increased cost absorption as a result of higher sales volumes, a shift in sourcing more products from China and sales price increases for certain products. Our gross profit percentage was 21% during the first quarter of fiscal 2012.

•	Selling and administrative costs increased primarily due to changes in foreign currency rates.

Asia Pacific

	Three Months Ended July 31
	2011	2010	Change	Change %
Net sales	$21,167	$14,243	$6,924	49%
Transfers between areas	8	61	(53)	(87%)

Net sales and transfers	21,175	14,304	6,871	48%
Cost of goods sold	13,903	10,558	3,345	32%

Gross profit	7,272	3,746	3,526	94%
Gross profit %	34%	26%
Selling and administrative	3,293	2,337	956	41%

Operating income	$3,979	$1,409	$2,570	182%

Operating income %	19%	10%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$4,012	28%
Foreign currency change	2,912	21%

Total	$6,924	49%

The following summarizes financial results for Asia Pacific for the second quarter of fiscal 2011. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 28% primarily due to higher sales volumes as a result of a strong lift truck market throughout the region.

•	Our gross profit percentage increased compared to the prior year primarily due to insurance proceeds related to the Australia flood and fluctuations in foreign currency rates.

•	Selling and administrative costs increased primarily due to flood related costs incurred and changes in foreign currency rates.

•

During the second quarter of fiscal 2012, operating income increased $0.9 million from flood insurance proceeds we received less additional costs we incurred related to the Australia flood. We may receive up to an additional $6 million of flood insurance proceeds during the remainder of fiscal 2012, of which $4 million could be used to purchase replacement fixed assets.

China

	Three Months Ended July 31
	2011	2010	Change	Change %
Net sales	$18,106	$13,434	$4,672	35%
Transfers between areas	8,771	6,598	2,173	33%

Net sales and transfers	26,877	20,032	6,845	34%
Cost of goods sold	19,292	13,330	5,962	45%

Gross profit	7,585	6,702	883	13%
Gross profit %	28%	33%
Selling and administrative	1,491	1,179	312	26%

Operating income	$6,094	$5,523	$571	10%

Operating income %	23%	28%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$3,785	28%
Foreign currency change	887	7%

Total	$4,672	35%

The following summarizes financial results for China for the second quarter of fiscal 2012. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 28% primarily due to higher sales volumes as a result of the growth in the Chinese economy and a strong lift truck market.

•	Transfers to other Cascade locations increased due to higher customer demand in North America, Europe and Asia Pacific.

•	Our gross profit percentage decreased due to changes in product mix and strategic pricing adjustments. Our gross profit percentage was 30% during the first quarter of fiscal 2012.

•	Selling and administrative costs increased 20% primarily due to higher personnel and marketing costs.

Non-Operating Items

The following are financial highlights for non-operating items during the second quarter of fiscal 2012:

•

The effective tax rate for the second quarter of fiscal 2012 was 32% compared to 67% for the second quarter of fiscal 2011. The decrease in the effective tax rate is primarily a result of second quarter 2012 income in Europe, which was offset by historical losses, compared to second quarter 2011 losses in Europe for which a tax benefit could not be recorded. Additionally, the fiscal 2011 income tax rate included a $3.4 million charge as a result of recording valuation allowances against deferred tax assets in Italy and England.

COMPARISON OF THE FIRST SIX MONTHS OF FISCAL 2012 AND FISCAL 2011

Executive Summary

	Six Months Ended July 31
	2011	2010	Change	Change %
	(In thousands except per share amounts)
Net sales	$271,819	$192,133	$79,686	41%
Gross profit %	32%	30%
Operating income	$45,484	$19,903	$25,581	129%
Income before taxes	$44,368	$18,314	$26,054	142%
Provision for income taxes	$14,093	$9,416	$4,677	50%
Effective tax rate	32%	51%
Net income	$30,275	$8,898	$21,377	240%
Diluted earnings per share	$2.68	$0.80	$1.88	235%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$68,119	35%
Foreign currency change	11,567	6%

Total	$79,686	41%

The following is an overview for the first six months of fiscal 2012. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Consolidated net sales increased 35% due to higher sales volumes as a result of favorable economic conditions and a strong global lift truck market.

•

Our consolidated gross profit percentage increased from 30% to 32% during fiscal 2012 primarily as a result of improved cost absorption due to increased sales volumes, the benefit of cost cutting measures implemented in the past and net insurance proceeds related to the flood in Australia.

•

During fiscal 2012, we have received insurance proceeds related to the Australia flood and incurred additional flood-related costs, which had a net after-tax impact of increasing net income by $1.7 million ($0.15 per diluted share).

Americas

	Six Months Ended July 31
	2011	2010	Change	Change %
Net sales	$138,729	$93,470	$45,259	48%
Transfers between areas	16,029	12,629	3,400	27%

Net sales and transfers	154,758	106,099	48,659	46%
Cost of goods sold	108,069	74,413	33,656	45%

Gross profit	46,689	31,686	15,003	47%
Gross profit %	30%	30%
Selling and administrative	24,642	21,634	3,008	14%

Operating income	$22,047	$10,052	$11,995	119%

Operating income %	14%	9%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$44,248	47%
Foreign currency change	1,011	1%

Total	$45,259	48%

The following summarizes financial results for North America for the first six months of fiscal 2012. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 47% primarily due to higher sales volumes as a result of a strong lift truck market.

•	Transfers to other Cascade locations increased due primarily to higher customer demand in China and Korea and fulfillment of orders in Australia and Europe.

•	Our gross profit percentage remained consistent as improved cost absorption as a result of higher sales volumes were offset by increases in material and other costs.

•	Selling and administrative costs increased 13% due primarily to additional personnel, marketing and warranty costs.

Europe

	Six Months Ended July 31
	2011	2010	Change	Change %
Net sales	$56,783	$44,257	$12,526	28%
Transfers between areas	641	198	443	224%

Net sales and transfers	57,424	44,455	12,969	29%
Cost of goods sold	44,902	39,499	5,403	14%

Gross profit	12,522	4,956	7,566	153%
Gross profit %	22%	11%
Selling and administrative	9,415	8,806	609	7%

Operating income (loss)	$3,107	$(3,850)	$6,957	—

Operating income %	5%	(9%)

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$8,147	18%
Foreign currency change	4,379	10%

Total	$12,526	28%

The following summarizes financial results for Europe for the first six months of fiscal 2012. All percentage comparisons to the prior year exclude the impact of foreign currencies:

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

Asia Pacific

	Six Months Ended July 31
	2011	2010	Change	Change %
Net sales	$39,259	$28,053	$11,206	40%
Transfers between areas	88	110	(22)	(20%)

Net sales and transfers	39,347	28,163	11,184	40%
Cost of goods sold	26,274	20,650	5,624	27%

Gross profit	13,073	7,513	5,560	74%
Gross profit %	33%	27%
Selling and administrative	5,161	4,665	496	11%

Operating income	$7,912	$2,848	$5,064	178%

Operating income %	20%	10%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$6,652	24%
Foreign currency change	4,554	16%

Total	$11,206	40%

The following summarizes financial results for Asia Pacific for the first six months of fiscal 2012. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 24% primarily due to higher sales volumes as a result of an improvement in economic conditions and an improving lift truck market.

•	Our gross profit percentage increased compared to the prior year primarily due to insurance proceeds related to the Australia flood.

•	During fiscal 2012, operating income increased $2.4 million from flood insurance proceeds we received less additional costs we incurred related to the Australia flood.

China

	Six Months Ended July 31		Change	Change %
	2011	2010
Net sales	$37,048	$26,353	$10,695	41%
Transfers between areas	16,059	11,433	4,626	40%

Net sales and transfers	53,107	37,786	15,321	41%
Cost of goods sold	37,707	24,707	13,000	53%

Gross profit	15,400	13,079	2,321	18%
Gross profit %	29%	35%
Selling and administrative	2,982	2,226	756	34%

Operating income	$12,418	$10,853	$1,565	14%

Operating income %	23%	29%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$9,072	35%
Foreign currency change	1,623	6%

Total	$10,695	41%

The following summarizes financial results for China for the first six months of fiscal 2012. All percentage comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 35% primarily due to higher sales volumes as a result of the growth of the Chinese economy and a strong lift truck market.

•	Transfers to other Cascade locations increased due to higher customer demand in North America, Europe and Asia Pacific.

•	Our gross profit percentage decreased due to changes in product mix, material cost increases and strategic pricing adjustments.

•	Selling and administrative costs increased 28% primarily due to higher personnel and marketing costs.

Non-Operating Items

The following are financial highlights for non-operating items during the first six months of fiscal 2012:

•

The effective tax rate for fiscal 2012 was 32% compared to 51% for fiscal 2011. The decrease in the effective tax rate is primarily a result of fiscal 2012 income in Europe, which was offset by historical losses, compared to fiscal 2011 losses in Europe for which a tax benefit could not be recorded.

CASH FLOWS

Statements of Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the three and six months ended July 31, 2011 and July 31, 2010 by classifying transactions into three major categories of activities: operating, investing and financing.

The following table presents a summary of our cash flows:

	Three Months Ended July 31		Six Months Ended July 31
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Operating activities	$10,877	$3,139	$9,237	$3,371
Investing activities	(2,405)	(1,053)	(4,656)	(1,788)
Financing activities	(5,017)	(3,232)	3,311	(3,157)
Effect of exchange rate changes	1,827	2,188	(786)	3,736

Net change in cash and cash equivalents	$5,282	$1,042	$7,106	$2,162

Operating Activities

Our primary source of liquidity is cash generated from operating activities, which is measured as net income or loss adjusted for changes in working capital and non-cash operating items such as depreciation, amortization and share-based compensation.

The following are operating activity highlights:

•	The increase in net income in fiscal 2012 was primarily the result of higher sales in the current year as a result of strong lift truck markets.

•	Inventories increased during fiscal 2012 compared to fiscal 2011 due to increased customer demand.

•

During the first six months of fiscal 2012, accounts receivable increased primarily as a result of higher sales. During the second quarter of fiscal 2012, accounts receivable decreased primarily as a result of lower sales than the first quarter of fiscal 2012.

Investing Activities

Our primary investing activity is capital expenditures, which are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Capital expenditures by geographic segment were as follows (in thousands):

	Three Months Ended July 31		Six Months Ended July 31
	2011	2010	2011	2010
Americas	$1,221	$623	$2,095	$1,017
Europe	447	19	772	222
Asia Pacific	636	209	1,150	265
China	1,102	299	1,691	401

	$3,406	$1,150	$5,708	$1,905

The following are investing activity highlights:

•	Capital expenditures during fiscal 2011 were below historical levels as we limited spending to only critical projects.

•	We expect capital expenditures for the remainder of fiscal 2012 to be approximately $11 million, which includes $3 million to replace equipment damaged in the flood in Australia.

Financing Activities

The following are financing activity highlights:

•

During the first three months of fiscal 2012, increased working capital requirements, arising out of higher sales levels, led to additional borrowings. However, during the second quarter of fiscal 2012, we have been able to pay down our debt because working capital requirements have stabilized as sales have leveled off. We anticipate paying down the debt further during the remainder of fiscal 2012 as we repatriate cash from overseas and continue to generate net income.

•

We declared dividends totaling $4.4 million ($0.40 per share) during fiscal 2012 and $0.8 million ($0.07 per share) during fiscal 2011. We increased our dividend during the current year as a result of significantly improved financial results. We paid all of these dividends during the three months ended July 31.

FINANCIAL CONDITION AND LIQUIDITY

The following are highlights regarding our financial condition and liquidity for the first six months of fiscal 2012:

•

Our working capital, defined as current assets less current liabilities, increased from $135.1 million at January 31, 2011 to $174.3 million at July 31, 2011. Our current ratio, defined as current assets divided by current liabilities, increased from 3.8 to 1 at January 31, 2011 to 4.0 to 1 at July 31, 2011.

•

Total outstanding debt, including notes payable to banks, increased from $42.3 million at January 31, 2011 to $48.8 million at July 31, 2011 due to increased working capital requirements needed with higher sales levels.

We were in compliance with our debt covenants at July 31, 2011. We believe our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditures and debt payment requirements for at least the next twelve months.

In August 2011, we entered into an amended and restated loan agreement with Bank of America and Union Bank. The amendment:

•	decreases the amount of our credit facility to $100 million;

•	extends the commitment period to August 2016;

•	decreases the interest rate on the loan 0.25% to a range of 1.0% to 2.0% over LIBOR, based on our consolidated leverage ratio;

•	includes a provision that increases the amount of the credit facility by up to $50 million, subject to lenders’ approval; and

•	includes no changes to debt covenants.

As of July 31, 2011, outstanding borrowings under our loan agreement totaled $45 million and an additional $0.7 million was used to issue letters of credit. Based on these borrowings, the additional amount that may be borrowed under our newly amended loan agreement is $54.3 million. The interest rate under our newly amended loan agreement would be 1.15%.

OTHER MATTERS

The following table represents the three-month percentage change from April 30, 2011 to July 31, 2011 and the six-month percentage change from January 31, 2011 to July 31, 2011 in the end of month foreign currency rates compared to the U.S. dollar used by our significant operations. As a result of these changes, foreign currency translation adjustments increased shareholders’ equity by $0.2 million during the quarter ended July 31, 2011 and $9.7 million during the first six months of fiscal 2012.

Currency	Change for Three Months Ended July 31, 2011	Change for Six Months Ended July 31, 2011
Euro	(3%)	5%
Canadian Dollar	(1%)	5%
Chinese Yuan	1%	3%
British Pound	(2%)	3%
Japanese Yen	6%	7%
Australian Dollar	0%	10%
Korean Won	1%	6%

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

OFF BALANCE SHEET ARRANGEMENTS

At July 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

Other Comprehensive Income

In June 2011, a pronouncement was issued that eliminates the option of presenting other comprehensive income as part of the statement of changes in stockholders’ equity and provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires presentation of items on the face of the financial statements that are reclassified from other comprehensive income to net income. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how tax effects of each item of other comprehensive income are presented. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011 and should be applied retrospectively. We currently report other comprehensive income in the consolidated statement of changes in shareholders’ equity and will be required to update the presentation of comprehensive income to be in compliance with the new standard. We are currently evaluating the impact of adopting this guidance on the presentation of our consolidated financial statements.

Fair Value Measurements

In May 2011, a pronouncement was issued that amends existing guidance and expands disclosure requirements for fair value measurements, particularly for “Level 3” (as defined in the accounting guidance) inputs. The amendments in this guidance are not intended to result in a change in current accounting. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. We are currently evaluating the impact of adopting this guidance on our disclosures included within notes to consolidated financial statements.

Goodwill Impairment

In December 2010, a pronouncement was issued that modified the process used to test goodwill for impairment. The pronouncement impacted reporting units with zero or negative carrying amounts and required an additional test to be performed to determine whether goodwill has been impaired and to calculate the amount of that impairment. This amendment is effective for fiscal years beginning after December 15, 2010. The Company adopted this pronouncement as of January 30, 2011. As the Company has not performed its annual goodwill impairment analysis and there have been no indicators of impairment during the second quarter of fiscal 2012, the Company is currently evaluating the potential impact, if any, the adoption of this pronouncement will have on its consolidated financial condition, results of operations or cash flows.

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

The table below illustrates the hypothetical increase in net sales for the second quarter of fiscal 2012 resulting from a 10% weaker U.S. dollar against foreign currencies which impact our operations (in millions):

Euro	$2.5
Chinese Yuan	1.8
Australian Dollar	0.8
Japanese Yen	0.7
Canadian Dollar	0.7
Korean Won	0.5
British Pound	0.4
Other currencies (representing 1% of consolidated net sales)	0.2

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

Presuming that the full impact of steel price increases is reflected in all steel and steel based component purchases, we estimate our gross profit percentage would decrease by approximately 0.3% for each 1.0% increase in steel prices. Based on our statement of operations for the three months ended July 31, 2011, a 1.0% increase in steel prices would have decreased consolidated gross profit by approximately $0.5 million.

The majority of our debt as of July 31, 2011 had a variable interest rate, which was 1.53% at July 31, 2011 and was based on LIBOR plus a margin of 1.25%. Based on the July 31, 2011 outstanding balance of our variable rate debt of $45 million, a 1% increase in our interest rate to 2.53% would result in a $0.5 million increase in annual interest expense.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the three months ended July 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There are no material changes from risk factors previously disclosed in our Form 10-K for the year ended January 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved

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

CASCADE CORPORATION
September 7, 2011

/s/ JOSEPH G. POINTER
Joseph G. Pointer
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.