Form 10-Q
period 2011-10-31
CASCADE CORP
filed 2011-12-07
CIK 18061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2011

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

The number of shares outstanding of the registrant’s common stock as of November 14, 2011 was 11,077,553.

CASCADE CORPORATION

FORM 10-Q

Quarter Ended October 31, 2011

Forward-Looking Statements

This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 2), contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements that do not constitute statements of historical fact are deemed forward-looking statements, including any projections or statements of expectations of market conditions, revenue, gross profit, expenses, earnings or losses from operations or other financial items; any discussion of expectations regarding future profitability of operations in particular regions or product lines; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties, and assumptions that could cause material differences from expectations include, but are not limited to:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited — in thousands, except per share amounts)

	Three Months Ended October 31		Nine Months Ended October 31
	2011	2010	2011	2010
Net sales	$138,024	$107,377	$409,843	$299,510
Cost of goods sold	92,841	73,585	276,976	208,484

Gross profit	45,183	33,792	132,867	91,026
Selling and administrative expenses	21,784	18,336	63,984	55,667

Operating income	23,399	15,456	68,883	35,359
Interest expense, net	20	445	477	1,514
Foreign currency loss, net	378	232	1,037	752

Income before provision for income taxes	23,001	14,779	67,369	33,093
Provision for income taxes	3,426	5,995	17,519	15,411

Net income	$19,575	$8,784	$49,850	$17,682

Basic earnings per share	$1.78	$.81	$4.54	$1.63

Diluted earnings per share	$1.74	$.79	$4.42	$1.60

Basic weighted average shares outstanding	11,016	10,906	10,979	10,876
Diluted weighted average shares outstanding	11,256	11,092	11,280	11,083
Cash dividends per share	$.25	$.10	$.65	$.17

The accompanying notes are an integral part of the consolidation financial statements.

CASCADE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited — in thousands, except per share amounts)

	October 31 2011	January 31 2011
ASSETS
Current assets:
Cash and cash equivalents	$19,795	$25,037
Accounts receivable, less allowance for doubtful accounts of $1,253 and $1,196	85,373	66,497
Inventories	85,020	67,041
Deferred income taxes	4,154	5,001
Assets available for sale	8,022	8,610
Prepaid expenses and other	18,112	11,170

Total current assets	220,476	183,356
Property, plant and equipment, net	69,926	66,978
Goodwill	88,891	88,708
Deferred income taxes	19,029	16,606
Other assets	3,761	3,531

Total assets	$402,083	$359,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$632	$—
Current portion of long-term debt	576	548
Accounts payable	31,110	23,905
Accrued payroll and payroll taxes	9,062	9,299
Accrued incentive pay	2,917	2,868
Other accrued expenses	15,714	11,612

Total current liabilities	60,011	48,232
Long-term debt, net of current portion	21,522	41,789
Accrued environmental expenses	2,590	3,198
Deferred income taxes	4,457	4,452
Employee benefit obligations	8,140	7,864
Other liabilities	8,175	5,088

Total liabilities	104,895	110,623

Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $.50 par value, 40,000 authorized shares; 11,078 and 10,972 shares issued and outstanding	5,539	5,486
Additional paid-in capital	12,187	9,254
Retained earnings	240,854	198,194
Accumulated other comprehensive income	38,608	35,622

Total shareholders’ equity	297,188	248,556

Total liabilities and shareholders’ equity	$402,083	$359,179

The accompanying notes are an integral part of the consolidation financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited — in thousands, except per share amounts)

			Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Shareholders’	Year-To-Date Comprehensive
	Common Stock
	Shares	Amount	Capital	Earnings	Income	Equity	Income
Balance at January 31, 2011	10,972	$5,486	$9,254	$198,194	$35,622	$248,556
Net income	—	—	—	49,850	—	49,850	$49,850
Dividends ($.65 per share)	—	—	—	(7,190)	—	(7,190)	—
Common stock issued	106	53	756	—	—	809	—
Share-based compensation	—	—	1,916	—	—	1,916	—
Tax effect on stock-based compensation	—	—	261	—	—	261	—
Currency translation adjustment	—	—	—	—	2,986	2,986	2,986

Balance at October 31, 2011	11,078	$5,539	$12,187	$240,854	$38,608	$297,188	$52,836

The accompanying notes are an integral part of the consolidation financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — in thousands)

	Three Months Ended October 31		Nine Months Ended October 31
	2011	2010	2011	2010
Cash flows from operating activities:
Net income	$19,575	$8,784	$49,850	$17,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,622	2,570	7,508	7,627
Share-based compensation	571	499	1,916	2,138
Deferred income taxes	(1,635)	856	(1,445)	1,774
Tax effect on share-based compensation	439	393	(261)	393
Gain on disposition of assets, net	(10)	(26)	(146)	(20)
Changes in operating assets and liabilities:
Accounts receivable	(555)	(7,395)	(17,794)	(20,995)
Inventories	(4,622)	(1,300)	(16,903)	(1,577)
Prepaid expenses and other	(2,148)	996	(6,719)	(2,735)
Accounts payable and accrued expenses	906	(450)	8,679	1,887
Income taxes payable and receivable	3,761	3,278	2,088	5,772
Other assets and liabilities	804	419	2,172	49

Net cash provided by operating activities	19,708	8,624	28,945	11,995

Cash flows from investing activities:
Capital expenditures	(3,482)	(1,810)	(9,190)	(3,715)
Proceeds from disposition of assets	122	1,065	1,174	1,182

Net cash used in investing activities	(3,360)	(745)	(8,016)	(2,533)

Cash flows from financing activities:
Cash dividends paid	(2,769)	(1,097)	(7,190)	(1,863)
Tax effect on share-based compensation	(439)	(393)	261	(393)
Payments on long-term debt	(37,146)	(21,635)	(77,423)	(54,634)
Proceeds from long-term debt	10,500	22,250	57,000	53,750
Notes payable to banks, net	635	(1,360)	635	(2,266)
Common stock issued under share-based compensation plans	—	—	809	14

Net cash used in financing activities	(29,219)	(2,235)	(25,908)	(5,392)

Effect of exchange rate changes	523	(1,810)	(263)	1,926

Change in cash and cash equivalents	(12,348)	3,834	(5,242)	5,996
Cash and cash equivalents at beginning of period	32,143	22,363	25,037	20,201

Cash and cash equivalents at end of period	$19,795	$26,197	$19,795	$26,197

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

Note 2—Interim Financial Information

The accompanying consolidated financial statements for the interim periods ended October 31, 2011 and 2010 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

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

Segment Information

(In thousands)

	Three Months Ended October 31
2011	Americas	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$73,309	$27,184	$20,158	$17,373	$—	$138,024
Transfers between areas	6,946	107	15	9,016	(16,084)	—

Net sales and transfers	$80,255	$27,291	$20,173	$26,389	$(16,084)	$138,024

Gross profit	$26,500	$5,767	$5,912	$7,004		$45,183
Selling and administrative	12,373	4,658	3,007	1,746		21,784

Operating income	$14,127	$1,109	$2,905	$5,258		$23,399

Total assets	$191,550	$96,531	$49,493	$64,509		$402,083
Property, plant and equipment, net	$28,771	$10,430	$11,174	$19,551		$69,926
Capital expenditures	$1,528	$495	$842	$617		$3,482
Depreciation expense	$1,327	$467	$187	$606		$2,587

	Three Months Ended October 31
2010	Americas	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$53,615	$22,653	$16,353	$14,756	$—	$107,377
Transfers between areas	6,433	180	9	6,012	(12,634)	—

Net sales and transfers	$60,048	$22,833	$16,362	$20,768	$(12,634)	$107,377

Gross profit	$18,933	$3,409	$4,601	$6,849		$33,792
Selling and administrative	10,365	4,219	2,500	1,252		18,336

Operating income (loss)	$8,568	$(810)	$2,101	$5,597		$15,456

Total assets	$179,545	$84,546	$48,559	$56,938		$369,588
Property, plant and equipment, net	$28,885	$11,218	$11,458	$18,076		$69,637
Capital expenditures	$697	$4	$736	$373		$1,810
Depreciation expense	$1,288	$546	$165	$536		$2,535

	Nine Months Ended October 31
2011	Americas	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$212,038	$83,967	$59,417	$54,421	$—	$409,843
Transfers between areas	22,975	748	103	25,075	(48,901)	—

Net sales and transfers	$235,013	$84,715	$59,520	$79,496	$(48,901)	$409,843

Gross profit	$73,189	$18,289	$18,985	$22,404		$132,867
Selling and administrative	37,015	14,073	8,168	4,728		63,984

Operating income	$36,174	$4,216	$10,817	$17,676		$68,883

Capital expenditures	$3,623	$1,267	$1,992	$2,308		$9,190
Depreciation expense	$3,743	$1,396	$487	$1,776		$7,402

	Nine Months Ended October 31
2010	Americas	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$147,085	$66,910	$44,406	$41,109	$—	$299,510
Transfers between areas	19,062	378	119	17,445	(37,004)	—

Net sales and transfers	$166,147	$67,288	$44,525	$58,554	$(37,004)	$299,510

Gross profit	$50,619	$8,365	$12,114	$19,928		$91,026
Selling and administrative	31,999	13,025	7,165	3,478		55,667

Operating income (loss)	$18,620	$(4,660)	$4,949	$16,450		$35,359

Capital expenditures	$1,714	$226	$1,001	$774		$3,715
Depreciation expense	$3,874	$1,584	$474	$1,576		$7,508

Note 4—Inventories

During the nine months ended October 31, 2011, inventories increased primarily due to additional product needed to meet increased customer demand. Inventories stated at the lower of average cost or market are presented below by major class (in thousands):

	October 31 2011	January 31 2011
Finished goods	$32,720	$24,933
Raw materials and components	52,300	42,108

	$85,020	$67,041

Note 5—Goodwill

During the nine months ended October 31, 2011, goodwill remained consistent as the impact of changes in foreign currencies was minimal. We have no goodwill recorded in China. The following table provides a breakdown of goodwill by geographic region (in thousands):

	October 31 2011	January 31 2011
Americas	$75,063	$74,988
Europe	10,898	10,776
Asia Pacific	2,930	2,944

	$88,891	$88,708

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

The following table provides the number of shares to be issued under our share-based plans, based on outstanding awards as of October 31, 2011 (in thousands):

	Stock Options	SARS
Common stock previously issued	1,198	206
Restricted stock previously issued	—	158
Shares issuable upon exercise of SARS, based on $43.10 share price at October 31, 2011	—	199
Shares issuable upon exercise of stock options	154	—

Estimated shares to be issued	1,352	563

Maximum shares of common stock to be issued per plan document	1,400	750

A summary of the status of our plans at October 31, 2011, together with changes during the nine months then ended, is presented in the following tables (in thousands, except per share amounts):

	Stock Options		SARS
	Outstanding Awards	Weighted Average Exercise Price Per Share	Outstanding Awards	Weighted Average Exercise Price Per Share
Balance at January 31, 2011	218	$13.96	791	$34.24
Granted	—	—	96	48.65
Exercised	(64)	11.81	(8)	35.88
Forfeited	—	—	(3)	33.30

Balance at October 31, 2011	154	$14.86	876	$35.80

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock at January 31, 2011	56	$31.85
Granted	39	48.42
Vested	(33)	33.90

Unvested restricted stock at October 31, 2011	62	$41.14

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

As of October 31, 2011, there was $4 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the plans. The following table shows the share-based compensation costs to be recognized in future periods for awards granted to date as of October 31, 2011 (in thousands):

Fiscal Year	Amount
2012*	$570
2013	1,791
2014	1,291
2015	646
2016	86

$4,384

*	Represents last three months of fiscal 2012.

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

Our specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision affecting our Fairview, Oregon manufacturing facility. The records of decision required us to initiate remedial activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted since 1996 and current estimates provide for some level of activity to continue through 2019. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. The recorded liability for ongoing remediation activities at our Fairview facility was $2.3 million at October 31, 2011 and $2.7 million at January 31, 2011.

Springfield, Ohio

In March 2010 we signed a Facility Lead Corrective Action Agreement (“Action Agreement”) with the Ohio Environmental Protection Agency, which outlines a more comprehensive remediation plan at our Springfield, Ohio facility. We had previously been performing our remediation activities under a consent order signed in 1994, which had required the installation of remediation systems for the cleanup of groundwater contamination. The Action Agreement specifies an action plan that would allow us to be more proactive in our environmental cleanup efforts. The current estimate is that the remediation activities will continue through 2019. The recorded liability for ongoing remediation activities in Springfield was $1.5 million at October 31, 2011 and $1.7 million at January 31, 2011.

Legal Proceedings

We are subject to legal proceedings, claims and litigation, in addition to the environmental matters previously discussed, arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect the ultimate costs to be material to our consolidated financial position, results of operations, or cash flows.

Note 8—Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended October 31		Nine Months Ended October 31
	2011	2010	2011	2010
Basic earnings per share:
Net income	$19,575	$8,784	$49,850	$17,682

Weighted average shares outstanding	11,016	10,906	10,979	10,876

	$1.78	$0.81	$4.54	$1.63
Diluted earnings per share:
Net income	$19,575	$8,784	$49,850	$17,682

Weighted average shares outstanding	11,016	10,906	10,979	10,876
Dilutive effect of stock awards	240	186	301	207

Diluted weighted average shares outstanding	11,256	11,092	11,280	11,083

	$1.74	$0.79	$4.42	$1.60

Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and SARS and the amount of unvested restricted stock. All unvested restricted stock were included in our calculation of incremental shares for the three months ended October 31, 2011 and the nine months ended October 31, 2011 and 2010 because they were dilutive. The number of unexercised SARS that were not included in the calculation as the impact would be antidilutive are as follows (in thousands):

	Three Months Ended October 31		Nine Months Ended October 31
	2011	2010	2011	2010
Excluded Awards:
Unexercised SARS Awards	231	571	188	571
Unvested Restricted Stock	—	5	—	—

Note 9—Supplemental Cash Flow Information

The following table presents information that supplements the consolidated statements of cash flows (in thousands):

	Three Months Ended October 31		Nine Months Ended October 31
	2011	2010	2011	2010
Cash paid (received) during the period for:
Interest	$225	$448	$851	$1,587
Income taxes	$(93)	$1,832	$14,058	$7,670

Note 10—Benefit Plans

The following table represents the net periodic cost related to our defined benefit plans in England and France and our postretirement health benefit plan in the United States (in thousands):

	Defined Benefit Three Months Ended October 31		Postretirement Benefit Three Months Ended October 31
	2011	2010	2011	2010
Net periodic benefit cost:
Service cost	$4	$5	$22	$31
Interest cost	115	116	95	110
Expected return on plan assets	(118)	(108)	—	—
Recognized prior service cost	—	—	(19)	(19)
Recognized net actuarial loss	29	30	—	—

	$30	$43	$98	$122

	Defined Benefit Nine Months Ended October 31		Postretirement Benefit Nine Months Ended October 31
	2011	2010	2011	2010
Net periodic benefit cost:
Service cost	$12	$15	$66	$93
Interest cost	348	341	285	330
Expected return on plan assets	(357)	(318)	—	—
Recognized prior service cost	—	—	(57)	(57)
Recognized net actuarial loss	88	88	—	—

	$91	$126	$294	$366

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

Goodwill Impairment

In December 2010, a pronouncement was issued that modified the process used to test goodwill for impairment. The pronouncement impacted reporting units with zero or negative carrying amounts and required an additional test to be performed to determine whether goodwill has been impaired and to calculate the amount of that impairment. This amendment is effective for fiscal years beginning after December 15, 2010. We adopted this pronouncement as of January 30, 2011.

In September 2011, accounting guidance was issued which revises the requirements around how entities test goodwill for impairment. It allows companies to perform a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. This guidance is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted.

We normally perform our annual goodwill impairment analysis during the fourth quarter. As there have been no indicators of impairment during the first three quarters of fiscal 2012, we have not determined the potential impact, if any, the adoption of these pronouncements will have on our consolidated financial statements.

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

	2011	2010
Balance at January 31	$1,339	$1,348
Accruals for warranties issued during the period	1,950	1,452
Accruals for pre-existing warranties	102	30
Settlements during the period	(1,759)	(1,435)
Foreign currency changes	15	38

Balance at October 31	$1,647	$1,433

Note 13—Accumulated Other Comprehensive Income

During the nine months ended October 31, 2011, accumulated other comprehensive income increased due to fluctuations in foreign currencies, primarily the Australian Dollar, Chinese Yuan and Japanese Yen. The following table presents the changes in and the components of accumulated other comprehensive income (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
Balance at January 31, 2011	$36,455	$(833)	$35,622
Currency translation adjustment	2,991	(5)	2,986

Balance at October 31, 2011	$39,446	$(838)	$38,608

Note 14—Income Taxes

The effective tax rate was 15% in the third quarter of fiscal 2012. The effective tax rate is lower than the US tax rate of 35% primarily due to the release of $3.6 million of valuation allowances recorded against deferred tax assets in The Netherlands. In addition, our tax rate was also reduced by lower tax rates in certain foreign jurisdictions where we earned income and current year income in Europe which is offset by historical losses.

In recent years, we have recorded significant deferred tax assets related to net operating losses in Europe. In assessing the realizability of these deferred tax assets, we considered whether it is more-likely-than-not that some portion or all of our deferred tax assets will not be realized through the generation of future taxable income. Based on this assessment we have provided full valuation allowances against these deferred tax assets prior to the third quarter of fiscal 2012. The valuation allowances have been provided because management has determined that it is more-likely-than-not that we would not realize these deferred tax assets in the foreseeable future based on historical financial performance in this region.

Management quarterly assesses the need for valuation allowances on deferred tax assets based on all available positive and negative evidence. The primary negative evidence is continuing operating losses. Positive evidence consists of improved financial performance over time due to market conditions, restructuring activities and expected future taxable income.

In third quarter of fiscal 2012, the Company concluded that is it more-likely-than-not that a portion of the deferred tax assets related to net operating loss carryforwards in The Netherlands will be realized and therefore released $3.6 million of the existing valuation allowance. The Company continues to provide a $6.9 million valuation allowance on deferred tax assets in The Netherlands that we do not expect to utilize. The release is due to improved financial performance in The Netherlands as a result of restructuring our manufacturing operations and sales agent model and the financial results of our parts business.

Our determination to record the release is based on estimates of future taxable income through 2019, the expiration date for the operating loss carryforwards. If the estimates of future taxable income vary from actual results, our assessment regarding the realization of these deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in the Company’s financial statements in the period the estimate is changed, with a corresponding adjustment to operating results. Changes in estimate may occur often and can have a significant favorable or unfavorable impact on the Company’s operating results period-to-period.

At October 31, 2011 we continue to provide valuation allowances of $29.2 million against deferred tax assets relating to net operating loss carryforwards generated in Europe that we currently do not expect to realize. This includes $6.9 million in The Netherlands as previously noted.

As of October 31, 2011 our liability for uncertain tax positions was $3.9 million, excluding interest and penalties. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of October 31, 2011 we had approximately $907,000 of accrued interest and penalties related to uncertain tax positions.

We are subject to taxation primarily in the jurisdictions where we have operations. As of October 31, 2011, we remain subject to examination in various state and foreign jurisdictions for the 2003 – 2011 fiscal tax years.

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

The flood resulted in charges of $5.1 million in fiscal 2011 and an additional $2.8 million during fiscal 2012. To date we have received $5.1 million of insurance proceeds during fiscal 2012 as a partial recovery of our losses. We may receive additional insurance proceeds of up to $6 million.

The following table shows flood-related costs and insurance proceeds recorded during fiscal 2012 (in thousands):

	Three Months Ended October 31, 2011	Nine Months Ended October 31, 2011
Cost of Goods Sold Related
Flood-related costs	$(9)	$630
Insurance proceeds	—	(2,666)

Net expense (recovery)	(9)	(2,036)

Selling, General & Administrative Related
Flood-related costs	132	2,131
Insurance proceeds		(2,397)

Net expense (recovery)	132	(266)

Total Flood Related
Flood-related costs	123	2,761
Insurance proceeds	—	(5,063)

Net expense (recovery)	$123	$(2,302)

The following table shows flood-related costs and insurance proceeds recorded in total for the Australia flood (in thousands):

Flood-related costs	$7,906
Insurance proceeds	(5,063)

Net expense	$2,843

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our businesses globally manufacture and distribute material handling load engagement products primarily for the lift truck industry and to a lesser extent the construction industry. We operate in four geographic segments: Americas, Europe, Asia Pacific and China. The Americas region includes activity in North, Central and South America.

All references to fiscal years are defined as the year ended January 31, 2011 (“fiscal 2011”) and the year ended January 31, 2012 (“fiscal 2012”).

RECENT TRENDS AND DEVELOPMENTS AFFECTING OUR RESULTS

Global Economic & Lift Truck Market Conditions

Our industry has continued its recovery in fiscal 2012 from the global economic recession. However, during the second and third quarters of fiscal 2012, we began to experience a slower rate of growth in markets globally compared to the rapid growth experienced in the first quarter. Global lift truck shipments in the third quarter of fiscal 2012 were 1% below shipments for the second quarter.

The following table shows the quarter-over-quarter percent increase in global lift truck shipments:

	Lift Truck Shipments Q3 Fiscal 2012 vs 2011	Lift Truck Orders Q3 Fiscal 2012 vs 2011
Americas	45%	26%
Europe	37%	9%
Asia Pacific	27%	24%
China	15%	6%
Global	28%	14%

We expect lift truck demand to moderate and business levels to be impacted by regular holiday shutdowns during the fourth quarter. However, given the current economic uncertainty in Europe, we are unable to predict how this may affect our future financial performance.

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

Use of Cash

In recent years we have used excess cash to reduce our outstanding debt balance. During the third quarter of fiscal 2012 we paid down debt $26 million. At October 31, 2011, our cash balance was $19.8 million and our outstanding debt balance was $22.7 million. Given our current and projected liquidity position we are evaluating various growth opportunities, both within and outside the lift truck and construction equipment industries. Our board of directors will also continue to review our dividend policy periodically in light of our cash flows and operating results.

COMPARISON OF THIRD QUARTER OF FISCAL 2012 AND FISCAL 2011

Executive Summary

	Three Months Ended October 31
	2011	2010	Change	Change %
	(In thousands except per share amounts)
Net sales	$138,024	$107,377	$30,647	29%
Gross profit %	33%	31%
Operating income	$23,399	$15,456	$7,943	51%
Operating Income %	17%	14%
Income before taxes	$23,001	$14,779	$8,222	56%
Provision for income taxes	$3,426	$5,995	$(2,569)	(43)%
Effective tax rate	15%	41%
Net income	$19,575	$8,784	$10,791	123%
Diluted earnings per share	$1.74	$0.79	$0.95	120%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$26,626	25%
Foreign currency change	4,021	4%

Total	$30,647	29%

The following is an overview for the three months ended October 31, 2011 and 2010. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Consolidated net sales increased 25% due to higher sales volumes as a result of a strong global lift truck market.

•

Our consolidated gross profit percentage increased to 33% during the third quarter of fiscal 2012 from 31% in the prior period, primarily as a result of improved cost absorption due to increased sales volumes and our restructuring efforts in recent years which have reduced our overall cost structure in Europe.

•

The effective tax rate of 15% in the third quarter of fiscal 2012 was primarily a result of the release of $3.6 million of tax valuation allowance in The Netherlands. This release was due to improved financial performance in The Netherlands as a result of restructuring our manufacturing operations and sales agent model and the financial results of our parts business.

•	The effective tax rate of 41% in the third quarter of fiscal 2011 relects additional valuation allowances related to losses in Europe for which we were unable to realize tax benefits.

Americas

	Three Months Ended October 31
	2011	2010	Change	Change %
Net sales	$73,309	$53,615	$19,694	37%
Transfers between areas	6,946	6,433	513	8%

Net sales and transfers	80,255	60,048	20,207	34%
Cost of goods sold	53,755	41,115	12,640	31%

Gross profit	26,500	18,933	7,567	40%
Gross profit %	33%	32%
Selling and administrative	12,373	10,365	2,008	19%

Operating income	$14,127	$8,568	$5,559	65%

Operating income %	18%	14%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$19,410	36%
Foreign currency change	284	1%

Total	$19,694	37%

The following summarizes financial results for the Americas for the third quarter of fiscal 2012. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 36% primarily due to higher sales volumes as a result of a strong lift truck market in the Americas and sales price increases.

•	Our gross profit percentage increased as the benefit of additional fixed costs absorption due to higher sales volumes was partially offset by increases in material and other costs.

•	Selling and administrative costs increased due primarily to consulting, warranty, professional fees and other general costs.

Europe

	Three Months Ended October 31
	2011	2010	Change	Change %
Net sales	$27,184	$22,653	$4,531	20%
Transfers between areas	107	180	(73)	(41)%

Net sales and transfers	27,291	22,833	4,458	20%
Cost of goods sold	21,524	19,424	2,100	11%

Gross profit	5,767	3,409	2,358	69%
Gross profit %	21%	15%
Selling and administrative	4,658	4,219	439	10%

Operating income (loss)	$1,109	$(810)	$1,919	—

Operating income (loss) %	4%	(4)%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$3,303	15%
Foreign currency change	1,228	5%

Total	$4,531	20%

The following summarizes financial results for Europe for the third quarter of fiscal 2012. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 15% primarily due to higher sales volumes as a result of a stronger lift truck market and price increases.

•

The improvement in our gross profit percentage is due to our restructuring efforts in recent years which have reduced our overall cost structure, increased cost absorption as a result of higher sales volumes, a shift in sourcing more products from China and sales price increases for certain products.

•	Selling and administrative costs increased due to changes in foreign currency rates and higher marketing and other general costs.

Asia Pacific

	Three Months Ended October 31
	2011	2010	Change	Change %
Net sales	$20,158	$16,353	$3,805	23%
Transfers between areas	15	9	6	67%

Net sales and transfers	20,173	16,362	3,811	23%
Cost of goods sold	14,261	11,761	2,500	21%

Gross profit	5,912	4,601	1,311	28%
Gross profit %	29%	28%
Selling and administrative	3,007	2,500	507	20%

Operating income	$2,905	$2,101	$804	38%

Operating income %	14%	13%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$2,178	13%
Foreign currency change	1,627	10%

Total	$3,805	23%

The following summarizes financial results for Asia Pacific for the third quarter of fiscal 2011. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales increased 13% primarily due to higher sales volumes as a result of a strong lift truck market throughout the region. The sales increase due to foreign currency changes was primarily a result of the strengthening of the Japanese Yen and Australian Dollar against the US Dollar.

•	Our gross profit percentage increased compared to the prior year primarily due to fluctuations in foreign currency rates.

•	Selling and administrative costs increased primarily due to flood related costs incurred, higher warranty costs and changes in foreign currency rates.

China

	Three Months Ended October 31
	2011	2010	Change	Change %
Net sales	$17,373	$14,756	$2,617	18%
Transfers between areas	9,016	6,012	3,004	50%

Net sales and transfers	26,389	20,768	5,621	27%
Cost of goods sold	19,385	13,919	5,466	39%

Gross profit	7,004	6,849	155	2%
Gross profit %	27%	33%
Selling and administrative	1,746	1,252	494	39%

Operating income	$5,258	$5,597	$(339)	(6)%

Operating income %	20%	27%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$1,735	12%
Foreign currency change	882	6%

Total	$2,617	18%

The following summarizes financial results for China for the third quarter of fiscal 2012. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 12% primarily due to higher sales volumes as a result of the growth in the Chinese economy and a strong lift truck market.

•	Transfers to other Cascade locations increased due to higher global demand.

•	Our gross profit percentage decreased due to changes in product mix and competitive price reductions. Our gross profit percentage was 28% during the second quarter of fiscal 2012.

•	Selling and administrative costs increased 32% primarily due to higher local taxes and research and development costs.

Non-Operating Items

The following are financial highlights for non-operating items during the third quarter of fiscal 2012:

•	During the third quarter of fiscal 2012 we repatriated $14.1 million of profits from China, which resulted in no additional tax liability due to foreign tax credits.

•

The effective tax rate for the third quarter of fiscal 2012 was 15% compared to 41% for the third quarter of fiscal 2011. The decrease in the effective tax rate is primarily a result of the release of $3.6 million of tax valuation allowance in The Netherlands during fiscal 2012. This compares to third quarter 2011 losses in Europe for which a tax benefit could not be recorded.

COMPARISON OF THE FIRST NINE MONTHS OF FISCAL 2012 AND FISCAL 2011

Executive Summary

	Nine Months Ended October 31
	2011	2010	Change	Change %
	(In thousands except per share amounts)
Net sales	$409,843	$299,510	$110,333	37%
Gross profit %	32%	30%
Operating income	$68,883	$35,359	$33,524	95%
Operating income %	17%	12%
Income before taxes	$67,369	$33,093	$34,276	104%
Provision for income taxes	$17,519	$15,411	$2,108	14%
Effective tax rate	26%	47%
Net income	$49,850	$17,682	$32,168	182%
Diluted earnings per share	$4.42	$1.60	$2.82	176%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$95,333	32%
Foreign currency change	15,000	5%

Total	$110,333	37%

The following is an overview for the first nine months of fiscal 2012. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Consolidated net sales increased 32% due to higher sales volumes as a result of a strong global lift truck market.

•

Our consolidated gross profit percentage increased from 30% to 32% during fiscal 2012 primarily as a result of improved cost absorption due to increased sales volumes and the benefit of cost cutting measures implemented in the past.

•

The effective tax rate of 26% during fiscal 2012 is primarily a result of the release of $3.6 million of tax valuation allowance in The Netherlands and current year income in Europe which was offset by historical losses.

•

The effective tax rate of 47% during fiscal 2011 is primarily a result of losses in Europe for which a tax benefit could not be recognized and a $3.4 million charge due to recording valuation allowances against deferred tax assets in Italy and the United Kingdom.

Americas

	Nine Months Ended October 31
	2011	2010	Change	Change %
Net sales	$212,038	$147,085	$64,953	44%
Transfers between areas	22,975	19,062	3,913	21%

Net sales and transfers	235,013	166,147	68,866	41%
Cost of goods sold	161,824	115,528	46,296	40%

Gross profit	73,189	50,619	22,570	45%
Gross profit %	31%	30%
Selling and administrative	37,015	31,999	5,016	16%

Operating income	$36,174	$18,620	$17,554	94%

Operating income %	15%	11%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$63,696	43%
Foreign currency change	1,257	1%

Total	$64,953	44%

The following summarizes financial results for North America for the first nine months of fiscal 2012. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 43% primarily due to higher sales volumes as a result of a strong lift truck market.

•	Transfers to other Cascade locations increased due primarily to higher customer demand in China, Korea and Australia.

•	Our gross profit percentage increased as a result of higher sales volumes, but were partially offset by increases in material and other costs.

•	Selling and administrative costs increased 15% due primarily to additional personnel, consulting, marketing and warranty costs.

Europe

	Nine Months Ended October 31
	2011	2010	Change	Change %
Net sales	$83,967	$66,910	$17,057	25%
Transfers between areas	748	378	370	98%

Net sales and transfers	84,715	67,288	17,427	26%
Cost of goods sold	66,426	58,923	7,503	13%

Gross profit	18,289	8,365	9,924	119%
Gross profit %	22%	12%
Selling and administrative	14,073	13,025	1,048	8%

Operating income (loss)	$4,216	$(4,660)	$8,876	—

Operating income %	5%	(7)%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$11,727	17%
Foreign currency change	5,330	8%

Total	$17,057	25%

The following summarizes financial results for Europe for the first nine months of fiscal 2012. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 17% primarily as a result of a stronger lift truck market and price increases.

•

The improvement in our gross profit percentage is due to our restructuring efforts which have reduced our overall cost structure, increased cost absorption as a result of higher sales volumes, a shift in sourcing more products from China and sales price increases for certain products.

•	Selling and administrative costs increased primarily due to changes in foreign currency rates.

Asia Pacific

	Nine Months Ended October 31
	2011	2010	Change	Change %
Net sales	$59,417	$44,406	$15,011	34%
Transfers between areas	103	119	(16)	(13)%

Net sales and transfers	59,520	44,525	14,995	34%
Cost of goods sold	40,535	32,411	8,124	25%

Gross profit	18,985	12,114	6,871	57%
Gross profit %	32%	27%
Selling and administrative	8,168	7,165	1,003	14%

Operating income	$10,817	$4,949	$5,868	119%

Operating income %	18%	11%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$9,107	21%
Foreign currency change	5,904	13%

Total	$15,011	34%

The following summarizes financial results for Asia Pacific for the first nine months of fiscal 2012. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales increased 21% primarily due to higher sales volumes as a result of an improved lift truck market. The sales increase due to foreign currency changes was primarily a result of the strengthening of the Australian Dollar, Japanese Yen and Korean Won against the US Dollar.

•	Our gross profit percentage increased compared to the prior year primarily due to insurance proceeds related to the Australia flood.

•	Selling and administrative costs increased primarily due to changes in foreign currency rates.

•	During fiscal 2012, operating income increased $2.3 million from flood insurance proceeds we received, which were net of additional costs we incurred related to the Australia flood.

China

	Nine Months Ended October 31
	2011	2010	Change	Change %
Net sales	$54,421	$41,109	$13,312	32%
Transfers between areas	25,075	17,445	7,630	44%

Net sales and transfers	79,496	58,554	20,942	36%
Cost of goods sold	57,092	38,626	18,466	48%

Gross profit	22,404	19,928	2,476	12%
Gross profit %	28%	34%
Selling and administrative	4,728	3,478	1,250	36%

Operating income	$17,676	$16,450	$1,226	7%

Operating income %	22%	28%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$10,803	26%
Foreign currency change	2,509	6%

Total	$13,312	32%

The following summarizes financial results for China for the first nine months of fiscal 2012. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 26% primarily due to higher sales volumes as a result of the growth of the Chinese economy and a strong lift truck market.

•	Transfers to other Cascade locations increased due to higher global demand.

•	Our gross profit percentage decreased due to changes in product mix and strategic pricing adjustments.

•	Selling and administrative costs increased 30% primarily due to higher local taxes and research and development costs.

Non-Operating Items

The following are financial highlights for non-operating items during the first nine months of fiscal 2012:

•	During fiscal 2012 we repatriated $15.5 million of profits from China, which resulted in no additional tax liability due to foreign tax credits.

•

The effective tax rate for fiscal 2012 was 26% primarily due to the release of $3.6 million of tax valuation allowance in The Netherlands. The effective tax rate for fiscal 2011 was 47% primarily due to losses in Europe for which a tax benefit could not be recorded and a $3.4 million charge as a result of recording valuation allowances against deferred tax assets in Italy and the United Kingdom.

CASH FLOWS

Statements of Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the three and nine months ended October 31, 2011 and October 31, 2010 by classifying transactions into three major categories of activities: operating, investing and financing.

The following table presents a summary of our cash flows:

	Three Months Ended October 31		Nine Months Ended October 31
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Operating activities	$19,708	$8,624	$28,945	$11,995
Investing activities	(3,360)	(745)	(8,016)	(2,533)
Financing activities	(29,219)	(2,235)	(25,908)	(5,392)
Effect of exchange rate changes	523	(1,810)	(263)	1,926

Net change in cash and cash equivalents	$(12,348)	$3,834	$(5,242)	$5,996

Operating Activities

Our primary source of liquidity is cash generated from operating activities, which is measured as net income adjusted for changes in working capital and non-cash operating items such as depreciation, amortization and share-based compensation.

The following are operating activity highlights:

•	The increase in net income in fiscal 2012 was primarily the result of higher sales in the current year as a result of strong lift truck markets.

•	Inventories increased during fiscal 2012 compared to fiscal 2011 due to increased customer demand.

•	During the first nine months of fiscal 2012, accounts receivable increased primarily as a result of higher sales.

Investing Activities

Our primary investing activity is capital expenditures, which are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Capital expenditures by geographic segment were as follows (in thousands):

	Three Months Ended October 31		Nine Months Ended October 31
	2011	2010	2011	2010
Americas	$1,528	$697	$3,623	$1,714
Europe	495	4	1,267	226
Asia Pacific	842	736	1,992	1,001
China	617	373	2,308	774

	$3,482	$1,810	$9,190	$3,715

The following are investing activity highlights:

•	Capital expenditures during fiscal 2011 were below historical levels as we limited spending to only critical projects.

•	We expect capital expenditures for the remainder of fiscal 2012 to be approximately $4 million.

Financing Activities

The following are financing activity highlights:

•

During the first quarter of fiscal 2012, increased working capital requirements, arising out of higher sales levels, led to additional borrowings. However, during the second and third quarters of fiscal 2012, we have been able to pay down our debt as working capital requirements have stabilized and we received cash from repatriated overseas profits. In the future, we anticipate paying down the debt further as we continue to generate net income.

•

We declared dividends totaling $7.2 million ($0.65 per share) during fiscal 2012 and $1.9 million ($0.17 per share) during fiscal 2011. We increased our dividend during the current year as a result of improved financial results.

FINANCIAL CONDITION AND LIQUIDITY

The following are highlights regarding our financial condition and liquidity for the first nine months of fiscal 2012:

•

Our working capital, defined as current assets less current liabilities, increased from $135 million at January 31, 2011 to $160 million at October 31, 2011. Our current ratio, defined as current assets divided by current liabilities, decreased from 3.8 to 1 at January 31, 2011 to 3.7 to 1 at October 31, 2011.

•

Total outstanding debt decreased from $42 million at January 31, 2011 to $23 million at October 31, 2011 due to our ability to pay down debt utilizing income from operations and cash from repatriated overseas profits.

We were in compliance with our debt covenants at October 31, 2011. We believe our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditures and debt payment requirements for at least the next twelve months.

As of October 31, 2011, outstanding borrowings under our $100 million credit facility totaled $19 million and an additional $1 million was used to issue letters of credit. Based on these borrowings, the additional amount that may be borrowed under our newly amended loan agreement is $80 million.

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

OFF BALANCE SHEET ARRANGEMENTS

At October 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Goodwill Impairment

In December 2010, a pronouncement was issued that modified the process used to test goodwill for impairment. The pronouncement impacted reporting units with zero or negative carrying amounts and required an additional test to be performed to determine whether goodwill has been impaired and to calculate the amount of that impairment. This amendment is effective for fiscal years beginning after December 15, 2010. We adopted this pronouncement as of January 30, 2011.

In September 2011, accounting guidance was issued which revises the requirements around how entities test goodwill for impairment. It allows companies to perform a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. This guidance is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted.

We normally perform our annual goodwill impairment analysis during the fourth quarter. As there have been no indicators of impairment during the first three quarters of fiscal 2012, we have not determined the potential impact, if any, the adoption of these pronouncements will have on our consolidated financial statements.

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

The following table represents the three-month percentage change from July, 2011 to October 31, 2011 and the nine-month percentage change from January 31, 2011 to October 31, 2011 in the end of month foreign currency rates compared to the U.S. dollar used by our significant operations. As a result of these changes, foreign currency translation adjustments decreased shareholders’ equity by $6.8 million during the quarter ended October 31, 2011 and increased shareholders’ equity by $2.9 million during the first nine months of fiscal 2012.

Currency	Change for Three Months Ended October 31, 2011	Change for Nine Months Ended October 31, 2011
Euro	(4)%	1%
Chinese Yuan	1%	4%
Japanese Yen	(2)%	5%
Australian Dollar	(4)%	6%
Canadian Dollar	(4)%	0%
Korean Won	(6)%	0%
British Pound	(2)%	0%

The table below illustrates the hypothetical increase in net sales for the third quarter of fiscal 2012 resulting from a 10% weaker U.S. dollar against foreign currencies which impact our operations (in millions):

Euro	$2.2
Chinese Yuan	1.7
Japanese Yen	0.8
Australian Dollar	0.7
Canadian Dollar	0.7
Korean Won	0.5
British Pound	0.5
Other currencies (representing 1% of consolidated net sales)	0.1

A 10% weaker U.S. dollar during the quarter, measured against foreign currencies that affect our operations, would have increased our operating income by $1.5 million.

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

Presuming that the full impact of steel price increases is reflected in all steel and steel based component purchases, we estimate our gross profit percentage would decrease by approximately 0.3% for each 1.0% increase in steel prices. Based on our statement of income for the three months ended October 31, 2011, a 1.0% increase in steel prices would have decreased consolidated gross profit by approximately $0.5 million.

The majority of our debt as of October 31, 2011 had a variable interest rate, which was 1.43% at October 31, 2011 and was based on LIBOR plus a margin of 1%. Based on the October 31, 2011 outstanding balance of our variable rate debt of $18.5 million, a 1% increase in our interest rate to 2.43% would result in a $0.2 million increase in annual interest expense.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the three months ended October 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
December 7, 2011

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