Form 10-K
period 2012-01-31
CASCADE CORP
filed 2012-04-04
CIK 18061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of July 31, 2011 was $553,766,874, based on the closing sale price of the common stock on the New York Stock Exchange on that date.

The number of shares outstanding of the registrant’s common stock as of March 8, 2012 was 11,088,735.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be filed within 120 days after the registrant’s fiscal year end of January 31, 2012, to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held June 6, 2012 are incorporated by reference into Part III.

NOTE: All references to fiscal years are defined as year ended January 31, 2012 (fiscal 2012), year ended January 31, 2011 (fiscal 2011) and year ended January 31, 2010 (fiscal 2010).

Forward-looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7) contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross profit, expenses, earnings or losses from operations, synergies or other financial items; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties, and assumptions referred to above include, but are not limited to:

•	General business and economic conditions globally and in particular in the Americas, Europe, the Asia Pacific region and China;

•	Competitive factors and the cyclical nature of the materials handling industry and lift truck orders;

•	Risks and complexities associated with international operations, including foreign currency fluctuations and international tax considerations;

•	Environmental matters;

•	Cost and availability of raw materials;

•	Effectiveness of our cost reduction initiatives; and

•	Impact of acquisitions.

We undertake no obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report. See “Risk Factors” (Item 1A) for additional information on risk factors with the potential to impact our business.

PART I

Item 1.	Business

General

Cascade Corporation (Cascade) was organized in 1943 under the laws of the state of Oregon. The terms “Cascade”, “we”, and “our” include Cascade Corporation and its subsidiaries. Our headquarters are located in Fairview, Oregon, a suburb of Portland, Oregon. We are one of the world’s leading manufacturers of materials handling load engagement devices and related replacement parts, primarily for the lift truck industry and to a lesser extent, the construction industry.

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

Markets

We market our products throughout the world. Our primary customers are companies and industries that use lift trucks for materials handling. Examples of these industries include pulp and paper, grocery products, textiles, recycling and general consumer goods. Additionally, our construction attachments are used on medium and heavy duty construction vehicles which are used in a variety of construction markets including infrastructure, demolition, recycling, forestry, utility and general construction. Our products are sold to the end-user customer through the retail lift truck dealer distribution channel and to lift truck manufacturers as original equipment manufacturer (OEM) equipment.

In major industrialized countries, lift trucks are a widely utilized method of materials handling. In these markets, lift trucks are generally considered maintenance capital investment. This tends to subject the industry in general to the cyclical patterns similar to the broader capital goods economic sector.

Sales of our construction attachments are significantly influenced by levels of commercial, infrastructure and general construction activity, including housing construction.

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

Competition

We are one of the leading global independent suppliers of load engagement products for industrial lift trucks. We compete with a number of companies in different parts of the world, including Bolzoni Auramo, an Italian public company, and privately-owned companies with a strong presence in local and regional markets. A small number of these competitors compete with us globally.

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

A further discussion of the competitive factors in each geographic region follows:

Americas—We are the leading manufacturer in North America and the preferred supplier of many OEMs as well as original equipment dealers (OEDs) and distributors. We compete in this region primarily with smaller regionally-based companies and a limited number of smaller foreign competitors. Our leading position is the result of our continued focus on providing high quality products and outstanding customer service. In South and Central America, we supply highly engineered, customized products that are sourced from various global Cascade manufacturing facilities.

Europe—While we are also a leading manufacturer in Europe, we compete with Bolzoni Auramo and several privately-owned companies with a strong presence in local and regional markets. Price competition in this region has historically resulted in lower gross profit margins than in other regions.

Asia Pacific—Our primary locations in this region include operations in Japan, Australia and Korea. The competitive environment varies somewhat from country to country, and competitors vary in size from smaller regionally-based private companies to some larger lift truck manufacturers. In general, we believe we have established a strong presence in most markets in this region.

China—We have operated in China since 1987 and have established a strong presence in the lift truck market. As a result of the continued growth in China’s economy and the expanded use of lift trucks for various industrial purposes, we are seeing an increase in the number of competitors in the Chinese market, primarily Chinese OEMs and European based manufacturers.

Customers

Our products are marketed and sold primarily to lift truck OEDs, OEMs and distributors globally. In addition to sales to the lift truck market, we do sell products to OEMs who manufacture construction, mining, agricultural and industrial vehicles other than lift trucks.

While no single customer accounts for more than 10% of our consolidated net sales, our five largest customers comprise approximately 25% of our consolidated net sales. Our regional sales, as a percentage, to OEM customers and all other customers are distributed as follows for fiscal 2012:

	OEM Customers	OED Customers
Americas	44%	56%
Europe	28%	72%
Asia Pacific	32%	68%
China	69%	31%
Global	42%	58%

Backlog

Our products are manufactured with short lead times of generally less than two months. Accordingly, the level of backlog orders is not a significant factor in evaluating our overall level of business activity.

Research and Development

Our research and development activities are conducted by a global engineering group with facilities in North America, Asia Pacific and Europe. Our engineering staff develops global designs to be customized and produced regionally based on our customers requirements. Products are being continually developed to meet new applications and the changing needs of the markets.

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

Employees

At January 31, 2012, we had approximately 1,900 full-time employees throughout the world. The majority of these employees are not subject to collective bargaining agreements. Certain employees are subject to national labor agreements in foreign locations.

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

Officers of the Registrant

Robert C. Warren, Jr.—Chief Executive Officer and President (1)—Mr. Warren, 63, has served as President and Chief Executive Officer of Cascade since 1996. He was President and Chief Operating Officer from 1993 until 1996 and was formerly Vice President—Marketing. Mr. Warren joined Cascade in 1972.

Richard S. Anderson—Senior Vice President and Chief Operating Officer (1)—Mr. Anderson, 64, has served as Chief Operating Officer since June 2008. Mr. Anderson has been employed by Cascade since 1972 and held several positions including his appointments as Chief Financial Officer from 2001 to 2008, Vice President—Material Handling Product Group in 1996 and Senior Vice President—International in 1999.

Frank R. Altenhofen, Vice President—Asia Pacific (1)—Mr. Altenhofen, 50, was appointed Vice President, Asia Pacific in June 2008 and was appointed Vice President, Americas in 2007. He started his career with Cascade in 1983 and held numerous manufacturing, marketing, and management positions including General Manager of Cascade’s operations in China, until his departure in 2001. Mr. Altenhofen’s experience from 2001 to 2007 includes four years as President of an international medical device company.

Peter D. Drake, Vice President—Americas (1)—Mr. Drake, 44, was appointed Vice President—Americas in June 2008. He started his career with Cascade in 1991 and has held a number of management positions including serving as Plant Manager for Cascade’s Portland facility from 2000 to 2008.

Kevin B. Kreiter, Vice President—Engineering and Marketing (1)—Mr. Kreiter, 58, has served in his current position since 2007. He has been employed by Cascade since 1979 and has held several positions within the engineering group, including his appointment as Vice President—Engineering in 2006.

Jeffrey K. Nickoloff, Vice President—Corporate Manufacturing (1)—Mr. Nickoloff, 56, has served in his current position since 2002. He has held several positions with Cascade, including his appointments as Director of North American Manufacturing in 2000 and Plant Manager in 1993. Mr. Nickoloff joined Cascade in 1979.

Joseph G. Pointer, Vice President and Chief Financial Officer (1)—Mr. Pointer, 51, has served as Chief Financial Officer since 2008. He was the Vice President—Finance from 2000 to 2008. Prior to joining Cascade in 2000, Mr. Pointer was a partner at PricewaterhouseCoopers LLP in Portland, Oregon.

Davide Roncari, Vice President—Europe (1)—Mr. Roncari, 39, was appointed Vice President—Europe in June 2008. He has held a number of management positions in Cascade’s European operations since 2003, including his most recent assignment as Director of Engineering—Europe and Director of Production for the Verona, Italy manufacturing operations.

Susan Chazin-Wright, Vice President—Human Resources (1)—Ms. Chazin-Wright, 59, was appointed as Vice President–Human Resources in March 2008. Prior to joining Cascade, Ms. Wright served as Director of Human Resources at the Stanford Graduate School of Business and as Vice President of Corporate Services at Denso Corporation, a Toyota affiliate automotive component manufacturer.

John A. Cushing—Treasurer—Mr. Cushing, 51, has served as Treasurer since 2001. He previously was Assistant Treasurer from 1999 until 2001. Prior to joining Cascade in 1999, Mr. Cushing was Assistant Treasurer for Fred Meyer, Inc., a retail company headquartered in Portland, Oregon.

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

Economic or industry downturns

Our business has historically experienced periodic cyclical downturns generally consistent with economic cycles in the markets in which we operate. The level of sales of our products reflects to a significant extent the capital investment decisions of the customers who buy our products and the lift trucks and other vehicles on which our products are used. These customers tend to delay capital projects, including the purchase of new equipment or upgrades, during industry or general economic downturns. Past downturns have been characterized by diminished product demand, excess manufacturing capacity and erosion of gross profit and net income. Therefore, a significant downturn in the markets of our customers, including lift truck manufacturers and to a lesser extent construction equipment manufacturers, or in general economic conditions will result in a reduction in demand for our products and negatively affect our results of operations.

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

Competition

Our products do not depend upon proprietary technology to any significant degree, and therefore can be subject to intense competition. Competitive characteristics of our products include overall performance, ease of use, quality, safety, customer service and support, manufacturing lead times, global reach, brand reputation, breadth of product line and price. Our customers increasingly demand more technologically advanced and integrated products in certain cases and we must continue to develop our expertise and technical capabilities in order to manufacture and market these products successfully. To retain our competitive position, we are continuously working to improve our manufacturing processes, marketing efforts, customer service and distribution networks.

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

Impact of acquisitions

We have historically expanded our business through acquisitions and expect we will do so in the future if appropriate opportunities arise. If we are not successful in integrating acquisitions, we may not realize the operating results we anticipated at the time of acquisition. In addition, industry downturns in the markets the acquired companies serve and general economic conditions may adversely affect our financial results. Future acquisitions may require us to incur additional debt and contingent liabilities, which may materially and adversely affect our business, operating results, cash flows and financial condition. The acquisition and integration of businesses involve a number of risks, including:

•	Doing business in industries outside our present material handling business;

•	Difficulties in integrating operations and systems, and matching the business culture of the acquired business with our culture;

•	Difficulties in the assimilation and retention of employees;

•	Difficulties in retaining customers and integrating customer bases;

•	Diversion of management’s attention from existing operations due to the integration of acquired businesses; and

•	Assumption of unexpected liabilities.

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

Underfunded benefit plans

As of January 31, 2012, our accumulated postretirement benefit obligation under our postretirement benefit plan in the U.S., which is not funded, was $8.7 million. Fluctuations in the discount rate, health care cost trends, retirement and life expectancy rates and changes to participant contributions could cause our obligation under this plan to increase substantially. At some time in the future we may have to make significant cash payments to fund this plan, which would reduce the cash available for our business.

As of January 31, 2012, our projected benefit obligation under our defined benefit pension plans was $8.4 million which exceeds the fair value of plan assets of $8.1 million. The underfunding in our defined benefit pension plans is subject to fluctuations in the discount rate and financial markets that cause the valuation of assets to change. If our cash contributions are insufficient to adequately fund the plans to cover our future obligations, the performance of the pension plan assets do not meet our expectations or assumptions are modified, our contributions could be materially higher than we expect. This would reduce the cash available for our business.

We expect any required cash payments to our plans will be made from future cash flows from operations. Changes in U.S. or foreign laws governing these plans could require us to make additional contributions. Changes to generally accepted accounting principles in the United States could require the recording of additional costs related to these plans.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own and lease various types of properties located throughout the world. Our corporate office is located in Fairview, Oregon. We generally consider the productive capacity of our manufacturing facilities to be adequate and suitable to meet our requirements. Our primary locations are presented below:

Location	Primary Activity	Approximate Square Footage	Status
AMERICAS
Springfield, Ohio	Manufacturing	200,000	Owned
Guelph, Ontario, Canada	Manufacturing	125,000	Owned
Fairview, Oregon	Manufacturing	112,000	Owned
Toronto, Ontario, Canada	Manufacturing	73,000	Leased
Woodinville, Washington	Manufacturing	68,000	Leased
Warner Robins, Georgia	Manufacturing	65,000	Owned
Findlay, Ohio	Manufacturing	52,000	Owned
Fairview, Oregon	Headquarters	43,000	Owned
Lake Elsinore, California	Manufacturing	24,000	Leased
Santos, Brazil**	Distribution	15,000	Leased
EUROPE
Almere, The Netherlands*	Distribution	162,000	Owned
Verona, Italy	Manufacturing	74,000	Leased
Manchester, England	Manufacturing	44,000	Owned
Brescia, Italy	Manufacturing	19,000	Owned
Dusseldorf, Germany	Sales	3,000	Leased
Ancenis, France	Sales	2,000	Leased
Vantaa, Finland	Sales	500	Leased
ASIA PACIFIC
Brisbane, Australia	Manufacturing	46,000	Leased
Osaka, Japan	Sales/Distribution	24,000	Owned
Inchon, Korea	Manufacturing	12,000	Owned
Auckland, New Zealand	Sales/Distribution	9,000	Leased
Johannesburg, South Africa	Sales	9,000	Leased
Pune, India	Sales	120	Leased
CHINA
Xiamen, China	Manufacturing	189,000	Leased
Hebei, China	Manufacturing	88,000	Leased
Xiamen, China	Manufacturing	87,000	Leased
Hebei, China	Manufacturing	65,000	Leased

*	Location is currently available for sale.
**	Acquired March 2012

Item 3.	Legal Proceedings

Neither Cascade nor any of our subsidiaries are involved in any material pending legal proceedings. We believe we are adequately insured against product liability, personal injury and property damage claims, which may occasionally arise.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 8, 2012, there were 143 shareholders of record of Cascade’s common stock including blocks of shares held by various depositories. It is our belief that when the shares held by the depositories are attributed to the beneficial owners, the total exceeds 2,000.

Performance Graph

The following graph compares the annual percentage change in the cumulative shareholder return on our common stock with the cumulative total return of the Russell 2000 Index and an industry group of peer companies, in each case assuming investment of $100 on January 31, 2007, and reinvestment of dividends. The stock price performance shown in the graph below is not necessarily indicative of future stock price performance. Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, the stock performance graph shall not be incorporated by reference into any such filings and shall not otherwise be deemed filed under such acts.

Old peer group is a historical group of companies which we share similar economic characteristics with and includes the following companies: Actuant Corporation, Alamo Group Inc., American Railcar Industries, Inc., Ampco-Pittsburgh Corporation, Astec Industries, Inc., Blount International Inc., Columbus-McKinnon Corporation, Foster (LB) Corporation, IDEX Corporation, Miller Industries Inc. and The Greenbrier Companies.

New peer group is a group of companies, with characteristics similar to ours, that are used to evaluate our executive compensation and comprises the following companies: Accuride, Actuant Corporation, Alamo Group Inc., Altra Holdings Inc., American Railcar Industries, Inc., Astec Industries, Inc., Blount International Inc., Columbus-McKinnon Corporation, Foster (LB) Corporation, The Greenbrier Companies and Titan International Inc.

Market Information

The high and low sales prices of our common stock based on intra-day prices on the New York Stock Exchange for each quarter during the last two fiscal years were as follows:

	Year Ended January 31
	2012		2011
	High	Low	High	Low
First quarter	$52.53	$42.15	$40.35	$25.33
Second quarter	55.67	37.90	43.36	27.34
Third quarter	51.30	31.30	40.65	27.55
Fourth quarter	58.33	37.30	51.82	34.65

Dividends

The cash dividends declared during each quarter of the last two fiscal years were as follows:

	Year Ended January 31
	2012	2011
First quarter	$0.20	$0.02
Second quarter	0.20	0.05
Third quarter	0.25	0.10
Fourth quarter	0.25	0.10

	$0.90	$0.27

Stock Exchange Listing and Transfer Agent

Cascade’s stock is traded on the New York Stock Exchange under the symbol CASC.

Cascade’s registrar and transfer agent is Computershare, P.O. Box 358015, Pittsburgh, P.A., 15252, (877) 268-3023.

Equity Compensation Plan Information

For information on our equity compensation plans, see Items 8 and 12 of this report.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and accompanying notes contained in Item 8 of this Form 10-K.

	Year Ended January 31
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts and employees)
Income statement data:
Net sales	$535,767	$409,858	$314,353	$534,172	$558,073
Operating income (loss)(1)	$87,415	$42,276	$(31,494)	$11,477	$95,613
Net income (loss)(2)	$63,046	$21,406	$(38,649)	$1,267	$60,147
Cash flow data:
Cash flows from operating activities	$54,219	$27,778	$45,413	$41,086	$53,326
Cash flows from investing activities	$(13,415)	$(4,790)	$(5,732)	$(16,134)	$(31,627)
Cash flows from financing activities	$(45,357)	$(20,930)	$(44,659)	$(20,382)	$(33,432)
Free cash flow(3)	$40,802	$21,731	$39,479	$24,377	$30,518
Stock information:
Basic earnings (loss) per share(2)	$5.74	$1.97	$(3.57)	$0.12	$5.08
Diluted earnings (loss) per share(2)	$5.58	$1.93	$(3.57)	$0.11	$4.88
Dividends declared	$0.90	$0.27	$0.12	$0.78	$0.70
Balance sheet information:
Cash and cash equivalents	$24,928	$25,037	$20,201	$31,185	$21,223
Inventories	$86,660	$67,041	$63,466	$90,806	$85,049
Working capital(4)	$155,569	$135,124	$112,378	$161,718	$151,971
Property, plant and equipment, net	$71,439	$66,978	$73,408	$93,826	$98,350
Total assets	$394,559	$359,179	$341,931	$397,583	$462,500
Total debt	$5,639	$42,337	$59,416	$102,763	$110,716
Shareholders’ equity	$310,727	$248,556	$215,762	$236,967	$268,025
Other:
Capital expenditures	$13,417	$6,047	$5,934	$16,709	$22,808
Depreciation	$9,826	$9,980	$11,893	$13,801	$13,898
Amortization	$156	$156	$403	$2,519	$3,214
Share-based compensation expense(5)	$2,486	$2,654	$3,562	$4,421	$4,451
Interest expense, net of interest income	$542	$1,803	$1,561	$3,475	$3,315
Diluted weighted average shares outstanding	11,293	11,104	10,816	11,077	12,333
Number of employees	1,900	1,800	1,700	2,100	2,400

(1)	Amount includes $5,171 of net flood insurance proceeds in 2012, $5,145 of flood expense in 2011, $30,001 of restructuring costs in 2010, a $46,376 asset impairment charge in 2009 and a $15,977 insurance litigation recovery in 2008.

(2)	Amount includes after-tax net flood insurance proceeds of $3,620 ($0.32 per diluted share) in 2012, after-tax flood expense of $3,601 ($0.32 per diluted share) in 2011, an after-tax restructuring charge of $29,519 ($2.73 per diluted share) in 2010, an after-tax asset impairment charge in 2009 of $31,576 ($2.85 per diluted share) and an after-tax insurance litigation recovery in 2008 of $10,026 ($0.81 per diluted share).

(3)	A non-GAAP measure defined as cash flow from operating activities less capital expenditures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7) for additional information on free cash flow.

(4)	Defined as current assets less current liabilities.

(5)	See Notes 2 and 13 to the Consolidated Financial Statements for additional information on share-based compensation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of certain significant factors that have affected our financial condition as of January 31, 2012, and the results of operations and cash flows for the fiscal years ended January 31, 2012, 2011 and 2010. This information should be read in conjunction with our consolidated financial statements and notes thereto under Item 8, “Financial Statements and Supplementary Data” of this report.

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

RECENT TRENDS AND DEVELOPMENTS AFFECTING OUR RESULTS

Global Economic and Lift Truck Market Outlook

Over the last couple of years, we experienced the effects of the global recovery in the lift truck market, which led to increased sales and improved margins in most regions. However, during the later half of fiscal 2012 we started to experience a slower rate of growth in markets globally.

We expect the lift truck market for the Americas and Asia Pacific regions to experience modest growth during fiscal 2013. The outlook for Europe in fiscal 2013 appears to be stable, however, events surrounding the European debt crisis and other economic factors in Europe could have a dramatic affect on the market. China is currently experiencing a slowdown of lift truck shipments, which could result in lower lift truck shipment levels during fiscal 2013 than was experienced in fiscal 2012. It is difficult to predict the length and severity of the current slowdown in China.

The following table shows the year-over-year percent increase in global lift truck shipments over the past two fiscal years.

	Lift Truck Shipments
	Fiscal 2012 vs 2011	Fiscal 2011 vs 2010
Americas	41%	3%
Europe	35%	19%
Asia Pacific	22%	30%
China	20%	68%
Global	28%	36%

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

Use of Cash

In recent years we used excess cash to reduce our outstanding debt balance. At January 31, 2012 our cash balance was $25 million and our outstanding debt balance was $6 million. Our revolving line of credit is expected to be completely paid off during the first quarter of fiscal 2013, leaving only our debt in Japan remaining. Given our liquidity position we are evaluating various growth opportunities, both within and outside the lift truck and construction equipment industries. Our board of directors will also continue to review our dividend policy periodically, in light of our cash flows and operating results.

COMPARISON OF FISCAL 2012, 2011 and 2010

Executive Summary

	Year Ended January 31
	2012	2011	2010
	(In thousands, except per share amounts)
Net sales	$535,767	$409,858	$314,353
Gross profit %	32%	30%	23%
Operating income (loss)	$87,415	$42,276	$(31,494)
Operating income %	16%	10%	(10%)
Income (loss) before taxes	$85,820	$39,535	$(33,498)
Provision for income taxes	$22,774	$18,129	$5,151
Effective tax rate	27%	46%	(15%)
Net income (loss)	$63,046	$21,406	$(38,649)
Diluted earnings (loss) per share	$5.58	$1.93	$(3.57)

The following summarizes consolidated financial results. All percentage comparisons to prior years exclude the impact of foreign currencies:

•	Consolidated net sales increased 27% in fiscal 2012 and 29% in fiscal 2011 primarily as a result of higher sales volumes in all regions due to a stronger global lift truck market.

•

Our consolidated gross profit percentages in fiscal 2012 and 2011 reflect the benefits of cost absorption due to increased sales volumes and cost cutting measures implemented prior to fiscal 2011. The gross profit for fiscal 2011 was reduced by a charge of $2.2 million for inventory write-offs in Australia due to extensive flooding in the region during January 2011.

•

The lower gross profit percentage in fiscal 2010 was primarily a result of operational costs associated with our European restructuring, including costs associated with operational disruptions and inventory write-offs, and unabsorbed costs due to lower sales volumes, particularly in Europe and North America.

•	In January 2011, our facility in Australia was severely damaged by flooding. Our results were impacted, by this flood, during fiscal 2012 and 2011 as follows (in thousands):

	Fiscal 2012	Fiscal 2011
Insurance proceeds	$(8,081)	$—
Inventory write down (recovery), net	(413)	2,167
Fixed asset write down (recovery), net	(299)	2,451
Other flood related costs	3,622	527

Pre-tax net expense (recovery)	(5,171)	5,145
Tax effect	(1,551)	1,544

After tax net expense (recovery)	$(3,620)	$3,601

Net expense (recovery) per diluted share	$(0.32)	$0.32

•

We incurred European restructuring costs of $1.2 million and $30.0 million during fiscal 2011 and 2010, respectively. These costs related to closing certain European sales offices and shutting down production activities at our facilities located in France, Germany and The Netherlands.

•

During fiscal 2010, we recorded a $1.3 million environmental charge primarily related to our Springfield, Ohio location. This expense was the result of formalizing a revised remediation plan with the Ohio Environmental Protection Agency, which will require additional cleanup activities related to groundwater contamination through fiscal 2019.

•

The effective tax rate of 27% in fiscal 2012 was lower than 2011 due to the release of $3.6 million of tax valuation allowances in The Netherlands. This release was due to improved financial performance in The Netherlands resulting from the restructuring of our manufacturing operations and sales agent model and the financial results of our parts business.

•

The effective tax rate of 46% in fiscal 2011 was higher due to our inability to recognize a tax benefit on losses incurred in several European countries and taxes on foreign dividends related to the repatriation of cash to the U.S.

•

The effective tax rate of (15%) in fiscal 2010 was impacted by our inability to recognize a tax benefit on losses incurred in several European countries and taxes due in countries where we generated income.

Americas

	Year Ended January 31
	2012	2011	2010
	(In thousands)
Net sales	$280,366	$206,079	$154,654
Transfers between areas	27,826	24,611	15,086

Net sales and transfers	308,192	230,690	169,740

Cost of goods sold	213,656	160,862	120,933

Gross profit	94,536	69,828	48,807

Gross profit %	31%	30%	29%
Selling and administrative	48,924	43,785	41,251

Operating income	$45,612	$26,043	$7,556

Operating income %	15%	11%	4%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Fiscal 2012 vs 2011		Fiscal 2011 vs 2010
	Change	Change %	Change	Change %
Net sales change	$73,037	35%	$49,728	32%
Foreign currency change	1,250	1%	1,697	1%

Total	$74,287	36%	$51,425	33%

The following summarizes financial results for the Americas. All percentage comparisons to prior years exclude the impact of foreign currencies:

•	Net sales increased 35% in fiscal 2012 and 32% in fiscal 2011 primarily due to higher sales volumes as a result of improving economic conditions.

•	Shipments of product to other Cascade locations increased in fiscal 2012 and 2011 due to increased customer demand globally.

•	Our gross profit percentage steadily increased during the three year period ended January 31, 2012 due to improved cost absorption as a result of higher sales volumes.

•	During fiscal 2012, selling and administrative costs increased 11% primarily due to additional warranty expense, consulting fees and personnel costs.

•

Selling and administrative costs increased 5% in fiscal 2011 primarily due to increased executive incentive compensation, sales commissions, reinstatement of previously frozen salary increases and other personnel costs as a result of improved financial performance.

•

During fiscal 2010, we recorded a $1.3 million environmental charge, in selling and administrative costs, primarily related to our Springfield, Ohio location. This expense was the result of formalizing a revised remediation plan with the Ohio Environmental Protection Agency, which required additional cleanup activities related to groundwater contamination.

Europe

	Year Ended January 31
	2012	2011	2010
	(In thousands)
Net sales	$109,551	$88,124	$81,068
Transfers between areas	992	525	3,648

Net sales and transfers	110,543	88,649	84,716

Cost of goods sold	87,611	76,563	90,021

Gross profit (loss)	22,932	12,086	(5,305)
Gross profit (loss) %	21%	14%	(6%)

Selling and administrative	18,491	17,932	19,695
European restructuring costs	25	1,237	30,001

Operating income (loss)	$4,416	$(7,083)	$(55,001)

Operating income (loss) %	4%	(8%)	(65%)

Details of the change in net sales compared to prior years are as follows (in thousands):

	Fiscal 2012 vs 2011		Fiscal 2011 vs 2010
	Change	Change %	Change	Change %
Net sales change	$16,298	18%	$11,310	14%
Foreign currency change	5,129	6%	(4,254)	(5%)

Total	$21,427	24%	$7,056	9%

The following summarizes financial results for Europe. All percentage comparisons to prior years exclude the impact of foreign currencies:

•	Net sales increased 18% in fiscal 2012 and 14% in fiscal 2011 primarily due to higher sales volumes as a result of a stronger lift truck market.

•

During fiscal 2012, the increase in our gross profit percentage was a result of increased cost absorption as a result of higher sales volumes, a continuing shift in sourcing more products from China, sales price increases for certain products and continuing efforts to reduce our overall cost structure. Our gross profit percentage improvement in fiscal 2011 was due to operational efficiencies as a result of significant restructuring activities and sales price increases. The gross loss in fiscal 2010 was due to costs associated with our significant European restructuring activities, including operational disruption costs and inventory write-offs. In addition, significantly lower sales volumes resulted in unabsorbed overhead costs, as all facilities operated under reduced work schedules during fiscal 2010.

•

Selling and administrative costs decreased 2% in fiscal 2012 and 5% in fiscal 2011 primarily due to lower personnel costs, as a result of headcount reductions made as part of our European restructuring activities.

•

During fiscal 2011, we incurred $1.2 million in restructuring costs primarily related to closure of certain sales offices and a building write-down in Germany. Restructuring costs of $30 million incurred during fiscal 2010 were primarily a result of closing production facilities in Germany ($10.9 million), The Netherlands ($13.2 million) and France ($5.3 million). These costs included severance costs of $17.3 million, fixed asset write-downs of $9 million, costs for movement of equipment and facility shutdowns of $2.6 million and other restructuring costs of $1.1 million.

Asia Pacific

	Year Ended January 31
	2012	2011	2010
	(In thousands)
Net sales	$77,710	$59,676	$44,102
Transfers between areas	127	128	147

Net sales and transfers	77,837	59,804	44,249

Cost of goods sold	53,896	45,797	32,972

Gross profit	23,941	14,007	11,277

Gross profit %	31%	23%	25%
Selling and administrative	11,216	9,538	7,487
Australia flood costs (proceeds), net	(3,137)	2,978	—

Operating income	$15,862	$1,491	$3,790

Operating income %	20%	2%	9%

Details of the change in net sales compared to prior years are as follows (in thousands):

	Fiscal 2012 vs 2011		Fiscal 2011 vs 2010
	Change	Change %	Change	Change %
Net sales change	$11,397	19%	$9,910	22%
Foreign currency change	6,637	11%	5,664	13%

Total	$18,034	30%	$15,574	35%

The following summarizes the financial results for Asia Pacific. All percentage comparisons to prior years exclude the impact of foreign currencies:

•	Net sales increased 19% in fiscal 2012 and 22% in fiscal 2011 due to higher sales volumes as a result of strong lift truck markets.

•

Our gross profit percentage increased in fiscal 2012 primarily as a result of net flood insurance proceeds we received during fiscal 2012 and inventory write-offs in fiscal 2011 as a result of the Australia flood. The impact of the Australia flood on gross profit for fiscal 2012 and 2011 was as follows (in thousands):

	Fiscal 2012	Fiscal 2011
Gross profit	$23,941	$14,007
Flood costs (proceeds), net	(2,034)	2,167

Gross profit without flood costs (proceeds)	21,907	16,174

Gross profit % without flood costs (proceeds)	28%	27%

•

Selling and administrative costs increased 7% in fiscal 2012 primarily due to higher personnel, warranty and professional fees. During fiscal 2011, selling and administrative costs increased 14% as a result of higher selling and personnel costs.

•	In January 2011, our facility in Brisbane, Australia was severely damaged by flooding. During fiscal 2012 and 2011 our results in Asia Pacific were impacted by this flood as follows (in thousands):

	Fiscal 2012	Fiscal 2011
Operating income (loss)	$15,862	$1,491
Insurance proceeds	(8,081)	—
Inventory write down (recovery), net	(413)	2,167
Fixed asset write down (recovery), net	(299)	2,451
Other flood related costs	3,622	527

Operating income without flood impact	$10,691	$6,636

Operating income without flood impact %	14%	11%

China

	Year Ended January 31
	2012	2011	2010
	(In thousands)
Net sales	$68,140	$55,979	$34,529
Transfers between areas	32,569	23,517	10,549

Net sales and transfers	100,709	79,496	45,078
Cost of goods sold	72,831	52,729	28,787

Gross profit	27,878	26,767	16,291

Gross profit %	28%	34%	36%
Selling and administrative	6,353	4,942	4,130

Operating income	$21,525	$21,825	$12,161

Operating income %	21%	27%	27%

Details of the change in net sales compared to prior years are as follows (in thousands):

	Fiscal 2012 vs 2011		Fiscal 2011 vs 2010
	Change	Change %	Change	Change %
Net sales change	$9,062	16%	$20,779	60%
Foreign currency change	3,099	6%	671	2%

Total	$12,161	22%	$21,450	62%

The following summarizes the financial results for China. All percentage comparisons to prior years exclude the impact of foreign currencies:

•

Net sales increased in fiscal 2012 and fiscal 2011 primarily due to higher sales volumes as a result of growth in the Chinese economy and a strong lift truck market. The rate of growth has slowed in fiscal 2012 compared to 2011 due to a general slowdown in the Chinese economy which is also impacting lift truck shipments.

•	Transfers to other Cascade locations increased in fiscal 2012 and 2011 due to higher customer demand in Europe and Asia Pacific.

•

During fiscal 2012, our gross profit percentage decreased primarily due to strategic pricing reductions, product mix and higher overhead costs. Our gross profit percentage decrease in fiscal 2011 was due to changes in product mix and higher intercompany transfers mostly to the Europe and Asia Pacific regions, which carry lower gross margins.

•

Selling and administrative costs increased 23% in fiscal 2012 primarily due to higher local taxes, personnel costs and selling expense. During fiscal 2011, selling and administrative costs increased 18% due to higher research and development costs and increased incentive and personnel costs as a result of improved financial performance.

Non-Operating Items

The following are financial highlights for non-operating items:

•	Interest expense decreased during fiscal 2012 as a result of paying down our debt and lower interest rates due to an amended loan agreement.

•

During fiscal 2012, foreign currency losses remained consistent as foreign currency rate trends were comparable to fiscal 2011. Foreign currency losses increased $0.5 million in fiscal 2011 as a result of greater volatility in foreign currency rates compared to fiscal 2010.

•	Our effective tax rate for fiscal 2012 was 27% primarily due to the release of a $3.6 million tax valuation allowance on deferred tax assets in The Netherlands.

•	Our effective tax rate for fiscal 2011 was 46% primarily due to recording of additional valuation allowances related to losses in Europe for which we were unable to realize tax benefits.

•

Our effective tax rate for fiscal 2010 was (15%) a result of our inability to realize a tax benefit for losses incurred in several European countries and taxes due in countries where we were generating income.

•

We repatriated cash to the U.S. and Canada from China of $17.1 million, $7.1 million and $23.4 million during fiscal 2012, 2011 and 2010, respectively. The repatriation did not result in additional cash taxes due to foreign tax credits.

•	Our debt balance at January 31, 2012 was $5.6 million. We reduced our outstanding debt by $36.7 million in fiscal 2012, $17.1 million in fiscal 2011 and $43.3 million in fiscal 2010.

Fourth Quarter Results

	Three Months Ended January 31
	2012	2011	2010
	(In thousands, except per share amounts)
Net sales	$125,924	$110,348	$80,572
Cost of goods sold	89,504	78,686	62,179

Gross profit	36,420	31,662	18,393
Gross profit %	29%	29%	23%
Selling and administrative expenses	20,759	20,545	17,891
Environmental	—	—	1,255
Australia flood costs (proceeds), net	(2,871)	2,978	—
European restructuring costs	—	1,222	12,121

Operating income (loss)	18,532	6,917	(12,874)
Operating income (loss) %	15%	6%	(16%)
Interest expense, net	65	289	421
Foreign currency loss, net	16	186	159

Income (loss) before provision for income taxes	18,451	6,442	(13,454)
Provision for income taxes	5,255	2,718	976

Net income (loss)	$13,196	$3,724	$(14,430)

Diluted earnings (loss) per share	$1.16	$0.33	$(1.33)

Operating income (loss) by region:
Americas	$9,438	$7,423	$1,403
Europe	200	(2,423)	(18,750)
Asia Pacific	5,045	(3,458)	701
China	3,849	5,375	3,772

	$18,532	$6,917	$(12,874)

The following summarizes the financial results for the fourth quarter. All percentage comparisons to prior years exclude the impact of foreign currencies:

•

During the fourth quarter of fiscal 2012, our consolidated net sales increased 13% compared to an increase of 17% in global lift truck shipments. Our increase in sales was primarily due to higher sales volumes as a result of favorable economic conditions and a strong lift truck market in the regions of the Americas, Europe and Asia Pacific. Consolidated net sales increased 36% in 2011 primarily due to higher sales volumes as a result of improved economic conditions and a stronger global lift truck market Global lift truck shipments were up 38% in 2011 compared to the prior year.

•

Our consolidated gross profit percentage during fiscal 2012 was impacted by strategic pricing reductions in China, a higher percentage of lower margin products sold and increased overhead costs. Our consolidated gross profit percentage increased in fiscal 2011 primarily as a result of improved cost absorption due to increased sales volumes and the benefit of cost cutting measures implemented during fiscal 2010. This increase was partially offset by a charge of $2.2 million for inventory write-offs in Australia due to the flooding. In fiscal 2010, our consolidated gross profit percentage was lower primarily as a result of operational costs associated with our European restructuring, including considerable operational disruption costs and inventory writeoffs.

•

During fiscal 2011, selling and administrative expenses increased 8% due primarily to increased sales commissions, higher executive incentive compensation, the reinstatement of previously frozen salary increases and other personnel costs as a result of improved financial performance in the current year.

Selling and administrative expenses in fiscal 2010 included a $1.3 million environmental charge primarily related to our Springfield, Ohio location. This expense was the result of formalizing a revised remediation plan with the Ohio Environmental Protection Agency, which required additional cleanup activities related to groundwater contamination.

•

During fiscal 2012, we continued to incur costs and receive insurance proceeds, relating to the flood in Australia. Our results were impacted during the fourth quarter of fiscal 2012 and 2011 as follows (in thousands):

	Fiscal 2012	Fiscal 2011
Insurance proceeds	$(3,027)	$—
Inventory write down	—	2,167
Fixed asset write down	—	2,451
Other flood related costs	156	527

Net expense (recovery)	$(2,871)	$5,145

•

We incurred restructuring costs of $1.2 million in fiscal 2011 and $12.1 million in fiscal 2010, primarily related to the closure of certain European sales offices and shutting down production at our fork facility in Hagen, Germany.

•

The income tax rates in fiscal 2012, 2011 and 2010 were 28%, 42% and (7%), respectively. The fiscal 2011 and 2010 rates were due to our inability to realize a tax benefit in several European countries where we incurred losses.

CASH FLOWS

Free Cash Flow

Free cash flow, a non-GAAP measure, is defined as cash flows from operating activities less capital expenditures. Free cash flow is considered a liquidity measure and provides useful information to management and investors about the amount of cash generated after capital expenditures, which can then be used for strategic opportunities including, among others, investing in our business, making strategic acquisitions and strengthening our balance sheet. A limitation of free cash flow is that it does not represent the total increase or decrease in the cash balance for the period.

In addition, management refers to these financial measures to facilitate internal and external comparisons to our historical operating results, in making operating decisions and for budget planning purposes. These measures should be considered in addition to, not as a substitute for, or superior to, gross profit, income from operations, cash flows from operating activities, or other measures of financial performance prepared in accordance with generally accepted accounting principles. The following table presents a summary of our free cash flow:

	Year Ended January 31
	2012	2011	2010	2009	2008
	(In thousands)
Cash flows from operating activities	$54,219	$27,778	$45,413	$41,086	$53,326
Capital expenditures	(13,417)	(6,047)	(5,934)	(16,709)	(22,808)

Free cash flow	$40,802	$21,731	$39,479	$24,377	$30,518

The increase in free cash flow during fiscal 2012 is primarily a result of higher net income, which was offset by higher levels of inventory and accounts receivable due to increased sales volumes. The decrease in free cash flow during fiscal 2011 is primarily a result of higher levels of accounts receivable due to increased sales volumes. Free cash flow levels in fiscal 2010 were primarily the result of reductions in accounts receivable and inventory during the economic downturn.

Statements of Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the three years ended January 31, 2012 by classifying transactions into three major categories of activities: operating, investing and financing.

Our overall balance of cash and cash equivalents was $25 million at January 31, 2012 including a balance of $13 million in China. Legal restrictions and tax consequences in certain jurisdictions could limit our ability to repatriate cash to the United States. Certain repatriations of cash could result in negative tax consequences.

The following table presents net changes in cash and cash equivalents for the three years ended January 31, 2012.

	Year Ended January 31
	2012	2011	2010
	(In thousands)
Operating activities	$54,219	$27,778	$45,413
Investing activities	(13,415)	(4,790)	(5,732)
Financing activities	(45,357)	(20,930)	(44,659)
Effect of exchange rate changes	4,444	2,778	(6,006)

Net change in cash	$(109)	$4,836	$(10,984)

Operating

Our primary source of liquidity is cash generated from operating activities which is measured as net income or loss adjusted for changes in working capital and non-cash operating items such as depreciation, amortization and share-based compensation.

The following are operating activity highlights:

•

The increase in net income during fiscal 2012 and 2011 was primarily a result of higher sales and improved margins. The net loss in fiscal 2010 was a result of significantly lower sales volumes and gross margins and restructuring charges.

•

Inventories increased $19.2 million during fiscal 2012 and $4.4 million during fiscal 2011 due to additional product needed to meet increased customer demand. During fiscal 2010 inventories decreased $34.1 million as we limited purchases of materials, focused on lowering inventory quantities and wrote off inventory as a result of our European restructuring plan.

•

Accounts receivable increased $11 million in fiscal 2012 and $14 million in fiscal 2011 due to higher sales. Accounts receivable decreased $18.2 million during fiscal 2010 due to lower sales related to the economic downturn.

Investing

During the three years ended January 31, 2012, our investing activities consisted primarily of capital expenditures and an acquisition of intangible assets.

Capital expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Capital expenditures by geographic segment were as follows (in thousands):

	Year Ended January 31
	2012	2011	2010
Americas	$5,781	$3,021	$1,878
Europe	2,149	361	2,678
Asia Pacific	2,736	1,278	581
China	2,751	1,387	797

	$13,417	$6,047	$5,934

The following are capital expenditures highlights:

•	Capital expenditures during fiscal 2012 were consistent with historical levels.

•	During fiscal 2011 and fiscal 2010 we limited capital spending to only critical projects.

•	During fiscal 2010, capital expenditures were made to rationalize production capacity within Europe.

•	During fiscal 2013, we anticipate spending approximately $17 million on global capital expenditures.

Our acquisition of intangible assets, from a company located in the U.S., for $1.5 million in fiscal 2012 is for the purchase of rights to manufacture and sell a line of construction attachments. The purchase price was allocated to a trademark, patents and customer relationships.

Financing

The following were major financing activities:

•

Net borrowings outstanding against our line of credit were $2 million, $39 million and $53 million as of January 31, 2012, 2011 and 2010, respectively. The decreases in our outstanding balances in these years have been a result of our focus on paying down debt with available cash.

•	We declared dividends of $0.90, $0.27 and $0.12 per share in fiscal 2012, 2011 and 2010, respectively, reflecting improved profitability in 2012 and 2011.

FINANCIAL CONDITION AND LIQUIDITY

The following are highlights regarding our financial condition and liquidity for fiscal 2012:

•

Our working capital, defined as current assets less current liabilities, increased from $135 million at January 31, 2011 to $156 million at January 31, 2012. The increase is primarily due to higher accounts receivable and inventory due to higher sales.

•	Total outstanding debt, including notes payable to banks, decreased from $42.3 million at January 31, 2011 to $5.6 million at January 31, 2012. We utilized cash from operations to pay down debt.

In August 2011, we entered into an amended and restated loan agreement with Bank of America and Union Bank. The amendment:

•	decreased the amount of our credit facility to $100 million;

•	extended the commitment period through August 2016;

•	decreased the interest rate on the loan 0.25% to a range of 1.0% to 2.0% over LIBOR, based on our consolidated leverage ratio;

•	included a provision that allows us to increase the amount of the credit facility by up to $50 million, subject to lenders’ approval; and

•	included no changes to debt covenants.

We were in compliance with our debt covenants at January 31, 2012.

As of January 31, 2012, outstanding borrowings under our credit facility totaled $2 million and an additional $650,000 was used to issue letters of credit. Additional borrowings available under our line of credit was $97 million. Amounts under the line of credit bear interest at LIBOR plus a margin between 1.0% and 2.0%, based on our consolidated leverage ratio. As of January 31, 2012, the interest rate on the line of credit, which was based on LIBOR plus a margin of 1%, was 1.26%. No principal payments are required until August 2016.

As of January 31, 2012, our debt also included a note payable for $3.5 million, which is collateralized by land and a building. Principal is payable monthly through fiscal 2018 at a fixed interest rate of 2.4%.

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

OTHER MATTERS

Defined Benefit Pension Plans

We maintain defined benefit pension plans in England and France covering certain present and former employees. We calculate the liability and net periodic pension costs related to our defined benefit plans on an annual basis. The following are highlights of these defined benefit pension plans:

•

Our projected benefit obligation for defined benefit pension plans was $8.4 million at January 31, 2012 compared to $8.5 million at January 31, 2011. The slight decrease is the result of benefits paid during the year and a lower exchange rate at the end of fiscal 2012, which offset a decrease in the discount rate in the current year.

•

The unfunded pension liability, net of plan assets, was $0.2 million and $1.1 million as of January 31, 2012 and 2011, respectively. The change is primarily a result of an increase in the value of plan assets.

•

The allocation of assets in our pension plan in England at January 31, 2012 is comprised of equities (50%), bonds (47%) and cash (3%). Equities comprise an investment in a multi-asset mutual fund which invests in domestic and international equity securities, mutual funds, property and cash. Bonds include an investment in a bond fund that invests primarily in U.K. government securities and to a lesser extent corporate bonds, commercial paper, cash and other debt securities.

•	Our expected cash contribution to fund the pension plan in England in fiscal 2013 is $0.3 million.

•	Our defined benefit pension plan in France is not material.

Postretirement Health Care Plan

We maintain a postretirement health care benefit plan in the United States that provides health care coverage for approximately 145 eligible retirees and qualifying dependents. Another 70 current employees, all over 55 years of age, will be eligible to participate upon retirement. No additional employees will be eligible to participate in the plan. We calculate the liability and net periodic cost related to this health care plan on an annual basis. The following are highlights of the postretirement plan:

•

The postretirement plan is currently unfunded with an accumulated postretirement benefit obligation of $8.7 million and $7.4 million at January 31, 2012 and 2011, respectively. The increase is primarily a result of a lower discount rate for fiscal 2012.

•

Due to the continued trend of increasing health care costs, the overall cost of the plan may continue to rise in future years. We will continue to investigate various options to mitigate future cost increases.

•

We currently fund this plan on a pay-as-you-go basis. Annual cash contributions represent gross benefit payments less required retiree contributions and the medicare subsidy. During fiscal 2012 we contributed a net amount of $0.2 million to this plan. Our expected cash contribution in fiscal 2013 is $0.4 million.

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

Environmental Matters

We are engaged in ongoing environmental remediation efforts at our Fairview, Oregon and Springfield, Ohio manufacturing facilities. Current estimates provide for some level of remediation activities at both facilities through 2019. Costs of certain remediation activities at the Fairview facility are shared with The Boeing Company, with Cascade paying 70% of actual remediation costs. The following are highlights of environmental matters:

•

We are presently conducting tests in a few areas near the Fairview facility to assess the effectiveness of the remediation activities to date. A determination that further remediation steps are required would result in increases in our current cost estimates. We expect to receive the results of these tests during the first half of fiscal 2013, after which the need for additional steps, if any, and the range of costs involved can be determined.

•

The environmental liability was $3.6 million and $4.4 million as of January 31, 2012 and 2011, respectively. The liability decrease was primarily a result of payments made during fiscal 2012 for remediation activities at both the Fairview and Springfield sites.

•

During fiscal 2010 we recorded a $1.3 million environmental charge primarily related to our Springfield, Ohio location. This expense was a result of formalizing a revised remediation plan with the Ohio Environmental Protection Agency, which required additional cleanup activities related to groundwater contamination.

•	We expect our cash payments for environmental matters during fiscal 2013 to be approximately $1.3 million.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of January 31, 2012:

	Payment due by fiscal year
	Total	2013	2014 - 2015	2016 - 2017	After 2017
	(In thousands)
Notes payable to banks	$99	$99	$—	$—	$—
Long-term debt	5,540	590	1,180	3,180	590
Estimated interest payments(1)	270	92	113	57	8
Operating leases	7,632	2,463	3,879	1,236	54
Environmental payments	3,558	1,279	1,186	577	516
Defined benefit pension obligations(2)	8,361	581	1,198	919	5,663
Postretirement benefit obligation(3)	8,687	372	848	933	6,534

Total(4)	$34,147	$5,476	$8,404	$6,902	$13,365

(1)	Interest payments on notes payable to banks and the line of credit are calculated using an interest rate of 1.26% and assumes payment of the debts during the middle of fiscal 2013. Interest payments on the note payable in Japan are calculated using an interest rate of 2.4% and assumes monthly principal payments through fiscal 2018.

(2)	Represents committed and current minimum funding requirements for all plans. The total payments due in the future may vary from these estimates based on actual returns on plan assets, changes in assumptions, plan modifications and actuarial gains and losses.

(3)	Payments represent gross benefit payments less required retiree contributions and the Medicare subsidy. The total payments due in the future may vary from these estimates based on changes in assumptions, plan modifications and actuarial gains and losses.

(4)	The total recorded liability for uncertain tax positions was $5.1 million, including related interest and penalties at January 31, 2012. We are not able to reasonably estimate when or if cash payments of the long term liability for uncertain tax positions will occur.

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

During fiscal 2011, we recorded $2.5 million of write downs related to fixed assets damaged due to the flooding in Australia and $1 million related to the write down of a building in Germany as a result of our European restructuring. During fiscal 2010, we recorded $9 million of fixed asset write downs related to buildings and machinery that we were no longer using as a result of our European restructuring activities.

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

Our goodwill impairment assessment is performed at the reporting unit level. We define our reporting units as either operating segments or components, which are one level below an operating segment. Components of an operating segment are businesses where financial information is available and regularly reviewed by our management. Where appropriate, we have aggregated components that have similar economic characteristics into a single reporting unit.

We define our operating segments to be Americas, Europe, Asia Pacific and China and define our reporting units for purposes of our goodwill impairment assessment to be Americas Non-Construction, Americas Construction, Europe and Australia. There is no goodwill in China or in the other components comprising our Asia Pacific operating segment, therefore these are not included as reporting units in our goodwill impairment assessment.

The chart below outlines the relationship between our operating segments and goodwill reporting units:

Business	Operating Segment	Goodwill Reporting Unit
Americas	X
Non-Construction		X
Construction		X
Europe	X	X
Asia Pacific	X
Australia		X
Other		N/A
China	X	N/A

N/A—location does not have recorded goodwill.

During the fourth quarter of fiscal 2012, we adopted the new accounting guidance for assessing goodwill impairment. This three step process allowed us to perform a qualitative assessment before calculating the fair value of the reporting unit. We analyzed information about micro-economic conditions, industry, market and Company trends and entity specifc events and financial performance.

As of January 31, 2012, we determined that based on the qualitative factors previously described, the fair value of each reporting unit is more likely than not greater than the carrying amount. Therefore, it is not necessary to proceed to the two-step process outlined in the following paragraphs.

Prior to fiscal 2012, our goodwill impairment review was a two-step process. The first step compared the fair value of a reporting unit with its carrying amount. If the fair value was greater than the carrying amount, there was no goodwill impairment and the second step in the impairment review was not performed. If the carrying amount of the reporting unit was greater than the fair value, the second step of the impairment test was necessary. The second step compared the implied fair value with the carrying value of the reporting unit’s goodwill. If the reporting unit’s goodwill carrying amount exceeded the implied fair value, an impairment loss was recognized in an amount equal to that excess. However, the impairment loss could not exceed the carrying amount of the goodwill.

The first step of our goodwill impairment review, prior to fiscal 2012, utilized a discounted projected cash flow model that used estimates of future sales, sales growth rates, gross profits, expense and capital expenditure levels, a discount rate and estimated terminal values to determine the reporting unit fair value. We used a discount rate, weighted average cost of capital (WACC), which is the expected rate of return based on an industry specific debt and equity capital structure and cost of debt, adjusted for geographic and company size specific factors, to discount future cash flows.

Changes in certain economic and market factors could trigger an impairment review at an interim date outside of the annual review. If actual results are not consistent with our goodwill impairment review assumptions and judgments, we could be exposed to a material impairment charge on a portion or all of the $88 million of goodwill recorded on our consolidated balance sheet at January 31, 2012.

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

Benefit Plans

We make a number of assumptions with regard to both future financial conditions and future actions by plan participants to calculate, on an actuarial basis, the amount of income or expense and assets and liabilities recognized in association with our defined benefit and postretirement benefit plans. These assumptions include the expected return on plan assets, discount rates, expected increases in compensation levels, health care cost trend rates and expected rates of retirement and life expectancy for plan participants. We review the assumptions on an annual basis and make changes to reflect market conditions and the administration of the plans. While we believe the current assumptions are appropriate given the circumstances, actual results and changes in these assumptions in the future will result in adjustments that could impact the income or expense recognized in future years in relation to these plans.

The assumed rate of return on plan assets for our defined benefit plan in the U.K. is evaluated on an annual basis. We select the assumed rate of return based on information considering historical returns, our current and target asset allocation and the expected returns by asset class. For the January 31, 2012 valuation we used an expected rate of return of 5.75%, which was lower than the 6.5% rate used in the prior year. We believe this assumption is reasonable given the asset composition and long-term historic trends.

The discount rate used for our defined benefit plans reflect the rate at which the pension benefits could be effectively settled. We decreased our discount rate assumption to determine the January 31, 2012 liability to 4.6% from 5.6% at January 31, 2011 due to decreases in interest rates during the year. Our most significant defined benefit plan is in England. Interest rates on high-quality corporate bonds in that market have more influence on the overall discount rate.

Our discount rate, used to determine the liability for our postretirement plan, decreased to 4.0% at January 31, 2012 from the discount rate of 5.25% at January 31, 2011. We determine our discount rate using a “yield curve expected benefit payment” methodology. This methodology uses individual curve rates to discount each future year’s expected plan benefit payments. We select our health care cost trend rates based on recent plan experience and expectations about future increases in plan costs. We assume health care costs in fiscal 2013 will increase by 7.7% for plan participants under age 65 and 7.4% for all other plan participants. The ultimate future medical trend rate is 4.7%. The following presents the sensitivity of the key postretirement plan assumptions (in thousands):

Increase (Decrease)
The following represents the sensitivity of a 1% decrease in the discount rate:
Effect on net periodic benefit cost	$401
Effect on postretirement benefit obligation	$1,093

The following represents the sensitivity of a 1% increase in the health care trend cost:
Effect on net periodic benefit cost	$456
Effect on postretirement benefit obligation	$1,031

Share-based Compensation

We account for share-based compensation, for which we receive employee services in exchange for our equity instruments, using a fair value method. Share-based compensation cost is measured at the grant date based on the value of the award and is recognized as a corporate headquarters expense in the Americas over the service period the award is expected to vest. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term of stock awards, the expected volatility of our common stock and expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. We consider many factors when estimating expected forfeitures, including types of awards, award recipient class and historical experience. Significant changes in the assumptions for future awards and actual forfeiture rates could materially impact share-based compensation expense and our results of operations. Subsequent changes in forfeiture rates will be recorded as a cumulative adjustment in the period estimates are revised. Our share-based compensation expense could also be materially impacted by the amount of shares to be issued upon the exercise of stock appreciation rights (SARS). The number of shares to be issued is calculated using the excess of the market value of our common stock over the base price at the grant date. If the number of shares to be issued exceeds the number of shares authorized under the plan, a portion of the SARS would be accounted for as a liability and would result in additional share-based compensation expense. See Note 13 to the Consolidated Financial Statements (Item 8) for further discussion of our share-based awards and the related accounting treatment.

Income Taxes

Our provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment. We are subject to taxation from federal, state and foreign jurisdictions. The taxes paid to these jurisdictions are subject to audit, although to date the results of any tax audits have been minor.

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. We record a valuation allowance to reduce our deferred tax assets when it is more-likely-than-not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers or net operating loss carryforwards, will not be realized. We have recorded on our consolidated balance sheets a valuation allowance against various European deferred tax assets. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. We continually evaluate strategies that could allow for the future utilization of our deferred tax assets. Subsequent changes in our assessment for the need for valuation allowances will be reflected in income in the period the determination is made.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

Other Comprehensive Income

In June 2011, a pronouncement was issued that eliminates the option of presenting other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, comprehensive income must be reported either in a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011 and should be applied retrospectively. We plan on adopting this guidance during the first quarter of fiscal 2013. This will not have an impact on our consolidated financial results as it only changes the format of the current presentation.

Fair Value Measurements

In May 2011, a pronouncement was issued that amends existing guidance and expands disclosure requirements for fair value measurements, particularly for “Level 3” (as defined in the accounting guidance) inputs. The amendments in this guidance are not intended to result in a change in current accounting. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. We are currently evaluating the impact of adopting this guidance on our disclosures included within the notes to consolidated financial statements.

Goodwill Impairment

In September 2011, accounting guidance was issued which revises the requirements around how entities test goodwill for impairment. It allows companies to perform a qualitative assessment before calculating the fair value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. This guidance is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We adopted this guidance during the fourth quarter of fiscal 2012, when performing our annual test for goodwill impairment. The adoption of this guidance did not have an impact on our consolidated financial statements.

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

The following table represents the yearly percentage change from January 31, 2011 to January 21, 2012 in the end of month foreign currency rates compared to the U.S. dollar used by our significant operations. As a result of the changes, foreign currency translation adjustments increased shareholders’ equity by $5.1 million during the year ended January 31, 2012.

Australian Dollar	7%
British Pound	(2%)
Canadian Dollar	—
Chinese Yuan	5%
Euro	(4%)
Japanese Yen	8%
Korean Won	—

The table below illustrates the hypothetical increase or decrease in fiscal 2012 net sales of a 10% change in the U.S. dollar against foreign currencies which impact our operations (in millions):

Australian Dollar	$2.8
British Pound	1.9
Canadian Dollar	2.8
Chinese Yuan	6.8
Euro	8.5
Japanese Yen	2.8
Korean Won	1.7
Other currencies (representing 2% of consolidated net sales)	1.0

$28.3

We enter into foreign currency forward exchange contracts to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities. The principal currencies hedged are denominated in Japanese Yen, Canadian Dollars, Euros, Australian Dollars and British Pounds. Our foreign currency forward exchange contracts have terms lasting up to six months, but generally less than one month. The foreign currency gain or loss on these contracts is recorded in the “foreign currency loss, net” line on the consolidated statements of operations. We do not enter into derivatives or other financial instruments for trading or speculative purposes. See Note 18 to the Consolidated Financial Statements (Item 8).

A majority of our products are manufactured using specialty steel. As such, our cost of goods sold is sensitive to fluctuations in specialty steel prices, either directly through the purchase of raw materials or indirectly through the purchase of components. However, due to the nature of specialty steel, we are not impacted by changes in commodity steel prices to the extent others might be.

Presuming that the full impact of steel price increases is reflected in all steel and steel based component purchases, we estimate our gross profit percentage would decrease by approximately 0.3% for each 1.0% increase in steel prices. Based on our statement of income for the year ended January 31, 2012, a 1.0% increase in steel prices would have decreased consolidated gross profit by approximately $1.8 million.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of Cascade Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cascade Corporation and its subsidiaries at January 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the appendix appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Portland, Oregon

April 4, 2012

/s/ PricewaterhouseCoopers LLP

Cascade Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended January 31
	2012	2011	2010
Net sales	$535,767	$409,858	$314,353
Cost of goods sold	366,480	287,170	243,283

Gross profit	169,287	122,688	71,070
Selling and administrative expenses	84,984	76,197	72,563
Australia flood costs (proceeds), net	(3,137)	2,978	—
European restructuring costs	25	1,237	30,001

Operating income (loss)	87,415	42,276	(31,494)
Interest expense, net	542	1,803	1,561
Foreign currency loss, net	1,053	938	443

Income (loss) before provision for income taxes	85,820	39,535	(33,498)
Provision for income taxes	22,774	18,129	5,151

Net income (loss)	$63,046	$21,406	$(38,649)

Basic earnings (loss) per share	$5.74	$1.97	$(3.57)

Diluted earnings (loss) per share	$5.58	$1.93	$(3.57)

Basic weighted average shares outstanding	10,988	10,884	10,816
Diluted weighted average shares outstanding	11,293	11,104	10,816
Cash dividends per share	$.90	$.27	$.12

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Consolidated Balance Sheets

(In thousands, except per share amounts)

	January 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$24,928	$25,037
Accounts receivable, less allowance for doubtful accounts of $1,211 and $1,196	77,752	66,497
Inventories	86,660	67,041
Deferred income taxes	3,822	5,001
Assets available for sale	7,572	8,610
Prepaid expenses and other	11,353	11,170

Total current assets	212,087	183,356
Property, plant and equipment, net	71,439	66,978
Goodwill	88,174	88,708
Deferred income taxes	18,964	16,606
Other assets	3,895	3,531

Total assets	$394,559	$359,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$99	$—
Current portion of long-term debt	590	548
Accounts payable	28,280	23,905
Accrued payroll and payroll taxes	9,473	9,299
Accrued incentive pay	2,496	2,868
Other accrued expenses	15,580	11,612

Total current liabilities	56,518	48,232
Long-term debt, net of current portion	4,950	41,789
Accrued environmental expenses	2,279	3,198
Deferred income taxes and other tax liabilities	8,626	6,200
Employee benefit obligations	8,228	7,864
Other liabilities	3,231	3,340

Total liabilities	83,832	110,623

Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $.50 par value, 40,000 authorized shares; 11,088 and 10,972 shares issued and outstanding	5,544	5,486
Additional paid-in capital	13,252	9,254
Retained earnings	251,280	198,194
Accumulated other comprehensive income	40,651	35,622

Total shareholders’ equity	310,727	248,556

Total liabilities and shareholders’ equity	$394,559	$359,179

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Annual Comprehensive Income (Loss)
	Shares	Amount
Balance at January 31, 2009	10,852	$5,426	$3,574	$219,700	$8,267	$236,967
Net loss	—	—	—	(38,649)	—	(38,649)	$(38,649)
Dividends ($ 0.12 per share)	—	—	—	(1,304)	—	(1,304)	—
Common stock issued	33	17	(17)	—	—	—	—
Share-based compensation	—	—	3,562	—	—	3,562	—
Translation adjustment	—	—	—	—	16,470	16,470	16,470
Minimum pension/postretirement liability adjustment, net of tax of $359	—	—	—	—	(1,284)	(1,284)	(1,284)

Balance at January 31, 2010	10,885	5,443	7,119	179,747	23,453	215,762	$(23,463)

Net income	—	—	—	21,406	—	21,406	$21,406
Dividends ($ 0.27 per share)	—	—	—	(2,959)	—	(2,959)	—
Common stock issued	87	43	26	—	—	69	—
Share-based compensation	—	—	2,654	—	—	2,654	—
Tax effect on stock-based compensation			(545)			(545)	—
Translation adjustment	—	—	—	—	11,043	11,043	11,043
Minimum pension/postretirement liability adjustment, net of tax of ($277)	—	—	—	—	1,126	1,126	1,126

Balance at January 31, 2011	10,972	5,486	9,254	198,194	35,622	248,556	$33,575

Net income	—	—	—	63,046	—	63,046	$63,046
Dividends ($ 0.90 per share)	—	—	—	(9,960)	—	(9,960)	—
Common stock issued	116	58	818	—	—	876	—
Share-based compensation	—	—	2,486	—	—	2,486	—
Tax effect on stock-based compensation	—	—	694	—		694	—
Translation adjustment	—	—	—	—	5,075	5,075	5,075
Minimum pension/postretirement liability adjustment, net of tax of $418	—	—	—	—	(46)	(46)	(46)

Balance at January 31, 2012	11,088	$5,544	$13,252	$251,280	$40,651	$310,727	$68,075

The accompanying notes are an integral part of the consolidated financial statements.

Cascade Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended January 31
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$63,046	$21,406	$(38,649)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Fixed asset write offs due to restructuring	—	1,034	9,004
Asset write offs due to (recovery from) Australia flooding	(147)	4,618	—
Depreciation and amortization	9,982	10,136	12,296
Share-based compensation	2,486	2,654	3,562
Deferred income taxes	(1,917)	3,106	3,233
Tax effect on share-based compensation	(693)	545	—
Loss (gain) on disposition of assets, net	(140)	(49)	98
Changes in operating assets and liabilities:
Accounts receivable	(11,035)	(13,959)	18,172
Inventories	(19,661)	(4,371)	34,126
Prepaid expenses and other	(91)	(4,060)	2,488
Accounts payable and accrued expenses	6,182	2,225	1,348
Income taxes payable and receivable	2,684	5,516	(833)
Other assets and liabilities	3,523	(1,023)	568

Net cash provided by operating activities	54,219	27,778	45,413

Cash flows from investing activities:
Capital expenditures	(13,417)	(6,047)	(5,934)
Proceeds from disposition of assets	1,452	1,257	202
Acquisition of intangible assets	(1,450)	—	—

Net cash used in investing activities	(13,415)	(4,790)	(5,732)

Cash flows from financing activities:
Payments on long-term debt	(108,569)	(70,770)	(92,983)
Proceeds from long-term debt	71,500	56,250	49,000
Notes payable to banks, net	102	(2,975)	628
Cash dividends paid	(9,960)	(2,959)	(1,304)
Common stock issued under share-based compensation plans	877	69	—
Tax effect on share-based compensation	693	(545)	—

Net cash used in financing activities	(45,357)	(20,930)	(44,659)

Effect of exchange rate changes	4,444	2,778	(6,006)

Change in cash and cash equivalents	(109)	4,836	(10,984)
Cash and cash equivalents at beginning of period	25,037	20,201	31,185

Cash and cash equivalents at end of period	$24,928	$25,037	$20,201

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

Description	Useful Lives
Buildings	30 - 40 years
Land improvements	15 years
Machinery and equipment	2 - 10 years

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

Description	Useful Lives
Customer relationships	6 - 10 years
Intellectual property	4 - 20 years
Other	1 - 5 years

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

We review goodwill for impairment either annually during the fourth quarter or when events or changes in circumstances indicate the carrying value of the assets might exceed their current fair values. Certain factors we consider important which could trigger an impairment review at an interim date outside of the annual review, include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or our overall business and significant industry or economic trends.

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

We define our operating segments to be Americas, Europe, Asia Pacific and China and define our reporting units for purposes of our goodwill impairment assessment to be Americas Non-Construction, Americas Construction, Europe and Australia. There is no goodwill in China or in the other businesses comprising our Asia Pacific operating segment, therefore these are not included as reporting units in our goodwill impairment assessment.

During the fourth quarter of fiscal 2012, we adopted the new accounting guidance for assessing goodwill impairment. This three step process allowed us to perform a qualitative assessment before calculating the fair value of the reporting unit which was the two step process used in prior years. We analyzed information about micro-economic conditions, industry, market and Company trends and entity specific events and financial performance.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

As of January 31, 2012, we determined that based on the qualitative factors previously described, the fair value of each reporting unit is more likely than not greater than the carrying amount. Therefore, it is not necessary to proceed to the two-step process outlined in the following paragraphs.

Prior to fiscal 2012, our goodwill impairment review was a two-step process. The first step compared the fair value of a reporting unit with its carrying amount. If the fair value was greater than the carrying amount, there was no goodwill impairment and the second step in the impairment review was not performed. If the carrying amount of the reporting unit was greater than the fair value, the second step of the impairment test was necessary. The second step compared the implied fair value with the carrying value of the reporting unit’s goodwill. If the reporting unit’s goodwill carrying amount exceeded the implied fair value, an impairment loss was recognized in an amount equal to that excess. However, the impairment loss could not exceed the carrying amount of the goodwill.

The first step of our goodwill impairment review, prior to fiscal 2012, utilized a discounted projected cash flow model that used estimates of future sales, sales growth rates, gross profits, expense and capital expenditure levels, a discount rate and estimated terminal values to determine the reporting unit fair value. We used a discount rate, weighted average cost of capital (WACC), which is the expected rate of return based on an industry specific debt and equity capital structure and cost of debt, adjusted for geographic and company size specific factors, to discount future cash flows.

If actual results are not consistent with our goodwill impairment review assumptions and judgments, we could be exposed to a material impairment charge.

Accounting for Costs Associated with Exit or Disposal Activities

We record liabilities for costs associated with exit or disposal activities when the liability is incurred.

We incurred restructuring costs of $1.2 million in fiscal 2011 and $30 million in fiscal 2010, primarily related to personnel costs and asset impairments as a result of shutting down production activities at our facilities located in France, Germany and The Netherlands. During fiscal 2012, we incurred a nominal amount of restructuring costs. See Note 10 “Restructuring Activities” for more details.

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

Share-Based Compensation

We account for share-based compensation, for which we receive employee services in exchange for our equity instruments, using a fair value method. Share-based compensation cost is measured at the grant date based

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

on the value of the award and is recognized as a corporate headquarters expense in the Americas over the service period the award is expected to vest. Determining the fair value share-based awards at the grant date requires judgment, including estimating the expected term of stock awards, the expected volatility of our common stock and expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. We consider many factors when estimating expected forfeitures, including types of awards, award recipient class and historical experience. Significant changes in the assumptions for future awards and actual forfeiture rates could materially impact share-based compensation expense and our results of operations. Subsequent changes in forfeiture rates will be recorded as a cumulative adjustment in the period estimates are revised. Our share-based compensation expense could also be materially impacted by the amount of shares to be issued upon the exercise of stock appreciation rights (SARS). The number of shares to be issued is calculated using the excess of the market value of our common stock over the base price at the grant date. If the number of shares to be issued exceeds the number of shares authorized under the plan, a portion of the SARS would be accounted for as a liability and would result in additional share-based compensation expense.

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

Delivery has occurred or services have been rendered—Revenue is recognized when title transfers and risk and rewards of ownership have passed to the customer. This generally occurs upon shipment of our product

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

with “FOB Shipping Point” terms. Shipments with “FOB Destination” terms are recorded as revenue when products are delivered to the customer. Customers are responsible for payment even if the product is not sold to their end customer. Once shipping terms are met, we have no continuing obligations or performance criteria requirements.

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

Research and Development Costs

Research and development costs are expensed as incurred and are related to developing new products and to improving existing products or processes. These costs primarily include salaries, consulting, supplies, legal costs related to patents and design costs. We incurred research and development costs of $2.5 million, $2.5 million, and $2.2 million for the years ended January 31, 2012, 2011 and 2010, respectively.

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

Accounts receivable are with a large number of customers, primarily equipment manufacturers and dealers, dispersed across a wide geographic base. We extend credit based on credit evaluations and generally do not require collateral. Our largest single customer accounted for 8% of our consolidated net sales. Our consolidated

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

net sales to all original equipment manufacturers (OEM) are approximately 42% of total net sales. This percentage is consistent with recent years. Allowances are maintained for potential credit losses when deemed necessary. We determine these allowances by evaluating the aging of our receivables; analyzing our history of sales adjustments; and reviewing our high-risk customers. Past due receivable balances are written-off when our internal collection efforts have been unsuccessful in collecting the amount due.

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

Recent Accounting Pronouncements

Other Comprehensive Income

In June 2011, a pronouncement was issued that eliminates the option of presenting other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, comprehensive income must be reported either in a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011 and should be applied retrospectively. We plan on adopting this guidance during the first quarter of fiscal 2013. This will not have an impact on our consolidated financial results as it only changes the format of the current presentation.

Fair Value Measurements

In May 2011, a pronouncement was issued that amends existing guidance and expands disclosure requirements for fair value measurements, particularly for “Level 3” (as defined in the accounting guidance) inputs. The amendments in this guidance are not intended to result in a change in current accounting. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011. We are currently evaluating the impact of adopting this guidance on our disclosures included within the notes to consolidated financial statements.

Goodwill Impairment

In September 2011, accounting guidance was issued which revises the requirements around how entities test goodwill for impairment. It allows companies to perform a qualitative assessment before calculating the fair

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

value of the reporting unit. If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. This guidance is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We adopted this guidance during the fourth quarter of fiscal 2012, when performing our annual test for goodwill impairment. The adoption did not have an impact on our consolidated financial statements.

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

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3—Segment Information (Continued)

Revenues and operating results are classified according to the country of origin. Transfers represent sales between our geographic operating segments. The costs of our corporate office are included in Americas. Identifiable assets are attributed to the geographic location in which they are located. Net sales and transfers, operating results and identifiable assets by geographic operating segment were as follows (in thousands):

	Year Ended January 31
2012	Americas	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$280,366	$109,551	$77,710	$68,140	$—	$535,767
Transfers between areas	27,826	992	127	32,569	(61,514)	—

Net sales and transfers	$308,192	$110,543	$77,837	$100,709	$(61,514)	$535,767

Gross profit	$94,536	$22,932	$23,941	$27,878		$169,287
Selling and administrative	48,924	18,491	11,216	6,353		84,984
Australia flood proceeds, net	—	—	(3,137)	—		(3,137)
European restructuring costs	—	25	—	—		25

Operating income	$45,612	$4,416	$15,862	$21,525		$87,415

Total assets	$191,338	$89,731	$49,124	$64,366		$394,559
Property, plant and equipment, net	$29,589	$10,330	$11,986	$19,534		$71,439
Capital expenditures	$5,781	$2,149	$2,736	$2,751		$13,417
Depreciation expense	$4,950	$1,846	$652	$2,378		$9,826

2011	Americas	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$206,079	$88,124	$59,676	$55,979	$—	$409,858
Transfers between areas	24,611	525	128	23,517	(48,781)	—

Net sales and transfers	$230,690	$88,649	$59,804	$79,496	$(48,781)	$409,858

Gross profit	$69,828	$12,086	$14,007	$26,767		$122,688
Selling and administrative	43,785	17,932	9,538	4,942		76,197
Australia flood costs	—	—	2,978	—		2,978
European restructuring costs	—	1,237	—	—		1,237

Operating income (loss)	$26,043	$(7,083)	$1,491	$21,825		$42,276

Total assets	$179,331	$77,032	$41,106	$61,710		$359,179
Property, plant and equipment, net	$28,956	$10,563	$9,162	$18,297		$66,978
Capital expenditures	$3,021	$361	$1,278	$1,387		$6,047
Depreciation expense	$5,169	$2,043	$633	$2,135		$9,980

2010	Americas	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$154,654	$81,068	$44,102	$34,529	$—	$314,353
Transfers between areas	15,086	3,648	147	10,549	(29,430)	—

Net sales and transfers	$169,740	$84,716	$44,249	$45,078	$(29,430)	$314,353

Gross profit (loss)	$48,807	$(5,305)	$11,277	$16,291		$71,070
Selling and administrative	41,251	19,695	7,487	4,130		72,563
European restructuring costs	—	30,001	—	—		30,001

Operating (loss) income	$7,556	$(55,001)	$3,790	$12,161		$(31,494)

Total assets	$174,419	$83,515	$36,040	$47,957		$341,931
Property, plant and equipment, net	$30,714	$14,583	$9,631	$18,480		$73,408
Capital expenditures	$1,878	$2,678	$581	$797		$5,934
Depreciation expense	$5,630	$3,745	$564	$1,954		$11,893

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3—Segment Information (Continued)

The following table represents sales by place of destination:

	Year Ended January 31
	2012	2011	2010
	(In thousands)
United States	$235,345	$178,259	$133,249
Europe, excluding United Kingdom	86,101	59,495	62,248
China	62,108	51,523	32,621
Australia/New Zealand	31,654	22,141	18,113
Japan	27,607	24,236	16,490
Canada	22,485	17,934	14,236
United Kingdom	21,446	17,821	15,474
Other countries (less than 5% of total sales individually)	49,021	38,449	21,922

	$535,767	$409,858	$314,353

The following table represents the net book value of property, plant and equipment (net), by the country in which they are located:

	January 31,
	2012	2011
	(In thousands)
United States	$23,851	$24,208
Canada	5,738	4,747
China	19,534	18,298
Italy	5,176	5,852
United Kingdom	4,851	4,405
Japan	7,891	7,224
Other countries (less than 5% of total property, plant and equipment individually)	4,398	2,244

	$71,439	$66,978

Note 4—Inventories

During fiscal 2012, inventories increased due to additional product needed to meet increased customer demand and fluctuations in foreign currencies. Inventories stated at the lower of average cost or market are presented below by major class (in thousands):

	January 31,
	2012	2011
Finished goods	$31,913	$24,933
Raw materials and components	54,747	42,108

	$86,660	$67,041

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 5—Property, Plant and Equipment

During fiscal 2012, property, plant and equipment increased primarily due to capital expenditures and fluctuations in foreign currencies.

	January 31,
	2012	2011
	(In thousands)
Land	$7,756	$7,399
Buildings	41,532	39,904
Machinery and equipment	170,439	160,206

	219,727	207,509
Accumulated depreciation	(148,288)	(140,531)

	$71,439	$66,978

Note 6—Goodwill

The following table provides a breakdown of goodwill activity by reporting unit for the two years ended January 31, 2012 (in thousands):

	Americas Non-Construction	Europe	Australia	Total
Balance at January 31, 2010	$70,259	$10,892	$2,971	$84,122
Foreign exchange impact	4,729	(116)	(27)	4,586

Balance at January 31, 2011	74,988	10,776	2,944	88,708
Foreign exchange impact	(74)	(444)	(16)	(534)

Balance at January 31, 2012	$74,914	$10,332	$2,928	$88,174

Note 7—Warranty Obligations

Our warranty obligations, which are recorded in other accrued expenses on the consolidated balance sheet, are as follows:

	January 31,
	2012	2011
	(In thousands)
Beginning obligation	$1,339	$1,348
Accruals for warranties issued during the period	2,960	1,773
Accruals for pre-existing warranties	102	30
Settlements during the period	(2,679)	(1,849)
Foreign currency changes	1	37

Ending obligation	$1,723	$1,339

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 8—Debt

	January 31,
	2012	2011
	(In thousands)
Revolving line of credit, variable interest of 1.26% and 2.1% at January 31, 2012 and 2011, respectively, principal payable in fiscal 2017; collateralized by substantially all of our assets	$2,000	$38,500
Note payable, interest at 2.4%, principal payable monthly through fiscal 2018; collateralized by land and a building	3,540	3,837

	5,540	42,337
Less current portion	(590)	(548)

Long-term debt	$4,950	$41,789

As of January 31, 2012, outstanding borrowings under our $100 million credit facility totaled $2 million and and an additional $.6 million was used to issue letters of credit. Based on these borrowings, the current amount that may be borrowed was $97 million. An additional amount of up to $50 million could be added to the credit facility, subject to lenders’ approval. Amounts under the line of credit bear interest at LIBOR plus a margin between 1.0% and 2.0%, based on our consolidated leverage ratio. As of January 31, 2012, the interest rate on the line of credit, which was based on LIBOR plus a margin of 1%, was 1.26%. We were in compliance with our debt covenants at January 31, 2012.

Future maturities of long-term debt are as follows (in thousands):

Year Ended January 31
2013	$590
2014	590
2015	590
2016	590
2017	2,590
Thereafter	590

$5,540

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9—Income Taxes

	Year Ended January 31
	2012	2011	2010
	(In thousands)
Income (loss) before provision for income taxes was as follows:
United States	$28,214	$13,819	$(216)
Foreign	57,606	25,716	(33,282)

	$85,820	$39,535	$(33,498)

Provision (benefit) for income taxes consisted of:
Current:
Federal	$10,405	$3,073	$602
State	(1,318)	359	75
Foreign	14,968	11,639	2,941

	24,055	15,071	3,618

Deferred:
Federal	1,436	4,807	1,137
State	134	106	35
Foreign	(2,851)	(1,855)	361

	(1,281)	3,058	1,533

Total provision for income taxes	$22,774	$18,129	$5,151

A reconciliation of the provision (benefit) for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:
Federal statutory rate	$30,037	$13,837	$(11,724)
State income taxes, net of federal tax benefit	792	490	984
Foreign tax rate differential	(4,551)	(4,224)	3,284
Change in valuation allowance	(4,192)	5,904	10,803
Tax on foreign distributions/income, net of foreign tax credits	221	1,446	637
Other	467	676	1,167

	$22,774	$18,129	$5,151

Effective tax rate	26.5%	45.9%	(15.4%)

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9—Income Taxes (Continued)

The components of deferred income tax assets and liabilities recorded on the consolidated balance sheet are as follows (in thousands):

	January 31,
	2012	2011
Deferred tax assets:
Foreign net operating losses	$28,403	$33,703
Employee benefits	7,890	7,028
Goodwill and intangible assets	7,659	8,832
Accruals	4,388	4,629
Tax credits	2,437	2,587
Environmental	767	1,582
Other	1,913	1,003

	53,457	59,364
Less: Valuation allowance	(26,546)	(33,433)

	26,911	25,931

Deferred tax liabilities:
Depreciation	(4,828)	(4,946)
Cumulative translation adjustment	(2,661)	(3,620)
Other	(178)	(210)

	(7,667)	(8,776)

Total net deferred tax asset	$19,244	$17,155

The net deferred tax asset is presented in our consolidated balance sheets as follows (in thousands):

	January 31,
	2012	2011
Deferred income taxes—current asset	$3,822	$5,001
Deferred income taxes—long-term asset	18,964	16,606
Deferred income taxes—long-term liability	(3,542)	(4,452)

	$19,244	$17,155

In recent years, we have recorded significant deferred tax assets related to net operating losses in Europe. In assessing the realizability of these deferred tax assets, we considered whether it is more-likely-than-not that some portion or all of our deferred tax assets will not be realized through the generation of future taxable income. Prior to the third quarter of fiscal 2012, based on this assessment, we had provided full valuation allowances against these deferred tax assets. The valuation allowances had been provided because management determined that it was more-likely-than-not that we would not realize these deferred tax assets in the foreseeable future, based on historical financial performance in this region.

Management quarterly assesses the need for valuation allowances on deferred tax assets based on all available positive and negative evidence. The primary negative evidence is continuing operating losses. Positive evidence consists of improved financial performance over time due to market conditions, restructuring activities and expected future taxable income. In the third quarter of fiscal 2012, the Company concluded that is it more-likely-than-not that a portion of the deferred tax assets related to net operating loss (NOL) carryforwards in The

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9—Income Taxes (Continued)

Netherlands will be realized and therefore released $3.6 million of the existing valuation allowance. The release was due to improved financial performance in The Netherlands resulting from the closure of our manufacturing operations, the restructuring of our sales agent model and the positive financial results of our parts business, which remained in The Netherlands. The Company continues to provide a $6.6 million valuation allowance at January 31, 2012 on deferred tax assets in The Netherlands that we do not expect to utilize.

Our determination to record the $3.6 million release is based on estimates of future taxable income in The Netherlands through 2019, the expiration date for the operating loss carryforwards. If the estimates of future taxable income vary from actual results or we implement tax planning strategies, our assessment regarding the realization of these deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in the Company’s financial statements in the period the estimate is changed, with a corresponding adjustment to operating results. Changes in estimate may occur often and can have a significant favorable or unfavorable impact on the Company’s operating results period- to-period.

At January 31, 2012 we continue to provide valuation allowances of $26.5 million against deferred tax assets relating to net operating loss carryforwards generated in Europe that we currently do not expect to realize. This includes $6.6 million in The Netherlands as previously noted. We will continue to assess the realizability of our existing deferred tax assets by jurisdiction and evaluate whether it is more-likely-than-not that some or all of the deferred tax assets will be realized. Changes in our operations due to market conditions could require the recording of additional valuation allowances in the future. It is reasonably possible that a change to the valuation allowance in the next year could be material.

The decrease in the valuation allowance during fiscal 2012 is due to the partial release of the allowance in The Netherlands and income generated in Europe. The increase in the valuation allowance in fiscal 2011 is due to losses incurred in Europe. The change in the valuation allowance for each year is as follows (in thousands):

	Year Ended January 31
	2012	2011	2010
Beginning of year valuation allowance	$33,433	$22,011	$12,444
Increase in valuation allowance relating to current year or prior year losses	109	6,377	10,803
Decrease in valuation allowance relating to current year or projected income	(4,301)	(473)	—
Increase (decrease) offset by change in deferred tax assets	(1,548)	5,765	—
Foreign currency changes	(1,147)	(247)	(1,236)

End of year valuation allowance	$26,546	$33,433	$22,011

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9—Income Taxes (Continued)

As of January 31, 2012, our provision of a valuation allowance on the net operating losses and deferred tax assets generated in the following jurisdictions is as follows (in thousands):

			Deferred Tax Asset Summary
	NOL Expiration Date	NOL	NOL Deferred Tax Asset	Other Deferred Tax Assets	Valuation Allowance	Net Deferred Tax Asset
Germany	None	$37,350	$10,785	$—	$(10,785)	$—
The Netherlands	2012-2019	37,028	9,256	800	(6,572)	3,484
France	None	11,736	3,912	—	(3,912)	—
Italy	None	10,569	2,243	663	(2,906)	—
United Kingdom	None	5,956	1,325	164	(1,489)	—
Sweden	None	3,168	833	—	(833)	—
Spain	2024-2026	162	49	—	(49)	—

		$105,969	$28,403	$1,627	$(26,546)	$3,484

As of January 31, 2012, we have foreign tax credit carryforwards of approximately $2.4 million related to repatriated foreign earnings. Realization of these deferred tax assets is dependent on generating sufficient foreign sourced taxable income in the United States over a ten year carry forward period ending in fiscal 2017. Our primary source of foreign taxable income includes dividends and royalties from foreign subsidiaries.

As of January 31, 2012, we have not provided for a deferred tax liability on the unremitted earnings of certain foreign subsidiaries in the amount of approximately $12.2 million, representing approximately $85.2 million of undistributed earnings. As of January 31, 2012, it is management’s intent for such earnings to be permanently reinvested by these subsidiaries. In the future, should this position change we have available tax planning strategies to mitigate any negative tax consequences of such change.

We are subject to taxation primarily in the United States of America (“USA”), Canada, China and various European countries, as well as other various state and foreign jurisdictions. As of January 31, 2012, we were under examination in various state and foreign jurisdictions for the 2008—2011 tax years. The statute of limitations for examination ranges from 7 to 3 years in the jurisdictions that we file tax returns. In fiscal 2010, the Internal Revenue Service (“IRS”) completed its review of our USA income tax returns for the fiscal years 2004—2007 and proposed adjustments to disallow certain interest deductions for the 2004 and 2005 tax years. We disagreed to these adjustments and appealed the assessment. In March 2011, the IRS agreed with our position and withdrew its proposed adjustments. The resolution of this matter had no impact on our financial results since we had not recorded any liabilities in our financial statements related to this issue as we believed it was more-likely-than-not that we would prevail.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9—Income Taxes (Continued)

Gross unrecognized tax benefits are the difference between positions taken on tax returns and the benefit recognized in our financial statements. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Year Ended January 31
	2012	2011	2010
Beginning of year gross unrecognized tax benefit	$1,109	$1,071	$1,037
Gross increase—current period tax positions	551	119	29
Gross increase (decrease)—prior period tax positions	6,407	(39)	5
Settlements	—	(42)	—
Lapse of statute of limitations	(22)	—	—

End of year gross unrecognized tax benefits	$8,045	$1,109	$1,071

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized was $3.5 million as of January 31, 2012, $1.1 million as of January 31, 2011, and $1 million as of January 31, 2010. The amount of gross unrecognized tax benefit was increased in fiscal 2012 by $4.1 million for tax positions for which no receivable was recorded. We expect that it is reasonably possible for $679,000 of unrecognized tax benefits related to federal and state issues to reverse over the next 12 months due to statue expirations.

We classify interest and penalties on income taxes as a component of income tax expense. As of January 31, 2012, 2011 and 2010 we had approximately $1,100,000, $639,000 and $225,000 of cumulative accrued interest and penalties related to uncertain tax positions, respectively. During the years ended January 31, 2012 and 2011, the Company recognized a net income tax expense of $496,000 and $414,000 for interest and penalties related to uncertain tax positions. During the year ended January 31, 2010 the company recognized an income tax benefit of $15,000 for interest and penalties related to uncertain tax positions. We record our unrecognized tax benefit and related interest and penalties as a component of deferred income taxes and other tax liabilities on our consolidated balance sheet.

Note 10—Restructuring Activities

During fiscal 2012, 2011 and 2010 we incurred costs related to our European restructuring activities. The following table outlines the type of restructuring costs incurred during these periods (in thousands):

	Year Ended January 31
	2012	2011	2010
Employee wages and benefits	$—	$—	$17,276
Fixed asset write downs	—	1,034	9,004
Facility closures	—	313	2,588
Other restructuring	25	(110)	1,133

Total costs	$25	$1,237	$30,001

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 10—Restructuring Activities (Continued)

The following table outlines the location of restructuring costs incurred during these periods (in thousands):

	Year Ended January 31
	2012	2011	2010
Germany	$—	$1,221	$10,878
France	25	102	5,293
England	—	(232)	625
The Netherlands	—	(107)	13,205
Spain	—	101	—
Sweden	—	152	—

Total costs	$25	$1,237	$30,001

As of January 31, 2011, a total of $0.6 million of accrued restructuring costs were included on the consolidated balance sheet, primarily related to employee wages and benefits. These accrued restructuring costs were paid during fiscal 2012.

As of January 31, 2012, our consolidated balance sheet includes a total of $7.6 million, recorded in prepaid expenses and other current assets, for land and a building in The Netherlands, which is available for sale, as a result of our European restructuring.

During fiscal 2011 we recorded $1 million of fixed asset write downs primarily related to fixed assets in Germany.

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

Our specific environmental matters consist of the following:

Fairview, Oregon

We have been conducting remediation activities relating to the cleanup of groundwater contamination at or near the facility since 1996 pursuant to Records of Decision issued by the Oregon Department of Environmental Quality. Costs of certain of these activities are shared with The Boeing Company, with Cascade paying 70%. We

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 11—Commitments and Contingencies (Continued)

are presently conducting tests in a few areas near the facility to assess the effectiveness of the remediation activities to date. A determination that further remediation steps are required would result in increases in our current cost estimates. We expect to receive the results of these tests during the first half of fiscal 2013, after which the need for additional steps, if any, and the range of costs involved can be determined.

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

Presented below is a roll forward of our environmental liabilities and expenses for the three years ended January 31, 2012 (in thousands):

	Fairview	Springfield	Total
Balance at January 31, 2009	$3,660	$915	$4,575
Accrued	111	1,144	1,255
Cash payments	(585)	(119)	(704)

Balance at January 31, 2010	3,186	1,940	5,126
Accrued	259	(115)	144
Cash payments	(706)	(174)	(880)

Balance at January 31, 2011	2,739	1,651	4,390
Accrued	366	(366)	—
Cash payments	(675)	(157)	(832)

Balance at January 31, 2012	$2,430	$1,128	$3,558

Future payments of environmental liabilities are as follows (in thousands):

2013	$1,279
2014	725
2015	461
2016	299
2017	278
Thereafter	516

$3,558

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 11—Commitments and Contingencies (Continued)

Lease Commitments

We lease certain facilities and equipment under noncancelable operating leases. Rent expense for the years ended January 31, 2012, 2011, and 2010 totaled $2.9 million, $3.0 million and $3.1 million, respectively. Future minimum rental commitments under these leases as of January 31, 2012 are as follows (in thousands):

2013	$2,463
2014	2,271
2015	1,608
2016	1,109
2017	127
Thereafter	54

$7,632

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

Note 12—Supplemental Cash Flow Information

	Year Ended January 31
	2012	2011	2010
	(In thousands)
Cash paid during the period for:
Interest	$991	$1,943	$1,975
Income taxes	$17,413	$10,167	$3,768
Supplemental disclosure of non-cash investing and financing activities:
Minimum pension liability adjustment, net of tax	$46	$(1,126)	$1,284

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

Restricted stock is a grant of shares of common stock to a recipient, subject to restrictions on transfer until vesting conditions are satisified. Regardless of vesting, restricted shares have full voting rights and any dividends declared will be paid to the restricted stock recipient. Restricted shares granted to officers vest ratably over a period of three years. Restricted shares granted to directors prior to June 1, 2010 vest ratably over a period of four years and grants after May 31, 2010 vest after one year.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 13—Share-Based Compensation Plans (Continued)

Stock options provide the holder the right to receive our common shares at an established price. No additional stock options can be granted under the terms of the plan. All outstanding stock options are fully vested and have a term of ten years.

The following table provides the number of shares to be issued under our share-based plans, based on outstanding awards as of January 31, 2012 (in thousands):

	Stock Options	SARS and Restricted Stock
Common stock previously issued	1,201	213
Restricted stock previously issued	—	158
Shares issuable upon exercise of SARS, based on $56.82 share price at January 31, 2012	—	332
Shares issuable upon exercise of stock options	151	—

Estimated shares to be issued	1,352	703

Maximum shares of common stock to be issued per plan document	1,400	750

We calculate share-based compensation cost for stock options and SARS using the Black-Scholes option pricing model. The range of assumptions used to compute share-based compensation is as follows:

	Year Ended January 31
	2012	2011	2010
Risk-free interest rate	2.1 - 2.6%	2.4%	3.4%
Expected volatility	56.0%	53.0%	48.0%
Expected dividend yield	1.6%	0.6%	0.8%
Expected life (in years)	6 - 7	6	6
Weighted average fair value at date of grant	$22.80 - $23.70	$16.16	$11.75

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

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 13—Share-Based Compensation Plans (Continued)

A summary of stock options and SARS activity for the three years ended January 31, 2012 is presented in the following table (in thousands, except per share amounts):

	Stock Options		Stock Appreciation Rights
	Outstanding Awards	Weighted Average Exercise Price Per Share	Outstanding Awards	Weighted Average Exercise Price Per Share
Balance at January 31, 2009	279	$13.26	806	$34.95
Granted	—	—	61	24.50
Exercised	—	—	(12)	21.15
Forfeited	—	—	(27)	36.38

Balance at January 31, 2010	279	13.26	828	34.33
Granted	—	—	44	32.01
Exercised	(61)	10.73	(73)	31.55
Forfeited	—	—	(8)	53.48

Balance at January 31, 2011	218	13.96	791	34.24
Granted	—	—	96	48.65
Exercised	(67)	12.25	(29)	34.28
Forfeited	—	—	(3)	33.30

Balance at January 31, 2012	151	14.72	855	35.85

A summary of restricted stock awards activity for the three years ended January 31, 2012 is presented in the following table (in thousands, except per share amounts):

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock at January 31, 2009	51	$60.51
Granted	31	24.50
Vested	(22)	64.40

Unvested restricted stock at January 31, 2010	60	40.73
Granted	24	32.01
Vested	(28)	50.80

Unvested restricted stock at January 31, 2011	56	31.85
Granted	39	48.42
Vested	(33)	33.90

Unvested restricted stock at January 31, 2012	62	41.14

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 13—Share-Based Compensation Plans (Continued)

A summary of award activity under the Plans as of January 31, 2012, is presented below (award amounts and intrinsic value in thousands):

	Awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Contractual Life in Years
Outstanding at January 31, 2012	1,006	$33	$25,187	4

Outstanding at January 31, 2012 and expected to vest	146	$41	$2,268	9

Exercisable at January 31, 2012	844	$31	$22,667	3

Aggregate intrinsic value excludes 53,000 SARs with an exercise price in excess of the market value of our common stock as of January 31, 2012.

The total intrinsic value of options exercised during the years ended January 31, 2012 and 2011 was $2.3 million and $1.4 million, respectively. No stock options were exercised during fiscal 2010. The total intrinsic value of SARS exercised during the years ended January 31, 2012, 2011 and 2010 was $468,000, $906,000 and $58,000, respectively.

A summary of the status of the Plans’ nonvested awards as of January 31, 2012 is presented below (in thousands, except per share amounts):

	Stock Appreciation Rights
	Nonvested Awards	Weighted Average Grant-Date Fair Value Per Award
Balance at January 31, 2009	266	$18.73
Granted	61	11.75
Vested	(160)	17.50
Forfeited	(2)	14.93

Balance at January 31, 2010	165	17.40
Granted	44	16.16
Vested	(79)	17.95
Forfeited	(6)	19.65

Balance at January 31, 2011	124	16.50
Granted	96	23.69
Vested	(56)	19.03
Forfeited	(2)	14.57

Balance at January 31, 2012	162	19.90

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 13—Share-Based Compensation Plans (Continued)

As of January 31, 2012, there was $3.8 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plans. That cost is expected to be recognized over a weighted average period of 2 years. The following table represents as of January 31, 2012 the share-based compensation costs to be recognized in future periods for awards granted to date (in thousands):

Fiscal Year	Amount
2013	$1,791
2014	1,291
2015	646
2016	86

$3,814

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

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

	Year Ended January 31			Year Ended January 31
	Defined Benefit			Postretirement Benefit
	2012	2011	2010	2012	2011	2010
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$8,456	$8,710	$6,154	$7,390	$7,871	$7,117
Service cost	—	5	3	88	125	107
Interest cost	452	433	441	379	440	450
Participant contributions	—	—	—	288	285	309
Benefits paid	(315)	(540)	(220)	(505)	(510)	(432)
Actuarial gain (loss)	(87)	(190)	1,676	1,047	(821)	320
Settlements	—	31	—	—	—	—
Exchange rate changes	(145)	7	656	—	—	—

Benefit obligation at end of year	$8,361	$8,456	$8,710	$8,687	$7,390	$7,871

Change in plan assets
Fair value of plan assets at beginning of year	$7,313	$6,674	$5,164	$—	$—	$—
Actual return on plan assets	924	770	858	—	—	—
Employer contributions	334	371	327	217	225	123
Participant contributions	—	—	—	288	285	309
Benefits paid	(315)	(540)	(220)	(505)	(510)	(432)
Exchange rate changes	(136)	38	545	—	—	—

Fair value of plan assets at end of year	$8,120	$7,313	$6,674	$—	$—	$—

Amounts recognized in the balance sheet
Current liability	$(328)	$(333)	$(351)	$(372)	$(336)	$(436)
Non-current liability	87	(810)	(1,685)	(8,315)	(7,054)	(7,435)

Net amount recognized at year-end	$(241)	$(1,143)	$(2,036)	$(8,687)	$(7,390)	$(7,871)

Amounts recognized in accumulated other comprehensive income (pre-tax)
Net actuarial loss	$496	$1,155	$2,176	$937	$(109)	$712
Prior service cost credit	—	—	—	(284)	(361)	(437)

Total	$496	$1,155	$2,176	$653	$(470)	$275

Components of net periodic benefit cost
Service cost	$—	$5	$3	$88	$125	$107
Interest cost	452	433	441	379	440	450
Expected return on plan assets	(477)	(414)	(368)	—	—	—
Settlement loss	—	31	—	—	—	—
Amortization of prior service credit	—	—	—	(77)	(77)	(77)
Recognized net actuarial loss	81	134	61	—	—	—

Net periodic benefit cost	$56	$189	$137	$390	$488	$480

Weighted-average assumptions
Discount rate for benefit obligation	4.6%	5.6%	5.5%	4.0%	5.3%	5.8%
Discount rate for net periodic benefit cost	5.6%	5.5%	6.9%	5.3%	5.8%	6.5%
Expected long-term rate of return on plan assets	5.8%	6.5%	6.5%	—	—	—
Varying rates of increase in compensation levels based on age	2.9%	3.5%	3.4%	—	—	—

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 14—Employee Benefit Plans (Continued)

The following table reflects the estimated pension benefits and postretirement gross benefit payments to be paid and medicare subsidy payments and retiree contributions to be received over the next ten years (in thousands):

		Postretirement Benefit
	Defined Benefit	Gross Benefit Payments	Medicare Subsidy	Retiree Contributions	Net Benefit Payments
2013	$253	$844	$87	$385	$372
2014	258	960	95	455	410
2015	284	1,022	103	481	438
2016	312	1,081	112	514	455
2017	279	1,130	120	532	478
2018 - 2022	1,591	5,952	699	2,631	2,622

Our expected contribution in fiscal 2013 to the defined benefit pension plans is $328,000.

The amount in accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost in fiscal 2013 for our defined benefit and postretirement plans is immaterial.

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

Our principal objective is to ensure that plan assets are sufficient to enable all future pension liabilities to be paid when due. Plan assets are allocated with a goal to achieve diversification between and within various asset classes to meet long-term objectives of return, while mitigating against downside risks and considering expected cash flows. The asset allocations for the pension assets at January 31, 2012 and 2011 are as follows:

	Percentage of Plan Assets At January 31		Target Allocation
Asset Category	2012	2011
Equity	50%	51%	50%
Debt	47%	42%	47%
Real estate	0%	5%	0%
Cash	3%	2%	3%

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 14—Employee Benefit Plans (Continued)

The fair value of plan assets at January 31, 2012 and 2011 are as follows:

	January 31, 2012
Type of Asset	Total	Level 1	Level 2	Level 3
	(In thousands)
Balanced fund	$4,678	$—	$4,678	$—
UK long-dated gilt fund	3,373	—	3,373	—
Cash	69	69	—	—

Total fair value of plan assets	$8,120	$69	$8,051	$—

	January 31, 2011
Type of Asset	Total	Level 1	Level 2	Level 3
	(In thousands)
Balanced fund	$4,644	$—	$4,644	$—
UK long-dated gilt fund	2,651	—	2,651	—
Cash	18	18	—	—

Total fair value of plan assets	$7,313	$18	$7,295	$—

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

The Balanced Fund has a focus on domestic (UK) and international equity securities such as common, preferred or other capital stock. The other fund assets include bonds, property and cash. The fund can hold cash balances up to a maximum of 20% of the fund’s value. The fair value of this fund is priced on a single, swinging price basis.

The UK long-dated gilt fund is comprised primarily of investments in British Pounds denominated investment grade UK government securities and other domestic and international debt related securities. The fair value of this fund is priced on a single, swinging price basis.

The cash balance represents amounts held in bank accounts.

The accumulated benefit obligation is the actuarial present value of benefits attributed to employee services rendered to date, excluding assumptions about future compensation levels. The accumulated benefit obligation for all defined benefit pension plans was $8.4 million and $8.5 million at January 31, 2012 and 2011, respectively. The net underfunded pension liability was $241,000 and $1.1 million as of January 31, 2012 and 2011, respectively. The decrease in the net liability in fiscal 2012 is primarily the result of a favorable return on plan assets and benefits paid during the year.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement benefit plan. The assumed health care cost trend rates used in measuring the APBO were as follows at January 31:

	January 31,
	2012	2011
Health care cost trend assumed next year	7.7%	8.0%
Ultimate trend rate	4.7%	4.7%
Year ultimate trend year is reached	2082	2082

The following presents the effect of a 1% change in health care cost trend rates at January 31, 2012 (in thousands):

	1% Increase	1% Decrease
Change in health care trend rate:
Effect on service and interest costs	$61	$(51)
Effect on postretirement benefit obligation	1,031	(881)

The fiscal 2013 postretirement benefit costs will be based on a 4% discount rate.

Defined Contribution Retirement Plans

We sponsor a number of defined contribution retirement plans. We match employee contributions in varying degrees and also make contributions to certain plans based on a percentage of employee wages. Our expense under these plans was $3.7 million, $3.3 million and $4.3 million, for the years ended January 31, 2012, 2011 and 2010, respectively.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 15—Earnings Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Year Ended January 31
	2012	2011	2010
Basic earnings (loss) per share:
Net income (loss)	$63,046	$21,406	$(38,649)

Weighted average shares of common stock outstanding	10,988	10,884	10,816

	$5.74	$1.97	$(3.57)
Diluted earnings (loss) per share:
Net income (loss)	$63,046	$21,406	$(38,649)

Weighted average shares of common stock outstanding	10,988	10,884	10,816
Dilutive effect of stock awards	305	220	—

Diluted weighted average shares of common stock outstanding	11,293	11,104	10,816

	$5.58	$1.93	$(3.57)

Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and SARs and the amount of unvested restricted stock. The number of unexercised SARs and stock options and unvested restricted stock that were not included in the calculation as the impact would be antidilutive are as follows (in thousands):

	Year Ended January 31
	2012	2011	2010
Excluded awards:
Unexercised SARS awards	149	535	829
Unvested restricted stock	—	—	60
Unexercised stock options	—	—	279

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 16—Accumulated Other Comprehensive Income (Loss)

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
	(In thousands)
Balance at January 31, 2009	$8,942	$(675)	$8,267
Translation adjustment	16,470	—	16,470
Minimum pension/postretirement liability, net of tax effect of $359	—	(1,284)	(1,284)

Balance at January 31, 2010	25,412	(1,959)	23,453
Translation adjustment	11,043	—	11,043
Minimum pension/postretirement liability, net of tax effect of ($277)	—	1,126	1,126

Balance at January 31, 2011	36,455	(833)	35,622
Translation adjustment	5,075	—	5,075
Minimum pension/postretirement liability, net of tax effect of $418	—	(46)	(46)

Balance at January 31, 2012	$41,530	$(879)	$40,651

Note 17—Fair Value of Financial Assets and Liabilities

The fair value of our financial instruments represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount of our cash equivalents, trade receivables and payables and notes payable to banks approximates fair value due to the short maturity of these instruments. The carrying value of long-term debt approximates fair market value due to the variable interest rate on the debt.

Note 18—Derivative Instruments and Hedging Activities

We have operations and sell products to customers throughout the world. Our activities expose us to a variety of market risks, including the effects of changes in foreign currency exchange rates. These financial exposures are monitored and managed within our foreign exchange management policy as approved by the Board of Directors. Our policy prohibits any activity construed as speculating on the changes in the value of any foreign currency. Our risk-management program focuses on the unpredictability of financial markets and seeks to reduce the effects that the volatility of these markets may have on our operating results.

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

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 18—Derivative Instruments and Hedging Activities (Continued)

By using derivative financial instruments to hedge exposures to changes in exchange rates, we expose ourselves to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivatives contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates repayment risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess repayment risk. We minimize the credit or repayment risk in derivative instruments by entering into transactions with counterparties whose credit ratings are investment grade, monitoring the amount of exposure to each counterparty and monitoring the financial condition of our counterparties.

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

At January 31, 2012 and 2011, we had approximately $97 million and $108 million, respectively, of nominal value contracts in place to buy or sell foreign currency. The fair value is not material at January 31, 2012 and 2011 and is recorded in the consolidated financial statements as an unrealized foreign currency gain or loss. The principal currencies hedged are denominated in Canadian Dollars, Euros, British Pounds, Australian Dollars and Japanese Yen.

Note 19—Australia Flood

Our operations in Brisbane, Australia, were significantly disrupted in January 2011 due to damage from flooding caused by heavy rainfalls in the Queensland, Australia region. During fiscal 2012, we made significant progress in restoring our operations to pre-flood conditions and have been able to meet customer needs with on-hand inventory and product sourced from other locations.

The following table shows flood-related costs incurred and insurance proceeds received during the year ended January 31, 2012 and 2011 (in thousands):

Cost of Goods Sold Related	2012	2011
Insurance proceeds	$(2,651)	$—
Inventory write down (recovery), net	(413)	2,167
Other flood related costs	1,030	—

Net expense (recovery)	(2,034)	2,167

Selling, General & Administrative Related
Insurance proceeds	(5,430)	—
Fixed asset write down (recovery), net	(299)	2,451
Other flood related costs	2,592	527

Net expense (recovery)	(3,137)	2,978

Total Flood Related
Insurance proceeds	(8,081)	—
Inventory write down (recovery), net	(413)	2,167
Fixed asset write down (recovery), net	(299)	2,451
Other flood related costs	3,622	527

Net expense (recovery)	$(5,171)	$5,145

During fiscal 2013 we may receive additional insurance proceeds of up to $3 million for capital expenditures not yet placed in service.

Cascade Corporation

Notes to Consolidated Financial Statements (Continued)

Note 20—Supplementary Quarterly Financial Information (unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share amounts)
Year Ended January 31, 2012
Net sales	$136,177	$135,642	$138,024	$125,924
Gross profit	$44,373	$43,311	$45,183	$36,420
Operating income	$24,507	$20,977	$23,399	$18,532
Net income	$16,424	$13,851	$19,575	$13,196
Net income per share:
Basic	$1.50	$1.26	$1.78	$1.20
Diluted	$1.46	$1.23	$1.74	$1.16
Cash dividends per share	$0.20	$0.20	$0.25	$0.25
Year Ended January 31, 2011
Net sales	$94,392	$97,741	$107,377	$110,348
Gross profit	$27,714	$29,520	$33,792	$31,662
Operating income	$9,490	$10,413	$15,456	$6,917
Net income	$5,666	$3,232	$8,784	$3,724
Net income per share:
Basic	$0.52	$0.30	$0.81	$0.34
Diluted	$0.51	$0.29	$0.79	$0.33
Cash dividends per share	$0.02	$0.05	$0.10	$0.10

Note 21—Subsequent Events

During March 2012 we purchased the assets of our exclusive distributor located in Santos, Brazil. The total purchase price was approximately $1 million, net of assumed liabilities.

Schedule II

Cascade Corporation

Valuation and Qualifying Accounts

(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Foreign Currency Impact/ Acquisitions	Balance at End of Period
Years ended January 31:
2012
Allowance for doubtful accounts receivable	$1,196	$266	$(207)	$(44)	$1,211
Valuation allowances-deferred tax assets	$33,433	$(5,740)	$—	$(1,147)	$26,546
Obsolete inventory reserve	$2,035	$458	$(418)	$19	$2,094
2011
Allowance for doubtful accounts receivable	$1,328	$142	$(284)	$10	$1,196
Valuation allowances-deferred tax assets	$22,011	$11,669	$—	$(247)	$33,433
Obsolete inventory reserve	$1,605	$938	$(593)	$85	$2,035
2010
Allowance for doubtful accounts receivable	$1,441	$210	$(449)	$126	$1,328
Valuation allowances-deferred tax assets	$12,444	$10,803	$—	$(1,236)	$22,011
Obsolete inventory reserve	$1,975	$952	$(1,515)	$193	$1,605

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework”. Based on our evaluation, our management concluded that, as of January 31, 2012, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of January 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the three months ended January 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, on July 5, 2011 our Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our directors is set forth under the heading “Proposal 1: Election of Directors” in the Company’s Proxy Statement for its 2011 Annual Meeting to be filed within 120 days after our fiscal year end of January 31, 2012, (“Proxy Statement”) and is incorporated into this report by reference. Information regarding our executive officers is set forth in Part I of this report under “Officers of the Registrant.”

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

The individual financial statements of the registrant and its subsidiaries have been omitted since Cascade is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together exceed 5% of the total consolidated assets at January 31, 2012, except indebtedness incurred in the ordinary course of business which is not overdue and which matures within one year from the year of its origination.

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

/S/ ROBERT C. WARREN, JR. Robert C. Warren, Jr.	President and Chief Executive Officer, and Director (Principal Executive Officer)	April 4, 2012 Date

/S/ JOSEPH G. POINTER Joseph G. Pointer	Chief Financial Officer (Principal Financial and Accounting Officer)	April 4, 2012 Date

/S/ JAMES S. OSTERMAN James S. Osterman	Director	April 4, 2012 Date

/S/ NICHOLAS R. LARDY Nicholas R. Lardy	Director	April 4, 2012 Date

/S/ DUANE C. MCDOUGALL Duane C. McDougall	Director	April 4, 2012 Date

/S/ PETER D. NICKERSON Peter D. Nickerson	Director	April 4, 2012 Date

/S/ HENRY W. WESSINGER II Henry W. Wessinger II	Director	April 4, 2012 Date

/S/ NANCY A. WILGENBUSCH Nancy A. Wilgenbusch	Director	April 4, 2012 Date

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to Form 10-Q filed with the Commission on September 5, 2008.(1)

3.2	Bylaws, as amended April 6, 2007 filed as Exhibit 3.2 to Form 10-K filed with the Commission on April 16, 2007.(1)

10.1	Amended and Restated Severance Agreement dated March 10,2012 with Robert C. Warren, Jr., filed as Exhibit 10.1 to Form 8-K filed with the Commission on April 2, 2012.(1)(2)

10.2	Amended and Restated Severance Agreement dated March 10, 2012 with Richard S. Anderson, filed as Exhibit 10.2 to Form 8-K filed with the Commission on April 2, 2012.(1)(2)

10.3	1999 Amendment and Restatement of the Cascade Corporation 1995 Senior Managers’ Incentive Stock Option Plan filed as Exhibit 4.3 to the Registration Statement on Form S-8 (Registration No. 333-103581) filed with the Commission on March 4, 2003.(1)(2)

10.4	Form of Stock Option Agreement for 1999 Amendment and Restatement of the Cascade Corporation 1995 Senior Managers’ Incentive Stock Option Plan filed as Exhibit 10.5 to Form 10-K filed with the Commission on April 18, 2005.(1)(2)

10.5	Amended and Restated Cascade Corporation Stock Appreciation Rights and Restricted Stock Plan.(2)

10.6	Form of Stock Appreciation Rights Agreement for Cascade Corporation Stock Appreciation Rights Plan filed as Exhibit 10.7 to Form 10-K filed with the Commission on April 18, 2005.(1)(2)

10.7	Form of Restricted Stock Agreement (Employee) for Cascade Corporation Stock appreciation Rights and Restricted Stock Plan filed as Exhibit 10.2 to Form 10-Q filed with the Commission on September 10, 2007.(1)(2)

10.8	Form of Restricted Stock Agreement (Director) for Cascade Corporation Stock Appreciation Rights and Restricted Stock Plan filed as Exhibit 10.3 to Form 10-Q filed with the Commission on September 10, 2007.(1)(2)

10.9	Cascade Corporation Short Term Incentive Plan.(2)

10.10	Loan Agreement dated February 28, 2003, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.1 to Form 8-K filed with the Commission on December 18, 2006.(1)

10.11	Amendment to Credit Agreement dated June 29, 2005, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.2 to Form 8-K filed with the Commission on December 18, 2006.(1)

10.12	Second Amendment to Credit Agreement dated February 24, 2006, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.3 to Form 8-K filed with the Commission on December 18, 2006.(1)

10.13	Third Amendment to Loan Agreement dated December 12, 2006, among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.4 to Form 8-K filed with the Commission on December 18, 2006.(1)

10.14	Fourth Amendment to Loan Agreement dated October 3, 2007 among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.16 to Form 10-K filed with the Commission on April 8, 2008.(1)

Exhibit No.	Description
10.15	Fifth Amendment to Loan Agreement dated December 21, 2007 among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A. and Bank of America, N.A. as agent, filed as Exhibit 10.17 to Form 10-K filed with the Commission on April 8, 2008.(1)

10.16	Sixth Amendment to Loan Agreement dated July 29, 2009 among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent, filed as Exhibit 10.1 to Form 8-K filed with the Commission on August 3, 2009.(1)

10.17	Security Agreement dated July 29, 2009 between Cascade Corporation and Bank of America, N.A. as agent, filed as Exhibit 10.2 to Form 8-K filed with the Commission on August 3, 2009.(1)

10.18	Seventh Amendment to Loan Agreement dated October 29, 2010 among Cascade Corporation, Bank of America, N.A., Union Bank of California, N.A., and Bank of America, N.A. as agent filed as Exhibit 10.1 to form 8-K filed with the Commission on November 4, 2010.(1)

10.19	Severance Agreement dated March 10, 2012 with Joseph G. Pointer, filed as Exhibit 10.3 to Form 8-K filed with the Commission on April 2, 2012.(1)(2)

10.20	Severance Agreement dated March 10, 2012 with Susan Chazin-Wright, filed as Exhibit 10.4 to Form 8-K filed with the Commission on April 2, 2012.(1)(2)

10.21	Severance Agreement dated March 10, 2012 with Jeffrey K. Nickoloff filed as Exhibit 10.5 for Form 8-K filed with the Commission on April 2, 2012.(1)(2)

14	Code of Ethics and Business Responsibilities for Directors, Officers, and Employees, filed as Exhibit 14 to Form 10-K filed with the Commission on April 8, 2008.(1)

21	Subsidiaries of the registrant.

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference.

(2)	Indicates management contract or compensatory plan or arrangement.