Form 10-Q
period 2012-04-30
CASCADE CORP
filed 2012-06-08
CIK 18061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of May 18, 2012 was 11,148,067.

CASCADE CORPORATION

FORM 10-Q

Quarter Ended April 30, 2012

Forward-Looking Statements

This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 2), contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements that do not constitute statements of historical fact are deemed forward-looking statements, including any projections or statements of expectations of market conditions, revenue, gross profit, expenses, earnings or losses from operations or other financial items; any discussion of expectations regarding future profitability of operations in particular regions or product lines; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties, and assumptions that could cause material differences from expectations include, but are not limited to:

•	General business and economic conditions globally and in particular the impact of the European debt crisis on our European market and the global economy;

•	Competitive factors and the cyclical nature of the materials handling industry and lift truck orders;

•	Risks and complexities associated with international operations, including foreign currency fluctuations and international tax considerations;

•	Environmental matters;

•	Impact of acquisitions;

•	Cost and availability of raw materials; and

•	Assumptions relating to pension and other postretirement costs.

We undertake no obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report. See “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended January 31, 2012, for additional information on risk factors with the potential to impact our financial results and business operations.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - in thousands, except per share amounts)

	Three Months Ended April 30,
	2012	2011
Net sales	$141,235	$136,177
Cost of goods sold	97,941	91,804

Gross profit	43,294	44,373
Selling and administrative expenses	22,607	20,618
Australia flood insurance proceeds, net of costs	—	(752)

Operating income	20,687	24,507
Interest expense, net	84	251
Foreign currency loss, net	10	196

Income before provision for income taxes	20,593	24,060
Provision for income taxes	5,385	7,636

Net income	$15,208	$16,424

Basic earnings per share	$1.38	$1.50

Diluted earnings per share	$1.34	$1.46

Basic weighted average shares outstanding	11,034	10,924
Diluted weighted average shares outstanding	11,384	11,270
Cash dividends per share	$0.35	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited - in thousands)

	Three Months Ended April 30
	2012	2011
Net income	$15,208	$16,424
Other comprehensive income, net of tax:
Currency translation adjustment	741	9,489

Other comprehensive income	741	9,489

Comprehensive income	$15,949	$25,913

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except per share amounts)

	April 30, 2012	January 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$26,904	$24,928
Accounts receivable, less allowance for doubtful accounts of $1,198 and $1,211	87,859	77,752
Inventories	87,861	86,660
Deferred income taxes	3,777	3,822
Assets available for sale	7,662	7,572
Prepaid expenses and other	13,041	11,353

Total current assets	227,104	212,087
Property, plant and equipment, net	71,968	71,439
Goodwill	89,455	88,174
Deferred income taxes	20,877	18,964
Other assets	4,332	3,895

Total assets	$413,736	$394,559

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$441	$99
Current portion of long-term debt	563	590
Accounts payable	30,261	28,280
Accrued payroll and payroll taxes	9,526	9,473
Accrued incentive pay	1,220	2,496
Dividends payable	3,882	—
Other accrued expenses	14,786	15,580

Total current liabilities	60,679	56,518
Long-term debt, net of current portion	4,977	4,950
Accrued environmental expenses	1,914	2,279
Deferred income taxes and other tax liabilities	3,596	8,626
Employee benefit obligations	8,305	8,228
Other liabilities	8,589	3,231

Total liabilities	88,060	83,832

Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $.50 par value, 40,000 authorized shares; 11,148 and 11,088 shares issued and outstanding	5,574	5,544
Additional paid-in capital	16,104	13,252
Retained earnings	262,606	251,280
Accumulated other comprehensive income	41,392	40,651

Total shareholders’ equity	325,676	310,727

Total liabilities and shareholders’ equity	$413,736	$394,559

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited - in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at January 31, 2012	11,088	$5,544	$13,252	$251,280	$40,651	$310,727
Net income	—	—	—	15,208	—	15,208
Dividends ($0.35 per share)	—	—	—	(3,882)	—	(3,882)
Common stock issued	60	30	778	—	—	808
Share-based compensation	—	—	621	—	—	621
Tax effect on share-based compensation	—	—	1,453	—	—	1,453
Currency translation adjustment	—	—	—	—	741	741

Balance at April 30, 2012	11,148	$5,574	$16,104	$262,606	$41,392	$325,676

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Three Months Ended April 30,
	2012	2011
Cash flows from operating activities:
Net income	$15,208	$16,424
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,542	2,393
Share-based compensation	621	599
Deferred income taxes	(1,871)	(159)
Tax effect on share-based compensation	(1,453)	—
Gain on disposition of assets, net	(39)	(17)
Changes in operating assets and liabilities, net of effect of business acquisition:
Accounts receivable	(10,412)	(19,642)
Inventories	(168)	(4,087)
Prepaid expenses and other	(1,651)	(1,699)
Accounts payable and accrued expenses	367	2,468
Income taxes payable and receivable	1,018	762
Other assets and liabilities	64	1,318

Net cash provided by (used in) operating activities	4,226	(1,640)

Cash flows from investing activities:
Capital expenditures	(3,103)	(2,302)
Proceeds from disposition of assets	95	51
Business acquisition	(1,180)	—

Net cash used in investing activities	(4,188)	(2,251)

Cash flows from financing activities:
Payments on long-term debt	(76,839)	(13,237)
Proceeds from long-term debt	77,000	18,000
Notes payable to banks, net	342	2,966
Common stock issued under share-based compensation plans	808	599
Tax effect on share-based compensation	1,453	—

Net cash provided by financing activities	2,764	8,328

Effect of exchange rate changes	(826)	(2,613)

Change in cash and cash equivalents	1,976	1,824
Cash and cash equivalents at beginning of period	24,928	25,037

Cash and cash equivalents at end of period	$26,904	$26,861

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Description of Business

Cascade Corporation is an international company engaged in the manufacture of materials handling products that are widely used on industrial fork lift trucks and, to a lesser extent, construction, mining and agricultural vehicles. Accordingly, our sales are largely dependent on sales of lift trucks and replacement parts. Our sales are made throughout the world. We are headquartered in Fairview, Oregon, employing approximately 1,900 people and maintaining operations in 17 countries outside the United States.

Note 2—Interim Financial Information

The accompanying consolidated financial statements for the interim periods ended April 30, 2012 and 2011 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Note 3—Segment Information

Our operating units have several similar economic characteristics and attributes, including products, distribution patterns and classes of customers. As a result, we aggregate our operating units related to the manufacturing, distribution and servicing of material handling load engagement products into four geographic operating segments, which we identify as the Americas, Europe, Asia Pacific and China. We evaluate the performance of each of our operating segments based on income or loss before interest, foreign currency gains or losses and income taxes. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies contained in Note 2 of our consolidated financial statements included in our Form 10-K for the fiscal year ended January 31, 2012.

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

Segment Information

(In thousands)

	Three Months Ended April 30
2012	Americas	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$76,243	$26,908	$20,676	$17,408		$141,235
Transfers between areas	7,249	189	16	8,559	(16,013)	—

Net sales and transfers	$83,492	$27,097	$20,692	$25,967	$(16,013)	$141,235

Gross profit	$24,846	$5,565	$5,739	$7,144		$43,294
Selling and administrative	13,715	4,340	2,891	1,661		22,607

Operating income	$11,131	$1,225	$2,848	$5,483		$20,687

Total assets	$202,205	$91,056	$50,494	$69,981		$413,736
Property, plant and equipment, net	$30,235	$10,293	$12,077	$19,363		$71,968
Capital expenditures	$1,751	$209	$732	$411		$3,103
Depreciation expense	$1,216	$451	$223	$579		$2,469

	Three Months Ended April 30
2011	Americas	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$71,704	$27,439	$18,092	$18,942	$—	$136,177
Transfers between areas	8,077	454	80	7,288	(15,899)	—

Net sales and transfers	$79,781	$27,893	$18,172	$26,230	$(15,899)	$136,177

Gross profit	$24,906	$5,851	$5,801	$7,815		$44,373
Selling and administrative	11,956	4,551	2,620	1,491		20,618
Australia flood insurance proceeds, net of costs	—	—	(752)	—		(752)

Operating income	$12,950	$1,300	$3,933	$6,324		$24,507

Total assets	$194,265	$89,964	$49,593	$66,979		$400,801
Property, plant and equipment, net	$28,892	$11,117	$9,774	$18,630		$68,413
Capital expenditures	$874	$325	$514	$589		$2,302
Depreciation expense	$1,189	$454	$132	$581		$2,356

Note 4—Inventories

During the three months ended April 30, 2012, inventories increased primarily due to additional product needed to meet increased customer demand, a business acquisition in Brazil and the impact of changes in foreign currencies. Inventories stated at the lower of average cost or market are presented below by major class (in thousands):

	April 30, 2012	January 31, 2012
Finished goods	$36,113	$31,913
Raw materials and components	51,748	54,747

	$87,861	$86,660

Note 5—Goodwill

During the three months ended April 30, 2012, goodwill increased due to the impact of changes in foreign currencies. We have no goodwill recorded in China. The following table provides a breakdown of goodwill by geographic region (in thousands):

	April 30, 2012	January 31, 2012
Americas	$76,045	$74,914
Europe	10,477	10,332
Asia Pacific	2,933	2,928

	$89,455	$88,174

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

Stock options provide the holder the right to receive our common shares at an established price. No additional stock options can be granted under the terms of our plan. All outstanding stock options are fully vested and have a term of ten years from date of grant.

The following table provides the number of shares to be issued under our share-based plans, based on outstanding awards as of April 30, 2012 (in thousands):

	Stock Options	SARS and Restricted Stock
Common stock previously issued	1,258	216
Restricted stock previously issued	—	158
Shares issuable upon exercise of SARs, based on $47.07 share price at April 30, 2012	—	235
Shares issuable upon exercise of stock options	93	—

Estimated shares to be issued	1,351	609

Maximum shares of common stock to be issued per plan document	1,400	1,000	*

*	The maximum number of shares of common stock to be issued under our SARS and Restricted Stock Plan was increased from 750,000 shares to 1 million shares on June 6, 2012 with a favorable vote by our shareholders.

A summary of the status of our plans at April 30, 2012, together with changes during the three months then ended, is presented in the following tables (in thousands, except per share amounts):

	Stock Options		Stock Appreciation Rights
	Outstanding Awards	Weighted Average Exercise Price Per Share	Outstanding Awards	Weighted Average Exercise Price Per Share
Balance at January 31, 2012	151	$14.72	855	$35.85
Granted	—		117	50.12
Exercised	(58)	14.05	(7)	31.77

Balance at April 30, 2012	93	$15.14	965	$37.60

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock at January 31, 2012	62	$41.14
Vested	(10)	48.66

Unvested restricted stock at April 30, 2012	52	$39.62

We calculate share-based compensation cost for stock options and SARS using the Black-Scholes option pricing model. The range of assumptions used to compute share-based compensation are as follows:

	Granted in Fiscal 2013	Granted Prior to Fiscal 2013
Risk-free interest rate	1.6%	2.1% - 5.1%
Expected volatility	60.0%	40.0% - 56.0%
Expected dividend yield	2.8%	0.6% - 2.8%
Expected life (in years)	6	5 - 7
Weighted average fair value at date of grant	$22.44	$4.16 - $33.31

We calculate share-based compensation cost for restricted stock by multiplying the fair market value of our common shares on the grant date by the number of restricted shares expected to vest. Share-based compensation is expensed ratably over the applicable vesting period. Additional information regarding the assumptions used to calculate fair value under our share-based compensation plans is presented in Note 2 to our consolidated financial statements included in our Form 10-K for the year ended January 31, 2012.

As of April 30, 2012, there was $5.5 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the plans. The following table shows the share-based compensation costs to be recognized in future periods for awards granted to date as of April 30, 2012 (in thousands):

Fiscal Year	Amount
2013*	$1,662
2014	1,880
2015	1,234
2016	674
2017	97

$5,547

*	Represents last nine months of fiscal 2013

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

Our specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision affecting our Fairview, Oregon manufacturing facility. The records of decision required us to initiate remediation activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted since 1996 and current estimates provide for some level of activity to continue through 2019. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. During the first quarter of fiscal 2013, we conducted tests in a few areas near the facility to assess the effectiveness of the remediation activities to date. Based on these test results, no additional accrual is required at this time. The recorded liability for ongoing remediation activities at our Fairview facility was $2.1 million at April 30, 2012 and $2.4 million at January 31, 2012.

Springfield, Ohio

In March 2010, we signed a Facility Lead Corrective Action Agreement (“Action Agreement”) with the Ohio Environmental Protection Agency, which outlines a more comprehensive remediation plan at our Springfield, Ohio facility. We had previously been performing our remediation activities under a consent order signed in 1994, which had required the installation of remediation systems for the cleanup of groundwater contamination. The Action Agreement specifies an action plan that would allow us to be more proactive in our environmental cleanup efforts. The current estimate is that the remediation activities will continue through 2019. The recorded liability for ongoing remediation activities in Springfield was $1.1 million at April 30, 2012 and $1.1 million at January 31, 2012.

As of April 30, 2012 and January 31, 2012, a total of $1.3 million of environmental costs are included on the consolidated balance sheet as a component of other accrued expenses.

Legal Proceedings

We are subject to legal proceedings, claims and litigation, in addition to the environmental matters previously discussed, arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect the ultimate costs to be material to our consolidated financial position, results of operations, or cash flows.

Note 8—Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended April 30
	2012	2011
Basic earnings per share:
Net income	$15,208	$16,424

Weighted average shares of common stock outstanding	11,034	10,924

	$1.38	$1.50
Diluted earnings per share:
Net income	$15,208	$16,424

Weighted average shares of common stock outstanding	11,034	10,924
Dilutive effect of stock awards	350	346

Diluted weighted average shares of common stock outstanding	11,384	11,270

	$1.34	$1.46

Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and SARS and the amount of unvested restricted stock. All unvested restricted stock were included in our calculation of incremental shares for the three months ended April 30, 2012 because they were dilutive. The number of unexercised SARS that were not included in the calculation as the impact would be antidilutive are as follows (in thousands):

	Three Months Ended April 30
	2012	2011
Excluded Awards:
Unexercised SARS Awards	265	148

Note 9—Supplemental Cash Flow Information

The following table presents information that supplements the consolidated statements of cash flows (in thousands):

	Three Months Ended April 30
	2012	2011
Cash paid during the period for:
Interest	$118	$318
Income taxes	$5,610	$4,214
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared	$3,882	$2,208

Note 10—Benefit Plans

The following table represents the net periodic cost related to our defined benefit plans in England and France and our postretirement health benefit plan in the United States (in thousands):

	Defined Benefit Three Months Ended April 30		Postretirement Benefit Three Months Ended April 30
	2012	2011	2012	2011
Net periodic benefit cost:
Service cost	$4	$4	$27	$22
Interest cost	95	116	85	95
Expected return on plan assets	(118)	(119)	—	—
Recognized prior service cost	—	—	(19)	(19)
Recognized net actuarial loss	8	29	6	—

	$(11)	$30	$99	$98

Note 11—Recent Accounting Pronouncements

Other Comprehensive Income

In June 2011, a pronouncement was issued that eliminates the option of presenting other comprehensive income as part of the statement of changes in stockholders’ equity and provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires presentation of items on the face of the financial statements that are reclassified from other comprehensive income to net income. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how tax effects of each item of other comprehensive income are presented. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011 and should be applied retrospectively. We adopted this guidance during the quarter ended April 30, 2012 by presenting a separate statement of comprehensive income.

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

	2012	2011
Balance at January 31	$1,723	$1,339
Accruals for warranties issued during the period	627	383
Accruals for pre-existing warranties	169	103
Settlements during the period	(745)	(501)
Foreign currency changes	(3)	48

Balance at April 30	$1,771	$1,372

Note 13—Accumulated Other Comprehensive Income

During the three months ended April 30, 2012, accumulated other comprehensive income increased due to fluctuations in foreign currencies, primarily the Euro, Canadian Dollar and British Pound. The following table presents the changes in and the components of accumulated other comprehensive income (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
Balance at January 31, 2012	$41,530	$(879)	$40,651
Currency translation adjustment	759	(18)	741

Balance at April 30, 2012	$42,289	$(897)	$41,392

Note 14—Income Taxes

The effective tax rate was 26% in the first quarter of fiscal 2013. The effective tax rate is lower than the US tax rate of 35% primarily due to the first quarter release of a $1.7 million valuation allowance recorded against deferred tax assets in The Netherlands. In addition, our tax rate was also reduced by lower tax rates in foreign jurisdictions where we earned income.

In recent years, we have recorded significant deferred tax assets related to net operating losses in Europe. In assessing the realizability of these deferred tax assets, we considered whether it is more-likely-than-not that some portion or all of our deferred tax assets will not be realized through the generation of future taxable income. Based on this assessment we had provided full valuation allowances against these deferred tax assets prior to the third quarter of fiscal 2012. The valuation allowances had been provided because management determined that it is more-likely-than-not that we would not realize these deferred tax assets in the foreseeable future based on historical financial performance in this region.

Management quarterly assesses the need for valuation allowances on deferred tax assets based on all available positive and negative evidence. The primary negative evidence is continuing operating losses. Positive evidence consists of improved financial performance over time due to market conditions, restructuring activities and expected future taxable income. In the third quarter of fiscal 2012, management concluded that it is more-likely-than-not that a portion of the deferred tax assets related to net operating loss carryforwards in The Netherlands will be realized and therefore released $3.6 million of the existing valuation allowance. The release was due to improved financial performance in the Company’s parts business in The Netherlands and the restructuring and closure of loss generating operations.

In the first quarter of fiscal 2013, the Company undertook additional restructuring in The Netherlands and as a result concluded that it is more-likely-than-not that $1.7 million of additional deferred tax assets related to net operating loss carryforwards in The Netherlands will be realized. The restructuring involved the transfer of intercompany financing activities to The Netherlands from Ireland. As a result of this restructuring, Cascade will earn higher income in The Netherlands due to an elimination of its interest expense and its interest earnings from other Cascade entities. The Company continues to provide a $4.9 million valuation allowance on deferred tax assets in The Netherlands that we do not expect to utilize.

Our determination to record the release is based on estimates of future taxable income through 2019, the expiration date for the operating loss carryforwards. If the estimates of future taxable income vary from actual results, our assessment regarding the realization of these deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in the Company’s financial statements in the period the estimate is changed, with a corresponding adjustment to operating results. Changes in estimates may occur often and can have a significant favorable or unfavorable impact on the Company’s operating results period-to-period.

At April 30, 2012, we continue to provide valuation allowances of $25.1 million against deferred tax assets relating to net operating loss carryforwards generated in Europe that we currently do not expect to realize. This includes $4.9 million in The Netherlands as previously noted.

As of April 30, 2012, our liability for uncertain tax positions was $4.1 million, excluding interest and penalties. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of April 30, 2012, we had approximately $1.2 million of accrued interest and penalties related to uncertain tax positions.

We are subject to taxation primarily in the jurisdictions where we have operations. As of April 30, 2012, we remain subject to examination in various state and foreign jurisdictions for the 2003 – 2011 fiscal tax years.

Note 15 – Australia Flood

Our operations in Brisbane, Australia, were significantly disrupted in January 2011 due to damage from flooding caused by heavy rainfall in the Queensland, Australia region. During fiscal 2012, we restored our operations to pre-flood conditions.

The flood resulted in total charges of $8.1 million during fiscal 2012 and fiscal 2011. We did not incur any charges during the first quarter of fiscal 2013. In total, we have received $8.1 million of insurance proceeds and during fiscal 2013 we may receive additional insurance proceeds of up to $3 million for capital expenditures related to equipment not yet placed in service. We did not receive any insurance proceeds during the first quarter of fiscal 2013.

The following table shows flood-related costs and insurance proceeds recorded during the first quarter of fiscal 2012 (in thousands):

Three Months Ended
April 30, 2011
Cost of Goods Sold Related
Flood-related costs	$334
Insurance proceeds	(1,063)

Net expense (recovery)	(729)

Selling, General & Administrative Related
Flood-related costs	$1,645
Insurance proceeds	(2,397)

Net expense (recovery)	(752)

Total Flood Related
Flood-related costs	$1,979
Insurance proceeds	(3,460)

Net expense (recovery)	$(1,481)

Note 16 – Fair Value of Financial Assets and Liabilities

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

Note 17 – Acquisition

In March 2012, we purchased the assets, including inventory, accounts receivable and intangible assets, of our exclusive distributor located in Santos, Brazil. The total purchase price was $1.2 million.

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

All references to fiscal years are defined as the year ended January 31, 2012 (“fiscal 2012”) and the year ended January 31, 2013 (“fiscal 2013”).

RECENT TRENDS AND DEVELOPMENTS AFFECTING OUR RESULTS

Global Economic & Lift Truck Market Conditions

The global lift truck market has continued to experience volatility in the first quarter. The Americas and Asia Pacific markets are experiencing flat to moderate growth. China’s market has recovered from the fourth quarter but shipments are below prior year levels. The European lift truck market has begun to experience a slowdown with recent orders. The European debt crisis and other economic factors in the European Union could have a negative impact on our business and global lift truck markets.

The following table shows the quarter-over-quarter percent change in global lift truck shipments by region:

Lift Truck Shipments Q1 Fiscal 2013 vs 2012
Americas	32%
Europe	11%
Asia Pacific	32%
China	(2%)
Global	14%

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

COMPARISON OF FIRST QUARTER OF FISCAL 2013 AND FISCAL 2012

Executive Summary

	Three Months Ended April 30
	2012	2011	Change	Change %
	(In thousands except per share amounts)
Net sales	$141,235	$136,177	$5,058	4%
Gross profit %	31%	33%
Operating income	$20,687	$24,507	$(3,820)	(16%)
Operating Income %	15%	18%
Income before taxes	$20,593	$24,060	$(3,467)	(14%)
Provision for income taxes	$5,385	$7,636	$(2,251)	(29%)
Effective tax rate	26%	32%
Net income	$15,208	$16,424	$(1,216)	(7%)
Diluted earnings per share	$1.34	$1.46	$(0.12)	(8%)

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$6,116	5%
Foreign currency change	(1,058)	(1%)

Total	$5,058	4%

The following is an overview for the three months ended April 30, 2012 and 2011. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Consolidated net sales increased 5% due to higher sales volumes as a result of a strong global lift truck market and sales price increases.

•

Our consolidated gross profit percentage decreased during the first quarter of fiscal 2013 due to higher sales of lower margin product during the current year. In addition, the prior year gross profit includes net flood insurance proceeds of $0.7 million, which increased the gross profit percentage by 1%.

•

During the first quarter of fiscal 2012, we received $3.5 million of insurance proceeds related to the Australia flood, which was offset by $2.0 million of flood related costs incurred during the quarter. The after-tax impact of the flood recovery was $1.0 million ($.09 per diluted share).

•

Selling and administrative costs increased 11%, excluding the impact of foreign currency changes. The increase is primarily due to higher personnel costs, professional and legal expenses, IT consulting fees and warranty charges.

•

The effective tax rate of 26% in the first quarter of fiscal 2013 was primarily a result of the release of a $1.7 million tax valuation allowance in The Netherlands. This release was primarily a result of a projected increase in future taxable income in The Netherlands due to the reduction of interest expense and the transfer of intercompany financing activities to The Netherlands from Ireland.

Americas

	Three Months Ended April 30
	2012	2011	Change	Change %
Net sales	$76,243	$71,704	$4,539	6%
Transfers between areas	7,249	8,077	(828)	(10%)

Net sales and transfers	83,492	79,781	3,711	5%
Cost of goods sold	58,646	54,875	3,771	7%

Gross profit	24,846	24,906	(60)	—
Gross profit %	30%	31%
Selling and administrative	13,715	11,956	1,759	15%

Operating income	$11,131	$12,950	$(1,819)	(14%)

Operating income %	13%	16%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$4,739	6%
Foreign currency change	(200)	—

Total	$4,539	6%

The following summarizes financial results for the Americas for the first quarter of fiscal 2013. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•

Net sales increased 6% due to higher sales volumes as a result of a strong lift truck market in the Americas, higher sales of products to the construction industry and sales price increases implemented.

•	Our gross profit percentage decreased due to higher sales of lower margin product and start up costs related to the ramp up of sales of construction attachments.

•	Selling and administrative costs increased due primarily to consulting, personnel, warranty, professional fees and other general costs.

Europe

	Three Months Ended April 30
	2012	2011	Change	Change %
Net sales	$26,908	$27,439	$(531)	(2%)
Transfers between areas	189	454	(265)	(58%)

Net sales and transfers	27,097	27,893	(796)	(3%)
Cost of goods sold	21,532	22,042	(510)	(2%)

Gross profit	5,565	5,851	(286)	(5%)
Gross profit %	21%	21%
Selling and administrative	4,340	4,551	(211)	(5%)

Operating income	$1,225	$1,300	$(75)	(6%)

Operating income %	5%	5%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$1,126	4%
Foreign currency change	(1,657)	(6%)

Total	$(531)	(2%)

The following summarizes financial results for Europe for the first quarter of fiscal 2013. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 4% primarily as a result of price increases implemented during fiscal 2012.

•	Our European business experienced comparable operating income between years as our cost of goods sold and selling and administrative expenses remained in line with sales levels.

Asia Pacific

	Three Months Ended April 30
	2012	2011	Change	Change %
Net sales	$20,676	$18,092	$2,584	14%
Transfers between areas	16	80	(64)	(80%)

Net sales and transfers	20,692	18,172	2,520	14%
Cost of goods sold	14,953	12,371	2,582	21%

Gross profit	5,739	5,801	(62)	(1%)
Gross profit %	28%	32%
Selling and administrative	2,891	2,620	271	10%
Australia flood insurance proceeds, net of costs	—	(752)	752	—

Operating income	$2,848	$3,933	$(1,085)	(28%)

Operating income %	14%	22%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$2,439	14%
Foreign currency change	145	—

Total	$2,584	14%

The following summarizes financial results for Asia Pacific for the first quarter of fiscal 2013. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 14% primarily due to higher sales volumes as a result of a strong lift truck market throughout the region.

•

Our prior year gross profit percentage included net insurance proceeds of $0.7 million related to the Australia flood. Without these insurance proceeds, the gross profit percentage would have been 28% for both years.

•

In total, during the first quarter of fiscal 2012, we received insurance proceeds in the amount of $3.5 million and incurred an additional $2.0 million in costs related to the Australia flood. We did not receive any insurance proceeds and did not incur any significant flood related costs during the first quarter of fiscal 2013.

China

	Three Months Ended April 30
	2012	2011	Change	Change %
Net sales	$17,408	$18,942	$(1,534)	(8%)
Transfers between areas	8,559	7,288	1,271	17%

Net sales and transfers	25,967	26,230	(263)	(1%)
Cost of goods sold	18,823	18,415	408	2%

Gross profit	7,144	7,815	(671)	(9%)
Gross profit %	28%	30%
Selling and administrative	1,661	1,491	170	11%

Operating income	$5,483	$6,324	$(841)	(13%)

Operating income %	21%	24%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$(2,188)	(12%)
Foreign currency change	654	4%

Total	$(1,534)	(8%)

The following summarizes financial results for China for the first quarter of fiscal 2013. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales decreased 12% primarily due to a slowdown in the Chinese economy.

•	Transfers to other Cascade locations, which carry lower margins, increased as a percent of total net sales and transfers from 28% to 33%. This was due to increased customer demand globally.

•	Our gross profit percentage decreased due to a higher percentage of transfers between areas and higher sales of lower margin product during the current year.

CASH FLOWS

Statements of Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the three months ended April 30, 2012 and April 30, 2011 by classifying transactions into three major categories of activities: operating, investing and financing.

The following table presents a summary of our cash flows:

	Three Months Ended April 30
	2012	2011
	(In thousands)
Operating activities	$4,226	$(1,640)
Investing activities	(4,188)	(2,251)
Financing activities	2,764	8,328
Effect of exchange rate changes	(826)	(2,613)

Net change in cash and cash equivalents	$1,976	$1,824

Operating Activities

Our primary source of liquidity is cash generated from operating activities, which is measured as net income adjusted for changes in working capital and non-cash operating items such as depreciation, amortization and share-based compensation.

The following are operating activity highlights:

•	Net income was lower during fiscal 2013 compared to fiscal 2012 primarily due to net flood insurance proceeds received in the prior year.

•	Inventories remained flat during fiscal 2013 compared to an increase during fiscal 2012 as a result of increased customer demand.

•	During the first three months of fiscal 2013 and fiscal 2012, accounts receivable increased primarily as a result of higher sales.

Investing Activities

Our primary investing activity is capital expenditures, which are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Capital expenditures by geographic segment were as follows (in thousands):

	Three Months Ended April 30
	2012	2011
Americas	$1,751	$874
Europe	209	325
Asia Pacific	732	514
China	411	589

	$3,103	$2,302

The following are investing activity highlights:

•

We expect capital expenditures for the remainder of fiscal 2013 to be approximately $14.0 million. This includes $11.0 million for regular expenditures and $3.0 million to replace equipment damaged in the Australia flood last year.

•	We acquired the assets, primarily inventory, accounts receivable and intangible assets, of our Brazilian distributor during the first quarter of fiscal 2013 for $1.2 million.

Financing Activities

The following are financing activity highlights:

•	We declared dividends totaling $3.9 million ($0.35 per share) during fiscal 2013 and $2.2 million ($0.20 per share) during fiscal 2012.

FINANCIAL CONDITION AND LIQUIDITY

The following are highlights regarding our financial condition and liquidity for the first three months of fiscal 2013:

•	Total outstanding debt at April 30, 2012, was approximately $6.0 million and was consistent with our January 31, 2012 debt balance.

•

As of April 30, 2012, outstanding borrowings under our $100.0 million credit facility totaled $2.3 million and an additional $.7 million was used to issue letters of credit. Based on these borrowings, the additional amount that may be borrowed under our credit facility is $97.0 million.

•

We were in compliance with our debt covenants at April 30, 2012. We believe our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditures and debt payment requirements for at least the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. We evaluate our estimates and judgments on an on-going basis, including those related to inventory reserves, impairment of long-lived assets, impairment of goodwill, environmental liabilities, benefit plans, share-based compensation and income taxes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgments and estimates that affect the preparation of our consolidated financial statements is set forth in our Annual Report on Form 10-K for the year ended January 31, 2012.

OFF BALANCE SHEET ARRANGEMENTS

At April 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

Other Comprehensive Income

In June 2011, a pronouncement was issued that eliminates the option of presenting other comprehensive income as part of the statement of changes in stockholders’ equity and provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires presentation of items on the face of the financial statements that are reclassified from other comprehensive income to net income. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how tax effects of each item of other comprehensive income are presented. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011 and should be applied retrospectively. We adopted this guidance during the quarter ended April 30, 2012 by presenting a separate statement of comprehensive income.

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

The following table represents the three-month percentage change from January 31, 2012 to April 30, 2012 in the end of month foreign currency rates compared to the U.S. dollar used by our significant operations. As a result of these changes, foreign currency translation adjustments increased shareholders’ equity by $.7 million during the quarter ended April 30, 2012.

Currency	Change %
Australian Dollar	(2%)
Korean Won	(1%)
Chinese Yuan	—
Euro	1%
Canadian Dollar	2%
British Pound	3%

The table below illustrates the hypothetical increase in net sales for the first quarter of fiscal 2013 resulting from a 10% weaker U.S. dollar against foreign currencies which impact our operations (in millions):

Euro	$2.0
Chinese Yuan	1.7
Canadian Dollar	0.7
Australian Dollar	0.7
Japanese Yen	0.7
British Pound	0.5
Korean Won	0.5
Other currencies (representing 2% of consolidated net sales)	0.4

$7.2

A 10% weaker U.S. dollar during the quarter, measured against foreign currencies that affect our operations, would have increased our operating income by approximately $1.5 million.

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

Presuming that the full impact of steel price increases is reflected in all steel and steel based component purchases, we estimate our gross profit percentage would decrease by approximately 0.3% for each 1.0% increase in steel prices. Based on our statement of income for the three months ended April 30, 2012, a 1.0% increase in steel prices would have decreased consolidated gross profit by approximately $0.5 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the three months ended April 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There are no material changes from risk factors previously disclosed in our Form 10-K for the year ended January 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

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

CASCADE CORPORATION
June 8, 2012
/s/ JOSEPH G. POINTER
Joseph G. Pointer
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Severance Agreement dated March 10, 2012 with Davide Roncari. (1)

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Indicates management contract or compensatory plan or arrangement.