Form 10-Q
period 2012-07-31
CASCADE CORP
filed 2012-09-05
CIK 18061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2012

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

The number of shares outstanding of the registrant’s common stock as of August 16, 2012 was 11,195,419.

CASCADE CORPORATION

FORM 10-Q

Quarter Ended July 31, 2012

Forward-Looking Statements

This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 2), contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements that do not constitute statements of historical fact are deemed forward-looking statements, including any projections or statements of expectations of market conditions, revenue, gross profit, expenses, earnings or losses from operations or other financial items; any discussion of expectations regarding future profitability of operations in particular regions or product lines; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties, and assumptions that could cause material differences from expectations include, but are not limited to:

•	General business and economic conditions globally;

•	Competitive factors and the cyclical nature of the materials handling industry and lift truck orders;

•	Risks and complexities associated with international operations, including foreign currency fluctuations and international tax considerations;

•	Impact of acquisitions;

•	Environmental matters;

•	Cost and availability of raw materials; and

•	Assumptions relating to pension and other postretirement costs.

We undertake no obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report. See “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended January 31, 2012, for additional information on risk factors with the potential to impact our financial results and business operations.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited — in thousands, except per share amounts)

	Three Months Ended July 31		Six Months Ended July 31
	2012	2011	2012	2011
Net sales	$136,410	$135,642	$277,645	$271,819
Cost of goods sold	94,350	92,331	192,291	184,135

Gross profit	42,060	43,311	85,354	87,684

Selling and administrative expenses	21,997	22,334	44,604	42,200

Operating income	20,063	20,977	40,750	45,484
Interest expense, net	127	206	211	457
Foreign currency loss	225	463	235	659

Income before provision for income taxes	19,711	20,308	40,304	44,368
Provision for income taxes	7,072	6,457	12,457	14,093

Net income	$12,639	$13,851	$27,847	$30,275

Basic earnings per share	$1.14	$1.26	$2.51	$2.76

Diluted earnings per share	$1.11	$1.23	$2.45	$2.68

Basic weighted average shares outstanding	11,112	10,994	11,073	10,960
Diluted weighted average shares outstanding	11,378	11,302	11,374	11,288
Cash dividends per share	$.35	$.20	$.70	$.40

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited - in thousands)

	Three Months Ended July 31		Six Months Ended July 31
	2012	2011	2012	2011
Net income	$12,639	$13,851	$27,847	$30,275
Other comprehensive income, net of tax:
Currency translation adjustment	(4,731)	230	(3,990)	9,719

Comprehensive income	$7,908	$14,081	$23,857	$39,994

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except per share amounts)

	July 31 2012	January 31 2012
ASSETS
Current assets:
Cash and cash equivalents	$39,349	$24,928
Accounts receivable, less allowance for doubtful accounts of $1,332 and $1,211	83,624	77,752
Inventories	88,740	86,660
Deferred income taxes	3,825	3,822
Assets available for sale	7,120	7,572
Prepaid expenses and other	12,243	11,353

Total current assets	234,901	212,087
Property, plant and equipment, net	71,394	71,439
Goodwill	87,574	88,174
Deferred income taxes	22,025	18,964
Other assets	4,279	3,895

Total assets	$420,173	$394,559

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$—	$99
Current portion of long-term debt	—	590
Accounts payable	26,016	28,280
Accrued payroll and payroll taxes	9,715	9,473
Accrued incentive pay	1,424	2,496
Other accrued expenses	13,047	15,580

Total current liabilities	50,202	56,518
Long-term debt, net of current portion	15,000	4,950
Accrued environmental expenses	1,669	2,279
Deferred income taxes and other tax liabilities	11,433	8,626
Employee benefit obligations	8,345	8,228
Other liabilities	3,001	3,231

Total liabilities	89,650	83,832

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.50 par value, 40,000 authorized shares; 11,195 and 11,088 shares issued and outstanding	5,598	5,544
Additional paid-in capital	16,936	13,252
Retained earnings	271,328	251,280
Accumulated other comprehensive income	36,661	40,651

Total shareholders’ equity	330,523	310,727

Total liabilities and shareholders’ equity	$420,173	$394,559

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited — in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 31, 2012	11,088	$5,544	$13,252	$251,280	$40,651	$310,727

Net income	—	—	—	27,847	—	27,847
Dividends ($.70 per share)	—	—	—	(7,799)	—	(7,799)
Common stock issued	107	54	754	—	—	808
Share-based compensation	—	—	1,356	—	—	1,356
Tax effect on stock-based compensation	—	—	1,574	—	—	1,574
Currency translation adjustment	—	—	—	—	(3,990)	(3,990)

Balance at July 31, 2012	11,195	$5,598	$16,936	$271,328	$36,661	$330,523

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Three Months Ended July 31		Six Months Ended July 31
	2012	2011	2012	2011
Cash flows from operating activities:
Net income	$12,639	$13,851	$27,847	$30,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,664	2,493	5,206	4,886
Share-based compensation	735	746	1,356	1,345
Deferred income taxes	(1,419)	349	(3,290)	190
Tax effect on share-based compensation	(121)	(700)	(1,574)	(700)
Loss (gain) on disposition of assets, net	9	(119)	(30)	(136)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	2,900	2,403	(7,512)	(17,239)
Inventories	(2,851)	(8,194)	(3,019)	(12,281)
Prepaid expenses and other	563	(2,872)	(1,088)	(4,571)
Accounts payable and accrued expenses	(3,230)	5,305	(2,863)	7,773
Income taxes payable and receivable	(1,117)	(3,135)	(99)	(2,373)
Other assets and liabilities	2,156	750	2,220	2,068

Net cash provided by operating activities	12,928	10,877	17,154	9,237

Cash flows from investing activities:
Capital expenditures	(2,654)	(3,406)	(5,757)	(5,708)
Proceeds from disposition of assets	16	1,001	111	1,052
Business acquisition	(18)	—	(1,198)	—

Net cash used in investing activities	(2,656)	(2,405)	(6,844)	(4,656)

Cash flows from financing activities:
Cash dividends paid	(7,799)	(4,421)	(7,799)	(4,421)
Payments on long-term debt	(19,234)	(27,040)	(96,073)	(40,277)
Proceeds from long-term debt	28,700	28,500	105,700	46,500
Notes payable to banks, net	(440)	(2,966)	(98)	—
Common stock issued under share-based compensation plans	—	210	808	809
Tax effect on share-based compensation	121	700	1,574	700

Net cash provided by (used in) financing activities	1,348	(5,017)	4,112	3,311

Effect of exchange rate changes	825	1,827	(1)	(786)

Change in cash and cash equivalents	12,445	5,282	14,421	7,106
Cash and cash equivalents at beginning of period	26,904	26,861	24,928	25,037

Cash and cash equivalents at end of period	$39,349	$32,143	$39,349	$32,143

Supplemental disclosure of cash flow information:
See Note 9 to the consolidated financial statements

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Description of Business

Cascade Corporation is an international company engaged in the manufacture of material handling products that are widely used on industrial fork lift trucks and, to a lesser extent, construction, mining and agricultural vehicles. Accordingly, our sales are largely dependent on sales of lift trucks and replacement parts. Our sales are made throughout the world. We are headquartered in Fairview, Oregon, employing approximately 1,900 people and maintaining operations in 17 countries outside the United States.

Note 2—Interim Financial Information

The accompanying consolidated financial statements for the interim periods ended July 31, 2012 and 2011 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Form 10-K for the fiscal year ended January 31, 2012.

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

Revenues and operating results are classified according to the country of origin. Transfers between areas represent sales between our geographic operating segments. The costs of our corporate office are included in the Americas. Identifiable assets are attributed to the geographic location in which the segments are located. Net sales and transfers, operating results and identifiable assets by geographic operating segment were as follows (in thousands):

Segment Information

(In thousands)

	Three Months Ended July 31
2012	Americas	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$76,042	$23,119	$21,717	$15,532	$—	$136,410
Transfers between areas	6,447	261	24	8,000	(14,732)	—

Net sales and transfers	$82,489	$23,380	$21,741	$23,532	$(14,732)	$136,410

Gross profit	$24,201	$4,732	$6,156	$6,971		$42,060
Selling and administrative	13,315	4,090	2,915	1,677		21,997

Operating income	$10,886	$642	$3,241	$5,294		$20,063

Total assets	$210,501	$84,570	$57,104	$67,998		$420,173
Property, plant and equipment, net	$30,054	$9,721	$12,442	$19,177		$71,394
Capital expenditures	$1,266	$432	$421	$535		$2,654
Depreciation expense	$1,346	$451	$231	$551		$2,579

	Three Months Ended July 31
2011	Americas	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$67,025	$29,344	$21,167	$18,106	$—	$135,642
Transfers between areas	7,952	187	8	8,771	(16,918)	—

Net sales and transfers	$74,977	$29,531	$21,175	$26,877	$(16,918)	$135,642

Gross profit	$21,783	$6,671	$7,272	$7,585		$43,311
Selling and administrative	12,686	4,864	3,293	1,491		22,334

Operating income	$9,097	$1,807	$3,979	$6,094		$20,977

Total assets	$195,389	$91,565	$55,670	$72,449		$415,073
Property, plant and equipment, net	$28,812	$10,699	$10,778	$19,278		$69,567
Capital expenditures	$1,221	$447	$636	$1,102		$3,406
Depreciation expense	$1,227	$475	$168	$589		$2,459

	Six Months Ended July 31
2012	Americas	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$152,285	$50,027	$42,393	$32,940	$—	$277,645
Transfers between areas	13,696	450	40	16,559	(30,745)	—

Net sales and transfers	$165,981	$50,477	$42,433	$49,499	$(30,745)	$277,645

Gross profit	$49,047	$10,297	$11,895	$14,115		$85,354
Selling and administrative	27,030	8,430	5,806	3,338		44,604

Operating income	$22,017	$1,867	$6,089	$10,777		$40,750

Capital expenditures	$3,017	$641	$1,153	$946		$5,757
Depreciation expense	$2,562	$902	$454	$1,130		$5,048

	Six Months Ended July 31
2011	Americas	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$138,729	$56,783	$39,259	$37,048	$—	$271,819
Transfers between areas	16,029	641	88	16,059	(32,817)	—

Net sales and transfers	$154,758	$57,424	$39,347	$53,107	$(32,817)	$271,819

Gross profit	$46,689	$12,522	$13,073	$15,400		$87,684
Selling and administrative	24,642	9,415	5,161	2,982		42,200

Operating income	$22,047	$3,107	$7,912	$12,418		$45,484

Capital expenditures	$2,095	$772	$1,150	$1,691		$5,708
Depreciation expense	$2,416	$929	$300	$1,170		$4,815

Note 4—Inventories

During the six months ended July 31, 2012, inventories increased primarily due to additional product needed to meet increased customer demand and a business acquisition in Brazil. Inventories stated at the lower of average cost or market are presented below by major class (in thousands):

	July 31 2012	January 31 2012
Finished goods	$34,902	$31,913
Raw materials and components	53,838	54,747

	$88,740	$86,660

Note 5—Goodwill

During the six months ended July 31, 2012, goodwill decreased due to the impact of changes in foreign currencies. We have no goodwill recorded in China. The following table provides a breakdown of goodwill by geographic region (in thousands):

	July 31 2012	January 31 2012
Americas	$74,862	$74,914
Europe	9,781	10,332
Asia Pacific	2,931	2,928

	$87,574	$88,174

Note 6—Share-Based Compensation Plans

We have granted three types of share-based awards to officers, key managers and directors; stock appreciation rights (“SARS”), restricted stock and stock options under our share-based compensation plans. The grant prices applicable to SARS and stock options are established by our Board of Directors’ Compensation Committee at the time the awards are granted. We have issued new common shares upon the exercise of all share-based awards, although we have the option of satisfying SARs exercised with cash.

SARS provide the holder the right to receive an amount, payable in our common shares, or at our election in cash, equal to the excess of the market value of our common shares on the date of exercise (“intrinsic value”) over the base price at the time the right was granted. The base price may not be less than the market price of our common shares on the date of grant. All SARS vest ratably over a four-year period and have a term of ten years.

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

The following table provides the number of shares to be issued under our share-based plans, based on outstanding awards as of July 31, 2012 (in thousands):

	Stock Options	SARS and Restricted Stock
Common stock previously issued	1,258	218
Restricted stock previously issued	—	203
Shares issuable upon exercise of SARS, based on $47.11 share price at July 31, 2012	—	233
Shares issuable upon exercise of stock options	93	—

Estimated shares to be issued	1,351	654

Maximum shares of common stock to be issued per plan document	1,400	1,000	*

* - The maximum number of shares of common stock to be issued under our SARS and Restricted Stock Plan was increased from 750,000 shares to 1 million shares on June 6, 2012.

A summary of the status of our plans at July 31, 2012, together with changes during the six months then ended, is presented in the following tables (in thousands, except per share amounts):

	Stock Options		SARS
	Outstanding Awards	Weighted Average Exercise Price Per Share	Outstanding Awards	Weighted Average Exercise Price Per Share
Balance at January 31, 2012	151	$14.72	855	$35.85
Granted	—	—	117	50.12
Exercised	(58)	14.05	(12)	27.19

Balance at July 31, 2012	93	$15.14	960	$37.69

	Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock at January 31, 2012	62	$41.14
Granted	44	45.42
Vested	(33)	39.44

Unvested restricted stock at July 31, 2012	73	$44.52

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

The following table shows the share-based compensation costs to be recognized in future periods for awards granted to date as of July 31, 2012 (in thousands):

Fiscal Year	Amount
2013*	$1,517
2014	2,560
2015	1,787
2016	869
2017	97

$6,830

*	Represents last six months of fiscal 2013.

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

Our specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision affecting our Fairview, Oregon manufacturing facility. The records of decision required us to initiate remediation activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted since 1996 and current estimates provide for some level of activity to continue through 2019. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. The recorded liability for ongoing remediation activities at our Fairview facility was $1.9 million at July 31, 2012 and $2.4 million at January 31, 2012.

Springfield, Ohio

In March 2010, we signed a Facility Lead Corrective Action Agreement (“Action Agreement”) with the Ohio Environmental Protection Agency, which outlines a more comprehensive remediation plan at our Springfield, Ohio facility. We had previously been performing our remediation activities under a consent order signed in 1994, which had required the installation of remediation systems for the cleanup of groundwater contamination. The Action Agreement specifies an action plan that would allow us to be more proactive in our environmental cleanup efforts. The current estimate is that the remediation activities will continue through 2019. The recorded liability for ongoing remediation activities in Springfield was $1.1 million at July 31, 2012 and January 31, 2012.

As of July 31, 2012 and January 31, 2012, a total of $1.3 million of environmental costs are included on the consolidated balance sheet as a component of other accrued expenses.

Legal Proceedings

We are subject to legal proceedings, claims and litigation, in addition to the environmental matters previously discussed, arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect the ultimate costs to be material to our consolidated financial position, results of operations, or cash flows.

Note 8—Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended July 31		Six Months Ended July 31
	2012	2011	2012	2011
Basic earnings per share:
Net income	$12,639	$13,851	$27,847	$30,275

Weighted average shares outstanding	11,112	10,994	11,073	10,960

	$1.14	$1.26	$2.51	$2.76

Diluted earnings per share:
Net income	$12,639	$13,851	$27,847	$30,275

Weighted average shares outstanding	11,112	10,994	11,073	10,960
Dilutive effect of stock awards	266	308	301	328

Diluted weighted average shares outstanding	11,378	11,302	11,374	11,288

	$1.11	$1.23	$2.45	$2.68

Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and SARS and the amount of unvested restricted stock. All unvested restricted stock was included in our calculation of incremental shares for the three and six months ended July 31, 2012 because they were dilutive. The number of unexercised SARS that were not included in the calculation as the impact would be antidilutive are as follows (in thousands):

	Three Months Ended July 31		Six Months Ended July 31
	2012	2011	2012	2011
Excluded Awards:
Unexercised SARS Awards	265	149	265	149

Note 9—Supplemental Cash Flow Information

The following table presents information that supplements the consolidated statements of cash flows (in thousands):

	Three Months Ended July 31		Six Months Ended July 31
	2012	2011	2012	2011
Cash paid during the period for:
Interest	$241	$308	$359	$626
Income taxes	$7,436	$9,937	$13,046	$14,151

Note 10—Benefit Plans

The following table represents the net periodic cost related to our defined benefit plans in England and France and our postretirement health benefit plan in the United States (in thousands):

	Defined Benefit Three Months Ended July 31		Postretirement Benefit Three Months Ended July 31
	2012	2011	2012	2011
Net periodic benefit cost:
Service cost	$4	$4	$27	$22
Interest cost	94	117	85	95
Expected return on plan assets	(116)	(120)	—	—
Recognized prior service cost	—	—	(19)	(19)
Recognized net actuarial loss	8	30	6	—

	$(10)	$31	$99	$98

	Defined Benefit Six Months Ended July 31		Postretirement Benefit Six Months Ended July 31
	2012	2011	2012	2011
Net periodic benefit cost:
Service cost	$8	$8	$54	$44
Interest cost	189	233	170	190
Expected return on plan assets	(234)	(239)	—	—
Recognized prior service cost	—	—	(38)	(38)
Recognized net actuarial loss	16	59	12	—

	$(21)	$61	$198	$196

Note 11—Recent Accounting Pronouncements

Other Comprehensive Income

In June 2011, a pronouncement was issued that eliminates the option of presenting other comprehensive income as part of the statement of changes in stockholders’ equity and provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires presentation of items on the face of the financial statements that are reclassified from other comprehensive income to net income. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how tax effects of each item of other comprehensive income are presented. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011 and should be applied retrospectively. We have adopted this guidance by presenting a separate statement of comprehensive income.

Note 12—Warranty Obligations

We record a liability on our consolidated balance sheet for costs related to warranties with the sales of our products. This liability is estimated through historical customer claims, product failure rates, material usage and service delivery costs incurred in correcting defective products. Our warranty obligations, which are recorded in other accrued expenses on the consolidated balance sheets, were as follows (in thousands):

	2012	2011
Balance at January 31	$1,723	$1,339
Accruals for warranties issued during the period	1,283	1,226
Accruals for pre-existing warranties	169	103
Settlements during the period	(1,448)	(1,162)
Foreign currency changes	(24)	46

Balance at July 31	$1,703	$1,552

Note 13—Accumulated Other Comprehensive Income

During the six months ended July 31, 2012, accumulated other comprehensive income decreased due to fluctuations in foreign currencies, primarily the Euro. The following table presents the changes in and the components of accumulated other comprehensive income (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
Balance at January 31, 2012	$41,530	$(879)	$40,651
Currency translation adjustment	(3,988)	(2)	(3,990)

Balance at July 31, 2012	$37,542	$(881)	$36,661

Note 14—Income Taxes

The effective tax rate for the six months ended July 31, 2012 was 31% compared to 32% for the six months ended July 31, 2011 and 27% for the fiscal year ended January 31, 2012. For the first six months of fiscal 2013, our effective tax rate was less than the US tax rate of 35% primarily due to lower tax rates in foreign jurisdictions where we earned income and the first quarter release of a $1.7 million valuation allowance recorded against deferred tax assets in The Netherlands. The effective tax for the six months ended July 31, 2012 is higher than the effective tax rate for the full year ended January 31, 2012 mostly due to the release of a $3.6 million valuation allowance relating to improved financial performance in The Netherlands in fiscal 2012.

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

At July 31, 2012, we continue to provide valuation allowances of $23.6 million against deferred tax assets relating to net operating loss carryforwards generated in Europe that we currently do not expect to realize.

As of July 31, 2012, our liability for uncertain tax positions was $5.7 million, excluding interest and penalties. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of July 31, 2012, we had approximately $2.2 million of accrued interest and penalties related to uncertain tax positions.

We are subject to taxation primarily in the jurisdictions where we have operations. As of July 31, 2012, we remain subject to examination in various state and foreign jurisdictions for the 2003 – 2011 fiscal tax years.

Note 15 – Australia Flood

Our operations in Brisbane, Australia, were significantly disrupted in January 2011 due to damage from flooding caused by heavy rainfall in the Queensland, Australia region. During fiscal 2012, we restored our operations to pre-flood conditions.

The flood resulted in charges of $2.6 million during the first six months of fiscal 2012. We have not incurred any charges during fiscal 2013. We received $5.1 million of insurance proceeds during the first six months of fiscal 2012. During fiscal 2013, we expect to receive additional insurance proceeds of up to $3 million for capital expenditures related to equipment not yet placed in service; however, we have not yet received any insurance proceeds during the current year.

The following table shows flood-related costs and insurance proceeds recorded during fiscal 2012 (in thousands):

	Three Months Ended July 31, 2011	Six Months Ended July 31, 2011
Cost of Goods Sold Related
Flood-related costs	$305	$639
Insurance proceeds	(1,603)	(2,666)

Net recovery	(1,298)	(2,027)

Selling, General & Administrative Related
Flood-related costs	354	1,999
Insurance proceeds	—	(2,397)

Net expense (recovery)	354	(398)

Total Flood Related
Flood-related costs	659	2,638
Insurance proceeds	(1,603)	(5,063)

Net recovery	$(944)	$(2,425)

Note 16 – Fair Value of Financial Assets and Liabilities

The fair value of our financial instruments represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount of our cash equivalents, trade receivables and payables and notes payable to banks approximates fair value due to the short maturity of these instruments. The long-term debt balance recorded on the Company’s balance sheet as of July 31, 2012 and January 31, 2012 approximates fair value, due to the variable interest rate on the debt and consideration of credit risk, and is a level 2 liability in the fair value hierarchy.

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

All references to fiscal years are defined as the year ended January 31, 2012 (“fiscal 2012”) and the year ending January 31, 2013 (“fiscal 2013”).

RECENT TRENDS AND DEVELOPMENTS AFFECTING OUR RESULTS

Global Economic & Lift Truck Market Conditions

Volatility in the global lift truck market is continuing. The Americas, Europe and Asia Pacific markets experienced flat to moderate growth. China’s shipments were well below prior year shipments, which were at record levels.

The following tables show the quarter-over-quarter percent change in global lift truck shipments and orders by region:

	Lift Truck Shipments Q2 Fiscal 2013 vs 2012	Lift Truck Orders Q2 Fiscal 2013 vs 2012
Americas	2%	3%
Europe	4%	(7%)
Asia Pacific	14%	7%
China	(19%)	(17%)
Global	(2%)	(5%)

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

COMPARISON OF SECOND QUARTER OF FISCAL 2013 AND FISCAL 2012

Executive Summary

	Three Months Ended July 31
	2012	2011	Change	Change %
	(In thousands except per share amounts)
Net sales	$136,410	$135,642	$768	1%
Gross profit %	31%	32%
Operating income	$20,063	$20,977	$(914)	(4%)
Operating Income %	15%	15%
Income before taxes	$19,711	$20,308	$(597)	(3%)
Provision for income taxes	7,072	$6,457	$615	10%
Effective tax rate	36%	32%
Net income	$12,639	$13,851	$(1,212)	(9%)
Diluted earnings per share	$1.11	$1.23	$(0.12)	(10%)

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$5,273	4%
Foreign currency change	(4,505)	(3%)

Total	$768	1%

The following is an overview for the three months ended July 31, 2012 and 2011. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Consolidated net sales increased 4% due to higher sales volumes of products related to the construction industry and strong lift truck markets in the Asia Pacific region.

•

Our consolidated gross profit percentage decreased slightly during the second quarter of fiscal 2013. The prior year gross profit includes net flood insurance proceeds of $1.3 million. Without these insurance proceeds, the gross profit percentage would have been 31% for both years.

•

During the second quarter of fiscal 2012, we received $1.6 million of insurance proceeds related to the Australia flood, which was offset by $.7 million of flood related costs incurred during the quarter. The after-tax impact of the flood recovery was $.7 million ($.06 per diluted share).

•

The effective tax rate of 36% in the second quarter of fiscal 2013 was higher than the effective tax rate in the second quarter of fiscal 2012 primarily due to a $0.7 million increase in our accrual for state tax matters during the current quarter.

Americas

	Three Months Ended July 31
	2012	2011	Change	Change %
Net sales	$76,042	$67,025	$9,017	13%
Transfers between areas	6,447	7,952	(1,505)	-19%

Net sales and transfers	82,489	74,977	7,512	10%

Cost of goods sold	58,288	53,194	5,094	10%

Gross profit	24,201	21,783	2,418	11%
Gross profit %	29%	29%
Selling and administrative	13,315	12,686	629	5%

Operating income	$10,886	$9,097	$1,789	20%

Operating income %	13%	12%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$9,568	14%
Foreign currency change	(551)	(1%)

Total	$9,017	13%

The following summarizes financial results for the Americas for the second quarter of fiscal 2013. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 14% primarily due to higher sales volumes of products to the construction industry.

•	Our gross profit percentage remained consistent with the prior year as the benefit of higher sales volumes was offset by increased sales of lower margin products to the construction industry.

•	Selling and administrative costs increased due primarily to consulting, personnel, product liability and other general costs.

Europe

	Three Months Ended July 31
	2012	2011	Change	Change %
Net sales	$23,119	$29,344	$(6,225)	(21%)
Transfers between areas	261	187	74	40%

Net sales and transfers	23,380	29,531	(6,151)	(21%)

Cost of goods sold	18,648	22,860	(4,212)	(18%)

Gross profit	4,732	6,671	(1,939)	(29%)
Gross profit %	20%	23%
Selling and administrative	4,090	4,864	(774)	(16%)

Operating income	$642	$1,807	$(1,165)	(64%)

Operating income %	3%	6%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$(3,035)	(10%)
Foreign currency change	(3,190)	(11%)

Total	$(6,225)	(21%)

The following summarizes financial results for Europe for the second quarter of fiscal 2013. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales decreased 10% primarily as a result of a weakening lift truck market, due to economic conditions in Europe.

•	The decrease in our gross profit percentage is a result of lower cost absorption due to decreased sales volumes and higher product costs from changes in foreign currency rates.

•	Selling and administrative costs decreased during the current year primarily due to foreign currency rate changes.

Asia Pacific

	Three Months Ended July 31
	2012	2011	Change	Change %
Net sales	$21,717	$21,167	$550	3%
Transfers between areas	24	8	16	200%

Net sales and transfers	21,741	21,175	566	3%

Cost of goods sold	15,585	13,903	1,682	12%

Gross profit	6,156	7,272	(1,116)	(15%)
Gross profit %	28%	34%
Selling and administrative	2,915	3,293	(378)	(11%)

Operating income	$3,241	$3,979	$(738)	(19%)

Operating income %	15%	19%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$1,592	8%
Foreign currency change	(1,042)	(5%)

Total	$550	3%

The following summarizes financial results for Asia Pacific for the second quarter of fiscal 2013. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 8% primarily due to higher sales volumes as a result of strong lift truck markets.

•

Our prior year gross profit percentage included net insurance proceeds of $1.3 million related to the Australia flood. Without these insurance proceeds, the gross profit percentage would have been 28% for both years.

•

Operating income during the second quarter of fiscal 2012 reflects $0.9 million from net flood insurance proceeds. We did not receive any insurance proceeds and did not incur any significant flood related costs during the second quarter of fiscal 2013.

China

	Three Months Ended July 31
	2012	2011	Change	Change %
Net sales	$15,532	$18,106	$(2,574)	(14%)
Transfers between areas	8,000	8,771	(771)	(9%)

Net sales and transfers	23,532	26,877	(3,345)	(12%)

Cost of goods sold	16,561	19,292	(2,731)	(14%)

Gross profit	6,971	7,585	(614)	(8%)
Gross profit %	30%	28%
Selling and administrative	1,677	1,491	186	12%

Operating income	$5,294	$6,094	$(800)	(13%)

Operating income %	22%	23%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$(2,852)	(16%)
Foreign currency change	278	2%

Total	$(2,574)	(14%)

The following summarizes financial results for China for the second quarter of fiscal 2013. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales decreased 16% primarily due to a slowdown in the Chinese economy and the lift truck industry.

•	Our gross profit percentage increased due to a higher percentage of higher margin product sales and a reduction in the cost of steel.

COMPARISON OF THE FIRST SIX MONTHS OF FISCAL 2013 AND FISCAL 2012

Executive Summary

	Six Months Ended July 31
	2012	2011	Change	Change %
	(In thousands except per share amounts)
Net sales	$277,645	$271,819	$5,826	2%
Gross profit %	31%	32%
Operating income	$40,750	$45,484	$(4,734)	(10%)
Operating income %	15%	17%
Income before taxes	$40,304	$44,368	$(4,064)	(9%)
Provision for income taxes	$12,457	$14,093	$(1,636)	(12%)
Effective tax rate	31%	32%
Net income	$27,847	$30,275	$(2,428)	(8%)
Diluted earnings per share	$2.45	$2.68	$(0.23)	(9%)

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$11,074	4%
Foreign currency change	(5,248)	(2%)

Total	$5,826	2%

The following is an overview for the six months ended July 31, 2012 and 2011. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Consolidated net sales increased 4% due to higher sales volumes as a result of a strong lift truck market and sales price increases in the Americas and Asia Pacific regions.

•	Our consolidated gross profit percentage decreased slightly during fiscal 2013. The prior year gross profit includes net flood insurance proceeds of $2 million.

•

During the first six months of fiscal 2012, we received net insurance proceeds related to the Australia flood of $2.4 million. These proceeds increased net income by $1.7 million ($0.15 diluted share).

•

Operating income was impacted during the current year by an 8% increase in selling and administrative costs primarily due to higher personnel costs, professional and legal expenses, consulting fees, product liability costs and warranty charges.

Americas

	Six Months Ended July 31
	2012	2011	Change	Change %
Net sales	$152,285	$138,729	$13,556	10%
Transfers between areas	13,696	16,029	(2,333)	(15%)

Net sales and transfers	165,981	154,758	11,223	7%

Cost of goods sold	116,934	108,069	8,865	8%

Gross profit	49,047	46,689	2,358	5%
Gross profit %	30%	30%
Selling and administrative	27,030	24,642	2,388	10%

Operating income	$22,017	$22,047	$(30)	(0%)

Operating income %	13%	14%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$14,256	10%
Foreign currency change	(700)	0%

Total	$13,556	10%

The following summarizes financial results for the Americas for the first six months of fiscal 2013. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 10% due to higher sales volumes as a result of a strong lift truck market in the Americas, higher sales of products to the construction industry and sales price increases.

•	Our gross profit percentage remained consistent with the prior year as the benefit of higher sales volumes was offset by higher sales of lower margin product.

•	Selling and administrative costs increased due primarily to consulting, personnel, warranty, professional fees, product liability and other general costs.

Europe

	Six Months Ended July 31
	2012	2011	Change	Change %
Net sales	$50,027	$56,783	$(6,756)	(12%)
Transfers between areas	450	641	(191)	(30%)

Net sales and transfers	50,477	57,424	(6,947)	(12%)

Cost of goods sold	40,180	44,902	(4,722)	(11%)

Gross profit	10,297	12,522	(2,225)	(18%)
Gross profit %	20%	22%
Selling and administrative	8,430	9,415	(985)	(10%)

Operating income	$1,867	$3,107	$(1,240)	(40%)

Operating income %	4%	5%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$(2,052)	(4%)
Foreign currency change	(4,704)	(8%)

Total	$(6,756)	(12%)

The following summarizes financial results for Europe for the first six months of fiscal 2013. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales decreased 4% primarily as a result of a weakening lift truck market, due to uncertain economic conditions in the region.

•	The decrease in our gross profit percentage is a result of lower cost absorption due to decreased sales volumes and higher product costs from changes in foreign currency rates.

Asia Pacific

	Six Months Ended July 31
	2012	2011	Change	Change %
Net sales	$42,393	$39,259	$3,134	8%
Transfers between areas	40	88	(48)	(55%)

Net sales and transfers	42,433	39,347	3,086	8%

Cost of goods sold	30,538	26,274	4,264	16%

Gross profit	11,895	13,073	(1,178)	(9%)
Gross profit %	28%	33%
Selling and administrative	5,806	5,161	645	12%

Operating income	$6,089	$7,912	$(1,823)	(23%)

Operating income %	14%	20%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$3,908	10%
Foreign currency change	(774)	(2%)

Total	$3,134	8%

The following summarizes financial results for Asia Pacific for the first six months of fiscal 2013. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 10% primarily due to higher sales volumes as a result of a strong lift truck market throughout the region.

•

Our prior year gross profit percentage included net insurance proceeds of $2.0 million related to the Australia flood. Without these insurance proceeds, the gross profit percentage would have been 28% for both years.

•

During the first six months of fiscal 2012, operating income reflects $2.4 million from net flood insurance proceeds related to the Australia flood. We did not receive any insurance proceeds and did not incur any significant flood related costs during the first six months of fiscal 2013.

China

	Six Months Ended July 31
	2012	2011	Change	Change %
Net sales	$32,940	$37,048	$(4,108)	(11%)
Transfers between areas	16,559	16,059	500	3%

Net sales and transfers	49,499	53,107	(3,608)	(7%)

Cost of goods sold	35,384	37,707	(2,323)	(6%)

Gross profit	14,115	15,400	(1,285)	(8%)
Gross profit %	29%	29%
Selling and administrative	3,338	2,982	356	12%

Operating income	$10,777	$12,418	$(1,641)	(13%)

Operating income %	22%	23%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$(5,038)	(14%)
Foreign currency change	930	3%

Total	$(4,108)	(11%)

The following summarizes financial results for China for the first six months of fiscal 2013. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales decreased 14% primarily due to a slowdown in the Chinese economy and the lift truck industry.

•	Our gross profit percentage remained consistent with the prior year as sales volumes of lower margin product decreased during the current year.

CASH FLOWS

Statements of Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the three and six months ended July 31, 2012 and July 31, 2011 by classifying transactions into three major categories of activities: operating, investing and financing.

The following table presents a summary of our cash flows:

	Three Months Ended July 31		Six Months Ended July 31
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Operating activities	$12,928	$10,877	$17,154	$9,237
Investing activities	(2,656)	(2,405)	(6,844)	(4,656)
Financing activities	1,348	(5,017)	4,112	3,311
Effect of exchange rate changes	825	1,827	(1)	(786)

Net change in cash and cash equivalents	$12,445	$5,282	$14,421	$7,106

Operating Activities

Our primary source of liquidity is cash generated from operating activities, which is measured as net income adjusted for changes in working capital and non-cash operating items such as depreciation, amortization and share-based compensation.

The following are operating activity highlights:

•	Net income was lower during fiscal 2013 compared to fiscal 2012 primarily due to flood insurance proceeds received in the prior year.

•

Inventories increased $3 million during fiscal 2013 primarily due to product needed to meet customer demand and a business acquisition in Brazil, compared to an increase of $12 million during fiscal 2012 as a result of a significant increase in customer demand.

•

During the first six months of fiscal 2013 and fiscal 2012, accounts receivable increased primarily as a result of higher sales. However, the accounts receivable increase during fiscal 2012 was significantly higher.

Investing Activities

Our primary investing activity is capital expenditures, which are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Capital expenditures by geographic segment were as follows (in thousands):

	Three Months Ended July 31		Six Months Ended July 31
	2012	2011	2012	2011
Americas	$1,266	$1,221	$3,017	$2,095
Europe	432	447	641	772
Asia Pacific	421	636	1,153	1,150
China	535	1,102	946	1,691

	$2,654	$3,406	$5,757	$5,708

The following are investing activity highlights:

•

We expect capital expenditures for the remainder of fiscal 2013 to be approximately $11 million. This includes $9 million for routine expenditures and $2 million to replace equipment damaged in the Australia flood last year.

•	We acquired the assets, primarily inventory, accounts receivable and intangible assets, of our Brazilian distributor during the first quarter of fiscal 2013 for $1.2 million.

Financing Activities

The following are financing activity highlights:

•	We declared and paid dividends totaling $7.8 million ($0.70 per share) during fiscal 2013 and $4.4 million ($0.40 per share) during fiscal 2012.

FINANCIAL CONDITION AND LIQUIDITY

The following are highlights regarding our financial condition and liquidity for the first six months of fiscal 2013:

•

Total outstanding debt at July 31, 2012, was $15 million, an increase of approximately $9 million compared to our January 31, 2012 debt balance. Our cash balance at July 31, 2012 was $39 million, an increase of $14 million compared to our January 31, 2012 cash balance. We anticipate paying down debt during the remainder of fiscal 2013, as we are able to repatriate funds from certain foreign subsidiaries without adverse tax consequences.

•

As of July 31, 2012, outstanding borrowings under our $100 million credit facility totaled $15 million with an additional $.6 million used to issue letters of credit. Based on these borrowings, the additional amount that may be borrowed under our credit facility is $84.4 million.

•

We were in compliance with our debt covenants at July 31, 2012. We believe our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditures and debt payment requirements for at least the next twelve months.

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

OFF BALANCE SHEET ARRANGEMENTS

At July 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

Other Comprehensive Income

In June 2011, a pronouncement was issued that eliminates the option of presenting other comprehensive income as part of the statement of changes in stockholders’ equity and provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance also requires presentation of items on the face of the financial statements that are reclassified from other comprehensive income to net income. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how tax effects of each item of other comprehensive income are presented. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011 and should be applied retrospectively. We have adopted this guidance by presenting a separate statement of comprehensive income.

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

The following table represents the three-month percentage change from April 30, 2012 to July 31, 2012 and the six-month percentage change from January 31, 2012 to July 31, 2012 in the end of month foreign currency rates compared to the U.S. dollar used by our significant operations. As a result of these changes, foreign currency translation adjustments increased shareholders’ equity by $4.7 million during the quarter ended July 31, 2012 and $4.0 million during the first six months of fiscal 2013.

Currency	Change for Three Months Ended July 31, 2012	Change for Six Months Ended July 31, 2012
Japanese Yen	2%	(2%)
Australian Dollar	1%	(1%)
Korean Won	0%	(1%)
Chinese Yuan	(1%)	(1%)
Canadian Dollar	(2%)	0%
British Pound	(3%)	(1%)
Euro	(7%)	(6%)

The table below illustrates the hypothetical increase in net sales for the second quarter of fiscal 2013 resulting from a 10% weaker U.S. dollar against foreign currencies which impact our operations (in millions):

Euro	$1.7
Chinese Yuan	1.6
Japanese Yen	0.8
Australian Dollar	0.8
Canadian Dollar	0.7
Korean Won	0.5
British Pound	0.5
Other currencies (representing 2% of consolidated net sales)	0.3

$6.9

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

A majority of our products are manufactured using specialty steel. As such, our cost of goods sold is sensitive to fluctuations in specialty steel prices, either directly through the purchase of raw materials or indirectly through the purchase of components. However, due to the nature of specialty steel, we are not impacted by changes in commodity steel prices as directly as others might be.

Presuming that the full impact of steel price increases is reflected in all steel and steel based component purchases, we estimate our gross profit percentage would decrease by approximately 0.4% for each 1.0% increase in steel prices. Based on our statement of income for the three months ended July 31, 2012, a 1.0% increase in steel prices would have decreased consolidated gross profit by approximately $0.5 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the three months ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

September 5, 2012

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