Form 10-Q
period 2012-10-31
CASCADE CORP
filed 2012-11-30
CIK 18061

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2012

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

The number of shares outstanding of the registrant’s common stock as of November 15, 2012 was 11,199,400.

CASCADE CORPORATION

FORM 10-Q

Quarter Ended October 31, 2012

Forward-Looking Statements

This Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 2), contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements that do not constitute statements of historical fact are deemed forward-looking statements, including any projections or statements of expectations of market conditions, revenue, gross profit, expenses, earnings or losses from operations or other financial items; any discussion of expectations regarding future profitability of operations in particular regions or product lines; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of expectation or belief; any discussion of expectations or future occurrences with respect to our proposed acquisition by Toyota Industries Corporation (“TICO”); and any statements of assumptions underlying any of the foregoing. Risks, uncertainties, and assumptions that could cause material differences from expectations include, but are not limited to:

•	General business and economic conditions globally;

•	Competitive factors and the cyclical nature of the materials handling industry and lift truck orders;

•	Risks and complexities associated with international operations, including foreign currency fluctuations and international tax considerations;

•	Impact of acquisitions;

•	Environmental matters;

•	Cost and availability of raw materials;

•	Assumptions relating to pension and other postretirement costs; and

•

The impact of our pending acquisition by TICO, including the potential for diversion of management attention and disruption of our operations and customer relationships, as well as the possibility that conditions to completion of the acquisition, including receipt of required regulatory and, if required by applicable law, shareholder approvals, may not be satisfied or waived, which could delay or prevent the acquisition.

We undertake no obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report. See “Risk Factors” under Item 1A in our Annual Report on Form 10-K for the year ended January 31, 2012, for additional information on risk factors with the potential to impact our financial results and business operations.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited — in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31		October 31
	2012	2011	2012	2011
Net sales	$137,193	$138,024	$414,838	$409,843
Cost of goods sold	95,105	92,841	287,396	276,976

Gross profit	42,088	45,183	127,442	132,867

Selling and administrative expenses	23,678	21,784	68,282	63,984

Operating income	18,410	23,399	59,160	68,883
Interest expense (income), net	(56)	20	155	477
Foreign currency loss	22	378	257	1,037

Income before provision for income taxes	18,444	23,001	58,748	67,369
Provision for income taxes	5,153	3,426	17,610	17,519

Net income	$13,291	$19,575	$41,138	$49,850

Basic earnings per share	$1.19	$1.78	$3.71	$4.54

Diluted earnings per share	$1.16	$1.74	$3.61	$4.42

Basic weighted average shares outstanding	11,124	11,016	11,090	10,979
Diluted weighted average shares outstanding	11,423	11,256	11,392	11,280
Cash dividends per share	$.35	$.25	$1.05	$.65

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited - in thousands)

	Three Months Ended October 31		Nine Months Ended October 31
	2012	2011	2012	2011
Net income	$13,291	$19,575	$41,138	$49,850
Other comprehensive income, net of tax:
Currency translation adjustment	3,360	(6,733)	(630)	2,986

Comprehensive income	$16,651	$12,842	$40,508	$52,836

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands, except per share amounts)

	October 31	January 31
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$35,248	$24,928
Accounts receivable, less allowance for doubtful accounts of $1,149 and $1,211	84,048	77,752
Inventories	89,461	86,660
Deferred income taxes	4,470	3,822
Assets available for sale	—	7,572
Prepaid expenses and other	13,635	11,353

Total current assets	226,862	212,087
Property, plant and equipment, net	80,510	71,439
Goodwill	88,324	88,174
Deferred income taxes	22,231	18,964
Other assets	5,601	3,895

Total assets	$423,528	$394,559

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$—	$99
Current portion of long-term debt	—	590
Accounts payable	27,174	28,280
Accrued payroll and payroll taxes	10,042	9,473
Accrued incentive pay	2,119	2,496
Other accrued expenses	12,821	15,580

Total current liabilities	52,156	56,518
Long-term debt, net of current portion	3,200	4,950
Accrued environmental expenses	1,275	2,279
Deferred income taxes and other tax liabilities	11,608	8,626
Employee benefit obligations	8,384	8,228
Other liabilities	2,831	3,231

Total liabilities	79,454	83,832

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.50 par value, 40,000 authorized shares; 11,199 and 11,088 shares issued and outstanding	5,600	5,544
Additional paid-in capital	17,753	13,252
Retained earnings	280,700	251,280
Accumulated other comprehensive income	40,021	40,651

Total shareholders’ equity	344,074	310,727

Total liabilities and shareholders’ equity	$423,528	$394,559

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited — in thousands, except per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance at January 31, 2012	11,088	$5,544	$13,252	$251,280	$40,651	$310,727

Net income	—	—	—	41,138	—	41,138
Dividends ($1.05 per share)	—	—	—	(11,718)	—	(11,718)
Common stock issued	111	56	786	—	—	842
Share-based compensation	—	—	2,141	—	—	2,141
Tax effect on stock-based compensation	—	—	1,574	—	—	1,574
Currency translation adjustment	—	—	—	—	(630)	(630)

Balance at October 31, 2012	11,199	$5,600	$17,753	$280,700	$40,021	$344,074

The accompanying notes are an integral part of the consolidated financial statements.

CASCADE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Three Months Ended		Nine Months Ended
	October 31		October 31
	2012	2011	2012	2011
Cash flows from operating activities:
Net income	$13,291	$19,575	$41,138	$49,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,673	2,622	7,879	7,508
Share-based compensation	785	571	2,141	1,916
Deferred income taxes	(693)	(1,635)	(3,983)	(1,445)
Tax effect on share-based compensation	—	439	(1,574)	(261)
Gain on disposition of assets, net	(6)	(10)	(36)	(146)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(884)	(555)	(8,396)	(17,794)
Inventories	845	(4,622)	(2,174)	(16,903)
Prepaid expenses and other	(692)	(2,148)	(1,780)	(6,719)
Accounts payable and accrued expenses	1,929	906	(934)	8,679
Income taxes payable and receivable	(1,200)	3,761	(1,299)	2,088
Other assets and liabilities	(366)	804	1,854	2,172

Net cash provided by operating activities	15,682	19,708	32,836	28,945

Cash flows from investing activities:
Capital expenditures	(3,604)	(3,482)	(9,361)	(9,190)
Proceeds from disposition of assets	45	122	156	1,174
Business acquisition	(68)	—	(1,266)	—

Net cash used in investing activities	(3,627)	(3,360)	(10,471)	(8,016)

Cash flows from financing activities:
Cash dividends paid	(3,919)	(2,769)	(11,718)	(7,190)
Payments on long-term debt	(20,821)	(37,146)	(116,894)	(77,423)
Proceeds from long-term debt	9,000	10,500	114,700	57,000
Notes payable to banks, net	—	635	(98)	635
Common stock issued under share-based compensation plans	34	—	842	809
Tax effect on share-based compensation	—	(439)	1,574	261

Net cash used in financing activities	(15,706)	(29,219)	(11,594)	(25,908)

Effect of exchange rate changes	(450)	523	(451)	(263)

Change in cash and cash equivalents	(4,101)	(12,348)	10,320	(5,242)
Cash and cash equivalents at beginning of period	39,349	32,143	24,928	25,037

Cash and cash equivalents at end of period	$35,248	$19,795	$35,248	$19,795

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

Note 2—Interim Financial Information

The accompanying consolidated financial statements for the interim periods ended October 31, 2012 and 2011 are unaudited. In the opinion of management, the accompanying consolidated financial statements reflect normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for those interim periods. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year, and these financial statements do not contain the detail or footnote disclosures concerning accounting policies and other matters that would be included in full fiscal year financial statements. Therefore, these statements should be read in conjunction with our audited financial statements included in our Form 10-K for the fiscal year ended January 31, 2012.

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

Segment Information

(In thousands)

	Three Months Ended October 31
2012	Americas	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$78,857	$22,495	$19,741	$16,100	$—	$137,193
Transfers between areas	5,299	222	15	7,590	(13,126)	—

Net sales and transfers	$84,156	$22,717	$19,756	$23,690	$(13,126)	$137,193

Gross profit	$24,976	$4,079	$5,752	$7,281		$42,088
Selling and administrative	14,837	4,014	3,111	1,716		23,678

Operating income	$10,139	$65	$2,641	$5,565		$18,410

Total assets	$220,498	$85,620	$53,892	$63,518		$423,528
Property, plant and equipment, net	$30,963	$17,720	$12,232	$19,595		$80,510
Capital expenditures	$2,245	$566	$209	$584		$3,604
Depreciation expense	$1,330	$474	$247	$537		$2,588

	Three Months Ended October 31
2011	Americas	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$73,309	$27,184	$20,158	$17,373	$—	$138,024
Transfers between areas	6,946	107	15	9,016	(16,084)	—

Net sales and transfers	$80,255	$27,291	$20,173	$26,389	$(16,084)	$138,024

Gross profit	$26,500	$5,767	$5,912	$7,004		$45,183
Selling and administrative	12,373	4,658	3,007	1,746		21,784

Operating income	$14,127	$1,109	$2,905	$5,258		$23,399

Total assets	$191,550	$96,531	$49,493	$64,509		$402,083
Property, plant and equipment, net	$28,771	$10,430	$11,174	$19,551		$69,926
Capital expenditures	$1,528	$495	$842	$617		$3,482
Depreciation expense	$1,327	$467	$187	$606		$2,587

	Nine Months Ended October 31
2012	Americas	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$231,142	$72,522	$62,134	$49,040	$—	$414,838
Transfers between areas	18,995	672	55	24,149	(43,871)	—

Net sales and transfers	$250,137	$73,194	$62,189	$73,189	$(43,871)	$414,838

Gross profit	$74,023	$14,376	$17,647	$21,396		$127,442
Selling and administrative	41,867	12,444	8,917	5,054		68,282

Operating income	$32,156	$1,932	$8,730	$16,342		$59,160

Capital expenditures	$5,262	$1,207	$1,362	$1,530		$9,361
Depreciation expense	$3,892	$1,376	$701	$1,667		$7,636

	Nine Months Ended October 31
2011	Americas	Europe	Asia Pacific	China	Eliminations	Consolidated
Net sales	$212,038	$83,967	$59,417	$54,421	$—	$409,843
Transfers between areas	22,975	748	103	25,075	(48,901)	—

Net sales and transfers	$235,013	$84,715	$59,520	$79,496	$(48,901)	$409,843

Gross profit	$73,189	$18,289	$18,985	$22,404		$132,867
Selling and administrative	37,015	14,073	8,168	4,728		63,984

Operating income	$36,174	$4,216	$10,817	$17,676		$68,883

Capital expenditures	$3,623	$1,267	$1,992	$2,308		$9,190
Depreciation expense	$3,743	$1,396	$487	$1,776		$7,402

Note 4—Inventories

During the nine months ended October 31, 2012, inventories increased primarily due to additional product needed to meet expected customer demand and a business acquisition in Brazil. Inventories stated at the lower of average cost or market are presented below by major class (in thousands):

	October 31	January 31
	2012	2012
Finished goods	$34,758	$31,913
Raw materials and components	54,703	54,747

	$89,461	$86,660

Note 5—Goodwill

During the nine months ended October 31, 2012, goodwill increased due to the impact of changes in foreign currencies. We have no goodwill recorded in China. The following table provides a breakdown of goodwill by geographic region (in thousands):

	October 31	January 31
	2012	2012
Americas	$75,115	$74,914
Europe	10,275	10,332
Asia Pacific	2,934	2,928

	$88,324	$88,174

Note 6—Share-Based Compensation Plans

We have granted three types of share-based awards to officers, key managers and directors under our share based compensation plans; stock appreciation rights (“SARS”), restricted stock and stock options. The grant prices applicable to SARS and stock options are established by our Board of Directors’ Compensation Committee at the time the awards are granted. We have issued new common shares upon the exercise of all share-based awards, although we have the option of satisfying exercised SARs with cash.

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

Restricted stock is a grant of common shares to a recipient, subject to restrictions on transfer and possible forfeiture until vesting conditions are satisfied. Regardless of vesting, restricted shares have full voting rights and any dividends declared will be paid to the restricted stock recipient free of restrictions. Restricted shares granted to officers vest ratably over a period of three years. Restricted shares granted to directors prior to June 1, 2010 vest ratably over a period of four years and grants after May 31, 2010 vest after one year.

Stock options provide the holder the right to receive our common shares at an established price. No additional stock options can be granted under the terms of our plans. All outstanding stock options are fully vested and have a term of ten years from date of grant.

The following table provides the number of shares to be issued under our share-based plans, based on outstanding awards as of October 31, 2012 (in thousands):

	Stock Options	SARS and Restricted Stock
Common stock previously issued	1,259	221
Restricted stock previously issued	—	203
Shares issuable upon exercise of SARS, based on $64.99 share price at October 31, 2012	—	407
Shares issuable upon exercise of stock options	92	—

Estimated shares to be issued	1,351	831

Maximum shares of common stock to be issued per plan document	1,400	1,000

A summary of the status of our plans at October 31, 2012, together with changes during the nine months then ended, is presented in the following tables (in thousands, except per share amounts):

	Stock Options		SARS
		Weighted Average		Weighted Average
	Outstanding	Exercise Price	Outstanding	Exercise Price
	Awards	Per Share	Awards	Per Share
Balance at January 31, 2012	151	$14.72	855	$35.85
Granted	—	—	115	50.12
Exercised	(59)	14.24	(18)	30.19
Forfeited	—	—	(5)	73.73

Balance at October 31, 2012	92	$15.03	947	$37.50

	Restricted Stock Awards
		Weighted Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Unvested restricted stock at January 31, 2012	62	$41.14
Granted	44	45.42
Vested	(33)	39.44

Unvested restricted stock at October 31, 2012	73	$44.52

We calculate share-based compensation cost for stock options and SARS using the Black-Scholes option pricing model. The range of assumptions used to compute share-based compensation is as follows:

	Granted in	Granted Prior to
	Fiscal 2013	Fiscal 2013
Risk-free interest rate	1.6%	2.1% - 5.1%
Expected volatility	60.0%	40.0% - 56.0%
Expected dividend yield	2.8%	0.6% - 2.8%
Expected life (in years)	6	5 - 7
Weighted average fair value at date of grant	$22.44	$4.16 - $33.31

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

The following table shows the share-based compensation costs to be recognized in future periods for awards granted to date as of October 31, 2012 (in thousands):

Fiscal Year	Amount
2013*	$757
2014	2,554
2015	1,782
2016	864
2017	96

$6,053

*	Represents last three months of fiscal 2013.

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

Our specific environmental matters consist of the following:

Fairview, Oregon

In 1996, the Oregon Department of Environmental Quality issued two Records of Decision affecting our Fairview, Oregon manufacturing facility. The Records of Decision required us to initiate remediation activities related to the cleanup of groundwater contamination at and near the facility. Remediation activities have been conducted since 1996 and current estimates provide for some level of activity to continue through 2019. Costs of certain remediation activities at the facility are shared with The Boeing Company, with Cascade paying 70% of these costs. The recorded liability for ongoing remediation activities at our Fairview facility was $1.6 million at October 31, 2012 and $2.4 million at January 31, 2012.

Springfield, Ohio

In March 2010, we signed a Facility Lead Corrective Action Agreement (“Action Agreement”) with the Ohio Environmental Protection Agency, which outlines a more comprehensive remediation plan at our Springfield, Ohio facility. We had previously been performing our remediation activities under a consent order signed in 1994, which had required the installation of remediation systems for the cleanup of groundwater contamination. The Action Agreement specifies an action plan that would allow us to be more proactive in our environmental cleanup efforts. The current estimate is that the remediation activities will continue through 2019. The recorded liability for ongoing remediation activities in Springfield was $1 million at October 31, 2012 and $1.1 million at January 31, 2012.

As of October 31, 2012 and January 31, 2012, a total of $1.3 million of environmental costs are included on the consolidated balance sheet as a component of other accrued expenses.

Legal Proceedings

We are subject to legal proceedings, claims and litigation, in addition to the items discussed, arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect the ultimate costs to be material to our consolidated financial position, results of operations, or cash flows.

Two lawsuits have been filed against Cascade in connection with the proposed acquisition of Cascade by TICO as follows:

On November 1, 2012, a shareholder class action complaint was filed in the Circuit Court of the State of Oregon for the County of Multnomah, captioned IBEW Local 98 Pension Fund v. Cascade Corporation, et al., Case No. 1211-13867. The complaint names as defendants Cascade, TICO, Purchaser, and each of the Cascade directors (“Individual Defendants”). The complaint alleges generally that the Individual Defendants have breached their fiduciary duties and that Cascade, TICO and Purchaser aided and abetted the purported breaches of fiduciary duties. The complaint includes, among others, allegations that the Individual Defendants breached their fiduciary duties by initiating a sales process that undervalued Cascade, vesting themselves with benefits not shared equally by Cascade or the public shareholders, capping the price of Cascade at a level that does not adequately reflect Cascade’s true value and failing to ensure a fair process and maximization of shareholder value. The relief sought includes, among other things, an injunction prohibiting consummation of the proposed transaction, rescission (to the extent the proposed transaction has already been consummated) and the payment of plaintiffs’ attorneys’ fees and costs. Because this complaint is at a very early stage, it is not possible for us to determine whether there is a reasonable possibility that a loss has been incurred nor can we estimate the amount or range of potential loss.

On November 2, 2012, a second shareholder class action complaint was filed in the Circuit Court of the State of Oregon for the County of Multnomah, captioned Joseph Polyak v. Robert C. Warren, Jr., et al., Case No. 1211-13933. On November 9, 2012, an amended complaint was filed in this matter alleging generally that Individual Defendants breached their fiduciary duties and that Cascade, TICO, and Purchaser aided and abetted the purported breaches of fiduciary duties. The amended complaint includes, among others, allegations that the Individual Defendants breached their fiduciary duties by attempting to sell Cascade to TICO by means of an unfair process and for an unfair price. The amended complaint also generally alleges that the Individual Defendants breached their fiduciary duties by failing to disclose in the Schedule 14D-9 all information material to the decisions confronting Cascade’s shareholders in the Schedule 14D-9. The relief sought includes, among other things, an injunction prohibiting the consummation of the proposed transaction, rescission (to the extent that the proposed transaction has already been consummated), an accounting to plaintiff and other members of the class for damages resulting from any breach of fiduciary duties, and the payment of plaintiffs’ attorneys’ fees and costs. Because this complaint is at a very early stage, it is not possible for us to determine whether there is a reasonable possibility that a loss has been incurred nor can we estimate the amount or range of potential loss.

Note 8—Earnings Per Share

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended October 31		Nine Months Ended October 31
	2012	2011	2012	2011
Basic earnings per share:
Net income	$13,291	$19,575	$41,138	$49,850

Weighted average shares outstanding	11,124	11,016	11,090	10,979

	$1.19	$1.78	$3.71	$4.54

Diluted earnings per share:
Net income	$13,291	$19,575	$41,138	$49,850

Weighted average shares outstanding	11,124	11,016	11,090	10,979
Dilutive effect of stock awards	299	240	302	301

Diluted weighted average shares outstanding	11,423	11,256	11,392	11,280

	$1.16	$1.74	$3.61	$4.42

Basic earnings per share is based on the weighted average number of common shares outstanding for the period. Diluted weighted average common shares includes the incremental shares that would be issued upon the assumed exercise of stock options and SARS and the amount of unvested restricted stock. All unvested restricted stock was included in our calculation of incremental shares for the three and nine months ended October 31, 2012 because they were dilutive. The number of unexercised SARS that were not included in the calculation as the impact would be antidilutive are as follows (in thousands):

	Three Months Ended October 31		Nine Months Ended October 31
	2012	2011	2012	2011
Excluded Awards:
Unexercised SARS awards	259	231	259	188

Note 9—Supplemental Cash Flow Information

The following table presents information that supplements the consolidated statements of cash flows (in thousands):

	Three Months Ended October 31		Nine Months Ended October 31
	2012	2011	2012	2011
Cash paid during the period for:
Interest	$109	$225	$468	$851
Income taxes	$6,938	$(93)	$19,984	$14,058

Note 10—Benefit Plans

The following table represents the net periodic cost related to our defined benefit plans in England and France and our postretirement health benefit plan in the United States (in thousands):

	Defined Benefit		Postretirement Benefit
	Three Months Ended October 31		Three Months Ended October 31
	2012	2011	2012	2011
Net periodic benefit cost:
Service cost	$4	$4	$27	$22
Interest cost	96	115	85	95
Expected return on plan assets	(119)	(118)	—	—
Recognized prior service cost	—	—	(19)	(19)
Recognized net actuarial loss	8	29	6	—

	$(11)	$30	$99	$98

	Defined Benefit		Postretirement Benefit
	Nine Months Ended October 31		Nine Months Ended October 31
	2012	2011	2012	2011
Net periodic benefit cost:
Service cost	$12	$12	$81	$66
Interest cost	285	348	255	285
Expected return on plan assets	(353)	(357)	—	—
Recognized prior service cost	—	—	(57)	(57)
Recognized net actuarial loss	24	88	18	—

	$(32)	$91	$297	$294

Note 11—Recent Accounting Pronouncements

Impairment Test of Indefinite-Lived Intangible Asset

In July 2012, the Financial Accounting Standards Board issued an accounting update which amended how entities test for impairment of indefinite-lived intangible assets. The new guidance permits a company to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the annual impairment test. This guidance is effective for fiscal years beginning after September 15, 2012, and is effective for our first quarter of fiscal 2014. The adoption of the guidance is not expected to have an impact on our results of operations or financial position.

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

	2012	2011
Balance at January 31	$1,723	$1,339
Accruals for warranties issued during the period	2,119	1,950
Accruals for pre-existing warranties	129	102
Settlements during the period	(2,377)	(1,759)
Foreign currency changes	(9)	15

Balance at October 31	$1,585	$1,647

Note 13—Accumulated Other Comprehensive Income

During the nine months ended October 31, 2012, accumulated other comprehensive income decreased due to fluctuations in foreign currencies. The following table presents the changes in and the components of accumulated other comprehensive income (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Translation Adjustment	Minimum Pension Liability Adjustment	Total
Balance at January 31, 2012	$41,530	$(879)	$40,651
Currency translation adjustment	(614)	(16)	(630)

Balance at October 31, 2012	$40,916	$(895)	$40,021

Note 14—Income Taxes

The effective tax rate for the nine months ended October 31, 2012 was 30% compared with 26% for the nine months ended October 31, 2011 and 27% for the fiscal year ended January 31, 2012. For the first nine months of fiscal 2013, our effective tax rate was less than the US tax rate of 35% primarily due to lower tax rates in foreign jurisdictions where we earned income, and the first quarter release of a $1.7 million valuation allowance recorded against deferred tax assets in The Netherlands. The effective tax for the nine months ended October 31, 2012 is higher than the effective tax rate for the full year ended January 31, 2012 mostly due to the release of a $3.6 million valuation allowance relating to improved financial performance in The Netherlands in fiscal 2012, compared to the release of $1.7 million in tax valuation allowance in The Netherlands during the current year.

In recent years, we have recorded significant deferred tax assets related to net operating losses in Europe. In assessing the ability to realize these deferred tax assets, we considered whether it is more-likely-than-not that some portion or all of our deferred tax assets will not be realized through the generation of future taxable income. Management quarterly assesses the need for valuation allowances on deferred tax assets based on all available positive and negative evidence. The primary negative evidence is continuing operating losses. Positive evidence consists of improved financial performance over time due to market conditions, restructuring activities and expected future taxable income. If the estimates of future taxable income vary from actual results, our assessment regarding the realization of these deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in the Company’s financial statements in the period the estimate is changed, with a corresponding adjustment to operating results. Changes in estimates may occur often and can have a significant favorable or unfavorable impact on the Company’s operating results period-to-period.

At October 31, 2012, we continue to provide valuation allowances of $25 million against deferred tax assets relating to net operating loss carryforwards generated in Europe that we currently do not expect to realize.

As of October 31, 2012, our liability for uncertain tax positions was $5.8 million, excluding interest and penalties. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of October 31, 2012, we had approximately $2.3 million of accrued interest and penalties related to uncertain tax positions.

We are subject to taxation primarily in the jurisdictions where we have operations. As of October 31, 2012, we remain subject to examination in various state and foreign jurisdictions for the 2003 – 2011 fiscal tax years.

Note 15—Australia Flood

Our operations in Brisbane, Australia, were significantly disrupted in January 2011 due to damage from flooding caused by heavy rainfall in the Queensland, Australia region. During fiscal 2012, we restored our operations to pre-flood conditions.

The flood resulted in charges of $2.8 million during the first nine months of fiscal 2012. We have not incurred any charges during fiscal 2013. We received $5.1 million of insurance proceeds during the first nine months of fiscal 2012. We may receive additional insurance proceeds in the fourth quarter of up to $4 million for capital expenditures related to equipment not yet placed in service. We have not yet received any insurance proceeds during the current year.

The following table shows flood-related costs and insurance proceeds recorded during fiscal 2012 (in thousands):

	Three Months Ended	Nine Months Ended
	October 31, 2011	October 31, 2011
Cost of Goods Sold Related
Flood-related costs	$(9)	$630
Insurance proceeds	—	(2,666)

Net recovery	(9)	(2,036)

Selling, General & Administrative Related
Flood-related costs	132	2,131
Insurance proceeds	—	(2,397)

Net expense (recovery)	132	(266)

Total Flood Related
Flood-related costs	123	2,761
Insurance proceeds	—	(5,063)

Net recovery	$123	$(2,302)

Note 16—Fair Value of Financial Assets and Liabilities

The fair value of our financial instruments represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount of our cash equivalents, trade receivables and payables and notes payable to banks approximates fair value due to the short maturity of these instruments. The long-term debt balance recorded on the Company’s balance sheet as of October 31, 2012 and January 31, 2012 approximates fair value, due to the variable interest rate on the debt and consideration of credit risk, and is a level 2 liability in the fair value hierarchy.

Note 17—Acquisition

In March 2012, we purchased the assets, including inventory, accounts receivable and intangible assets, of our exclusive distributor located in Santos, Brazil. The total purchase price was $1.2 million.

Note 18—Proposed Sale of Cascade Corporation

On October 22, 2012, Cascade entered into a definitive agreement and plan of merger with TICO and Industrial Components and Attachments II, Inc., an indirect wholly owned subsidiary of TICO (“Purchaser”), pursuant to which TICO has agreed, subject to the terms and conditions of the merger agreement, to acquire 100 percent of Cascade’s outstanding shares of common stock for $65 per share in cash, in a transaction with a total value of approximately $759 million.

The merger agreement provides that the acquisition will be effected first through a tender offer by Purchaser (the “Offer”) to acquire all of the outstanding shares of common stock, par value $0.50 per share, of Cascade, for $65.00 per share (the “Offer Price”), followed by a second-step merger of Purchaser into Cascade, with Cascade surviving as an indirect wholly owned subsidiary of TICO. As a consequence of the merger, all Cascade shares not accepted for tender in the Offer will be converted into the right to receive the Offer Price.

Pursuant to the terms of the merger agreement, Purchaser commenced the Offer on November 2, 2012, and the Offer was originally scheduled to expire on December 3, 2012; however, the Offer is now expected to expire no earlier than December 4, 2012, due to TICO’s withdrawal and re-filing of regulatory filings in the United States, unless extended beyond that date in accordance with the terms of the merger agreement.

The closing of the Offer is conditioned upon satisfaction or waiver of customary closing conditions, including, without limitation, Cascade’s shareholders validly tendering at least a majority of Cascade’s outstanding common shares (on a fully diluted basis), there being no legal restraints prohibiting the Offer, the second-step merger, or the other transaction contemplated by the merger agreement, and expiration or termination of the applicable waiting periods under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the German Act Against Restraints on Competition.

The merger agreement includes customary termination provisions in favor of both Cascade and TICO and provides that, in connection with the termination of the merger agreement, under certain circumstances, Cascade must pay TICO a termination fee.

On November 2, 2012, TICO filed with the SEC a tender offer statement on Schedule TO and the Company filed with the SEC a Solicitation/Recommendation Statement on Schedule 14D-9 regarding the Offer. These filings include additional important and detailed information regarding the proposed acquisition of Cascade by TICO.

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

RECENT TRENDS AND DEVELOPMENTS AFFECTING OUR RESULTS

Proposed Sale of Cascade Corporation

On October 22, 2012, Cascade entered into a definitive agreement and plan of merger with TICO and Industrial Components and Attachments II, Inc., an indirect wholly owned subsidiary of TICO (“Purchaser”), pursuant to which TICO has agreed, subject to the terms and conditions of the merger agreement, to acquire 100 percent of Cascade’s outstanding shares of common stock for $65 per share in cash, in a transaction with a total value of approximately $759 million.

The merger agreement provides that the acquisition will be effected first through a tender offer by Purchaser (the “Offer”) to acquire all of the outstanding shares of common stock, par value $0.50 per share, of Cascade, for $65.00 per share (the “Offer Price”), followed by a second-step merger of Purchaser into Cascade, with Cascade surviving as an indirect wholly owned subsidiary of TICO. As a consequence of the merger, all Cascade shares not accepted for tender in the Offer will be converted into the right to receive the Offer Price.

Pursuant to the terms of the merger agreement, Purchaser commenced the Offer on November 2, 2012, and the Offer was originally scheduled to expire on December 3, 2012; however, the Offer is now expected to expire no earlier than December 4, 2012, due to TICO’s withdrawal and re-filing of regulatory filings in the United States, unless extended beyond that date in accordance with the terms of the merger agreement.

The closing of the Offer is conditioned upon satisfaction or waiver of customary closing conditions, including, without limitation, Cascade’s shareholders validly tendering at least a majority of Cascade’s outstanding common shares (on a fully diluted basis), there being no legal restraints prohibiting the Offer, the second-step merger, or the other transaction contemplated by the merger agreement, and expiration or termination of the applicable waiting periods under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the German Act Against Restraints on Competition.

The merger agreement includes customary termination provisions in favor of both Cascade and TICO and provides that, in connection with the termination of the merger agreement, under certain circumstances, Cascade must pay TICO a termination fee.

On November 2, 2012, TICO filed with the SEC a tender offer statement on Schedule TO and the Company filed with the SEC a Solicitation/Recommendation Statement on Schedule 14D-9 regarding the Offer. These filings include additional important and detailed information regarding the proposed acquisition of Cascade by TICO.

Global Economic & Lift Truck Market Conditions

Volatility in the global lift truck market is continuing. The Americas, Europe and Asia Pacific markets experienced flat to moderate growth. China’s shipments were well below prior year shipments, which were at record levels.

The following tables show the quarter-over-quarter percent change in global lift truck shipments and orders by region:

	Lift Truck Shipments	Lift Truck Orders
	Q3 Fiscal 2013 vs 2012	Q3 Fiscal 2013 vs 2012
Americas	(1%)	5%
Europe	(4%)	1%
Asia Pacific	0%	(1%)
China	(15%)	(8%)
Global	(5%)	(1%)

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

COMPARISON OF THIRD QUARTER OF FISCAL 2013 AND FISCAL 2012

Executive Summary

	Three Months Ended October 31
	2012	2011	Change	Change %
	(In thousands except per share amounts)
Net sales	$137,193	$138,024	$(831)	(1%)
Gross profit %	31%	33%
Operating income	$18,410	$23,399	$(4,989)	(21%)
Operating income %	13%	17%
Income before taxes	$18,444	$23,001	$(4,557)	(20%)
Provision for income taxes	5,153	$3,426	$1,727	50%
Effective tax rate	28%	15%
Net income	$13,291	$19,575	$(6,284)	(32%)
Diluted earnings per share	$1.16	$1.74	$(0.58)	(33%)

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$1,105	1%
Foreign currency change	(1,936)	(2%)

Total	$(831)	(1%)

The following is an overview for the three months ended October 31, 2012 and 2011. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Consolidated net sales increased slightly due to higher sales of products related to the construction industry in the Americas region.

•	Our consolidated gross profit percentage decreased to 31% during the third quarter of fiscal 2013 primarily due to proportionately higher sales of lower margin products.

•	Selling and administrative expense increased due primarily to approximately $1.9 million of costs related to the pending acquisition by Toyota Industries Corporation.

•

Operating income decreased 21% primarily due to the combined effects of our lower gross proft percentage and increases in selling and administrative expenses primarily related to our proposed acquisition by TICO.

•

The effective tax rate of 28% during the third quarter of fiscal 2013 was higher than the effective tax rate of 15% in the third quarter of fiscal 2012 primarily due to the release of a $3.6 million tax valuation allowance in The Netherlands in the prior period.

Americas

	Three Months Ended October 31
	2012	2011	Change	Change %
Net sales	$78,857	$73,309	$5,548	8%
Transfers between areas	5,299	6,946	(1,647)	(24%)

Net sales and transfers	84,156	80,255	3,901	5%

Cost of goods sold	59,180	53,755	5,425	10%

Gross profit	24,976	26,500	(1,524)	(6%)
Gross profit %	30%	33%
Selling and administrative	14,837	12,373	2,464	20%

Operating income	$10,139	$14,127	$(3,988)	(28%)

Operating income %	12%	18%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$5,499	8%
Foreign currency change	49	0%

Total	$5,548	8%

The following summarizes financial results for the Americas for the third quarter of fiscal 2013. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 8% primarily due to higher sales volumes of products to the construction industry.

•	Our gross profit percentage was lower compared to the prior year due to proportionately higher sales of lower margin products, including to the construction industry.

•	Selling and administrative expense increased due primarily to approximately $1.9 million of costs related to the pending acquisition by Toyota Industries Corporation.

Europe

	Three Months Ended October 31
	2012	2011	Change	Change %
Net sales	$22,495	$27,184	$(4,689)	(17%)
Transfers between areas	222	107	115	107%

Net sales and transfers	22,717	27,291	(4,574)	(17%)

Cost of goods sold	18,638	21,524	(2,886)	(13%)

Gross profit	4,079	5,767	(1,688)	(29%)
Gross profit %	18%	21%
Selling and administrative	4,014	4,658	(644)	(14%)

Operating income	$65	$1,109	$(1,044)	(94%)

Operating income %	0%	4%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$(2,813)	(10%)
Foreign currency change	(1,876)	(7%)

Total	$(4,689)	(17%)

The following summarizes financial results for Europe for the third quarter of fiscal 2013. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales decreased 10% primarily as a result of a weakening lift truck market reflective of economic conditions in Europe.

•	The decrease in our gross profit percentage is a result of lower cost absorption due to decreased sales volumes and higher product costs.

•	Selling and administrative costs decreased during the current year primarily due to foreign currency rate changes and lower personnel and consulting costs.

Asia Pacific

	Three Months Ended October 31
	2012	2011	Change	Change %
Net sales	$19,741	$20,158	$(417)	(2%)
Transfers between areas	15	15	—	0%

Net sales and transfers	19,756	20,173	(417)	(2%)

Cost of goods sold	14,004	14,261	(257)	(2%)

Gross profit	5,752	5,912	(160)	(3%)
Gross profit %	29%	29%
Selling and administrative	3,111	3,007	104	3%

Operating income	$2,641	$2,905	$(264)	(9%)

Operating income %	13%	14%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$(104)	0%
Foreign currency change	(313)	(2%)

Total	$(417)	(2%)

The following summarizes financial results for Asia Pacific for the third quarter of fiscal 2013. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales in the region remained flat as an increase in sales in Australia was offset by sales decreases in Japan and Korea.

•	In general, operating results during the third quarter of fiscal 2012 were relatively consistent with the prior year as econcomic conditions in this region remained stable.

China

	Three Months Ended October 31
	2012	2011	Change	Change %
Net sales	$16,100	$17,373	$(1,273)	(7%)
Transfers between areas	7,590	9,016	(1,426)	(16%)

Net sales and transfers	23,690	26,389	(2,699)	(10%)

Cost of goods sold	16,409	19,385	(2,976)	(15%)

Gross profit	7,281	7,004	277	4%
Gross profit %	31%	27%
Selling and administrative	1,716	1,746	(30)	(2%)

Operating income	$5,565	$5,258	$307	6%

Operating income %	23%	20%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$(1,477)	(8%)
Foreign currency change	204	1%

Total	$(1,273)	(7%)

The following summarizes financial results for China for the third quarter of fiscal 2013. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales decreased 8% primarily due to a slowdown in the Chinese economy and the lift truck industry.

•	Our gross profit percentage increased due to an increased percentage of higher margin product sales and a reduction in the cost of steel.

COMPARISON OF THE FIRST NINE MONTHS OF FISCAL 2013 AND FISCAL 2012

Executive Summary

	Nine Months Ended October 31
	2012	2011	Change	Change %
	(In thousands except per share amounts)
Net sales	$414,838	$409,843	$4,995	1%
Gross profit %	31%	32%
Operating income	$59,160	$68,883	$(9,723)	(14%)
Operating income %	14%	17%
Income before taxes	$58,748	$67,369	$(8,621)	(13%)
Provision for income taxes	$17,610	$17,519	$91	1%
Effective tax rate	30%	26%
Net income	$41,138	$49,850	$(8,712)	(17%)
Diluted earnings per share	$3.61	$4.42	$(0.81)	(18%)

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$11,666	3%
Foreign currency change	(6,671)	(2%)

Total	$4,995	1%

The following is an overview for the nine months ended October 31, 2012 and 2011. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Consolidated net sales increased 3% due to higher sales volumes as a result of increased demand in the construction industry and a strong lift truck market in the Americas and Asia Pacific regions.

•	Our consolidated gross profit percentage decreased during fiscal 2013 as a result of increased sales of lower margin product.

•

Operating income was impacted during the current year by a 9% increase in selling and administrative expenses primarily due to $1.9 million of costs associated with the pending sale of the Company to Toyota Industries Corporation and higher personnel costs, professional and legal expenses, consulting fees, product liability costs and warranty charges.

•

The higher effective tax rate in the current year is primarily due to the release of a $3.6 million tax valuation allowance in The Netherlands during the prior year, compared to the release of $1.7 million in tax valuation allowance in The Netherlands during the current year.

Americas

	Nine Months Ended October 31
	2012	2011	Change	Change %
Net sales	$231,142	$212,038	$19,104	9%
Transfers between areas	18,995	22,975	(3,980)	(17%)

Net sales and transfers	250,137	235,013	15,124	6%

Cost of goods sold	176,114	161,824	14,290	9%

Gross profit	74,023	73,189	834	1%
Gross profit %	30%	31%
Selling and administrative	41,867	37,015	4,852	13%

Operating income	$32,156	$36,174	$(4,018)	(11%)

Operating income %	13%	15%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$19,679	9%
Foreign currency change	(575)	0%

Total	$19,104	9%

The following summarizes financial results for the Americas for the first nine months of fiscal 2013. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 9% due to higher sales volumes as a result of a strong lift truck market in the Americas, higher sales of products to the construction industry and sales price increases.

•	Our gross profit percentage decreased slightly compared to the prior year as the benefit of higher sales volumes was more than offset by higher sales of lower margin product.

•

Selling and administrative expense increased due to $1.9 million of costs associated with the pending sale of the Company to Toyota Industries Corporation and higher consulting, personnel, insurance and product liability costs.

Europe

	Nine Months Ended October 31
	2012	2011	Change	Change %
Net sales	$72,522	$83,967	$(11,445)	(14%)
Transfers between areas	672	748	(76)	(10%)

Net sales and transfers	73,194	84,715	(11,521)	(14%)

Cost of goods sold	58,818	66,426	(7,608)	(11%)

Gross profit	14,376	18,289	(3,913)	(21%)
Gross profit %	20%	22%
Selling and administrative	12,444	14,073	(1,629)	(12%)

Operating income	$1,932	$4,216	$(2,284)	(54%)

Operating income %	3%	5%

Details of the change in net sales compared to the prior year quarter are as follows (in thousands):

	Amount	Change %
Net sales change	$(5,052)	(6%)
Foreign currency change	(6,393)	(8%)

Total	$(11,445)	(14%)

The following summarizes financial results for Europe for the first nine months of fiscal 2013. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales decreased 6% primarily as a result of a weakening lift truck market, due to economic conditions in the region.

•	The decrease in our gross profit percentage is a result of lower cost absorption due to decreased sales volumes and higher product costs from changes in foreign currency rates.

Asia Pacific

	Nine Months Ended October 31
	2012	2011	Change	Change %
Net sales	$62,134	$59,417	$2,717	5%
Transfers between areas	55	103	(48)	(47%)

Net sales and transfers	62,189	59,520	2,669	4%

Cost of goods sold	44,542	40,535	4,007	10%

Gross profit	17,647	18,985	(1,338)	(7%)
Gross profit %	28%	32%
Selling and administrative	8,917	8,168	749	9%

Operating income	$8,730	$10,817	$(2,087)	(19%)

Operating income %	14%	18%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$3,543	6%
Foreign currency change	(826)	(1%)

Total	$2,717	5%

The following summarizes financial results for Asia Pacific for the first nine months of fiscal 2013. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales increased 6% primarily due to higher sales volumes as a result of a strong lift truck market throughout the region.

•

Our prior year gross profit percentage included net insurance proceeds of $2 million related to the Australia flood. Without these insurance proceeds, the gross profit percentage would have been 28% for both years.

•

During the first nine months of fiscal 2012, operating income reflects $2.3 million from net flood insurance proceeds related to the Australia flood. We did not receive any insurance proceeds and did not incur any significant flood related costs during the first nine months of fiscal 2013.

China

	Nine Months Ended October 31
	2012	2011	Change	Change %
Net sales	$49,040	$54,421	$(5,381)	(10%)
Transfers between areas	24,149	25,075	(926)	(4%)

Net sales and transfers	73,189	79,496	(6,307)	(8%)

Cost of goods sold	51,793	57,092	(5,299)	(9%)

Gross profit	21,396	22,404	(1,008)	(4%)
Gross profit %	29%	28%
Selling and administrative	5,054	4,728	326	7%

Operating income	$16,342	$17,676	$(1,334)	(8%)

Operating income %	22%	22%

Details of the change in net sales compared to the prior year are as follows (in thousands):

	Amount	Change %
Net sales change	$(6,504)	(12%)
Foreign currency change	1,123	2%

Total	$(5,381)	(10%)

The following summarizes financial results for China for the first nine months of fiscal 2013. All percentage change comparisons to the prior year exclude the impact of foreign currencies:

•	Net sales decreased 12% primarily due to a slowdown in the Chinese economy and lift truck industry.

•

Our gross profit percentage increased compared to the prior year as the impact of lower cost absorption due to decreased sales volumes was more than offset by decreased sales volumes of lower margin product and decreases in steel prices.

CASH FLOWS

Statements of Cash Flows

The statements of cash flows reflect the changes in cash and cash equivalents for the three and nine months ended October 31, 2012 and October 31, 2011 by classifying transactions into three major categories of activities: operating, investing and financing.

The following table presents a summary of our cash flows:

	Three Months Ended October 31		Nine Months Ended October 31
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Operating activities	$15,682	$19,708	$32,836	$28,945
Investing activities	(3,627)	(3,360)	(10,471)	(8,016)
Financing activities	(15,706)	(29,219)	(11,594)	(25,908)
Effect of exchange rate changes	(450)	523	(451)	(263)

Net change in cash and cash equivalents	$(4,101)	$(12,348)	$10,320	$(5,242)

Operating Activities

Our primary source of liquidity is cash generated from operating activities, which is measured as net income adjusted for changes in working capital and non-cash operating items such as depreciation, amortization and share-based compensation.

The following are operating activity highlights:

•

Net income was lower during fiscal 2013 compared to fiscal 2012 primarily due to higher gross profit and lower selling and administrative costs during fiscal 2012 and flood insurance proceeds received in the prior year.

•

Inventories increased $2 million during fiscal 2013 primarily due to product needed to meet expected customer demand and a business acquisition in Brazil, compared to an increase of $17 million during fiscal 2012 as a result of a significant increase in customer demand.

•

During the first nine months of fiscal 2013 and fiscal 2012, accounts receivable increased primarily as a result of higher sales. However, the accounts receivable increase during fiscal 2012 was significantly higher.

Investing Activities

Our primary investing activity is capital expenditures, which are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear and tear. Capital expenditures by geographic segment were as follows (in thousands):

	Three Months Ended October 31		Nine Months Ended October 31
	2012	2011	2012	2011
Americas	$2,245	$1,528	$5,262	$3,623
Europe	566	495	1,207	1,267
Asia Pacific	209	842	1,362	1,992
China	584	617	1,530	2,308

	$3,604	$3,482	$9,361	$9,190

The following are investing activity highlights:

•

We expect capital expenditures for the remainder of fiscal 2013 to be approximately $6 million. This includes $4 million for routine expenditures and $2 million to replace equipment damaged in the Australia flood last year.

•	We acquired the assets, primarily inventory, accounts receivable and intangible assets, of our Brazilian distributor during the first quarter of fiscal 2013 for $1.2 million.

Financing Activities

The following are financing activity highlights:

•	We declared and paid dividends totaling $11.7 million ($1.05 per share) during fiscal 2013 and $7.2 million ($0.65 per share) during fiscal 2012.

FINANCIAL CONDITION AND LIQUIDITY

The following are highlights regarding our financial condition and liquidity for the first nine months of fiscal 2013:

•

Total outstanding debt at October 31, 2012, was $3.2 million, a decrease of approximately $2.4 million compared to our January 31, 2012 debt balance. Our cash balance at October 31, 2012 was $35 million, an increase of $10 million compared to our January 31, 2012 cash balance. We anticipate paying down long-term debt during the remainder of fiscal 2013.

•

As of October 31, 2012, outstanding borrowings under our $100 million credit facility totaled $3.2 million with an additional $0.7 million used to issue letters of credit. Based on these borrowings, the additional amount that may be borrowed under our credit facility is $96.1 million.

•

We were in compliance with our debt covenants at October 31, 2012. We believe our cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to satisfy our expected working capital, capital expenditures and debt payment requirements for at least the next twelve months.

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

OFF BALANCE SHEET ARRANGEMENTS

At October 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

Impairment Test of Indefinite-Lived Intangible Asset

In July 2012, the Financial Accounting Standards Board issued an accounting update which amended how entities test for impairment of indefinite-lived intangible assets. The new guidance permits a company to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the annual impairment test. This guidance is effective for fiscal years beginning after September 15, 2012, and is effective for our first quarter of fiscal 2014. The adoption of the guidance is not expected to have an impact on our results of operations or financial position.

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

The following table represents the three-month percentage change from July 31, 2012 to October 31, 2012 and the nine-month percentage change from January 31, 2012 to October 31, 2012 in the end of month foreign currency rates compared to the U.S. dollar used by our significant operations. As a result of these changes, foreign currency translation adjustments increased shareholders’ equity by $3.4 million during the quarter ended October 31, 2012 and decreased shareholders’ equity by $0.6 million during the first nine months of fiscal 2013.

	Change for	Change for
	Three Months Ended	Nine Months Ended
Currency	October 31, 2012	October 31, 2012
Euro	5%	(1%)
Korean Won	4%	3%
British Pound	3%	2%
Chinese Yuan	2%	1%
Canadian Dollar	0%	0%
Australian Dollar	(1%)	(2%)
Japanese Yen	(2%)	(4%)

The table below illustrates the hypothetical increase in net sales for the third quarter of fiscal 2013 resulting from a 10% weaker U.S. dollar against foreign currencies which impact our operations (in millions):

Euro	$1.7
Chinese Yuan	1.6
Australian Dollar	0.8
Canadian Dollar	0.7
Japanese Yen	0.7
British Pound	0.4
Korean Won	0.4
Other currencies (representing 2% of consolidated net sales)	0.2

$6.5

A 10% weaker U.S. dollar during the quarter, measured against foreign currencies that affect our operations, would have increased our operating income by approximately $1.4 million.

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

Presuming that the full impact of steel price increases is reflected in all steel and steel based component purchases, we estimate our gross profit percentage would decrease by approximately 0.4% for each 1.0% increase in steel prices. Based on our statement of income for the three months ended October  31, 2012, a 1.0% increase in steel prices would have decreased consolidated gross profit by approximately $0.5 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the three months ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Two lawsuits have been filed against Cascade in connection with the proposed acquisition of Cascade by TICO as follows:

On November 1, 2012, a shareholder class action complaint was filed in the Circuit Court of the State of Oregon for the County of Multnomah, captioned IBEW Local 98 Pension Fund v. Cascade Corporation, et al., Case No. 1211-13867. The complaint names as defendants Cascade, TICO, Purchaser, and each of the Cascade directors (“Individual Defendants”). The complaint alleges generally that the Individual Defendants have breached their fiduciary duties and that Cascade, TICO and Purchaser aided and abetted the purported breaches of fiduciary duties. The complaint includes, among others, allegations that the Individual Defendants breached their fiduciary duties by initiating a sales process that undervalued Cascade, vesting themselves with benefits not shared equally by Cascade or the public shareholders, capping the price of Cascade at a level that does not adequately reflect Cascade’s true value and failing to ensure a fair process and maximization of shareholder value. The relief sought includes, among other things, an injunction prohibiting consummation of the proposed transaction, rescission (to the extent the proposed transaction has already been consummated) and the payment of plaintiffs’ attorneys’ fees and costs.

On November 2, 2012, a second shareholder class action complaint was filed in the Circuit Court of the State of Oregon for the County of Multnomah, captioned Joseph Polyak v. Robert C. Warren, Jr., et al., Case No. 1211-13933. On November 9, 2012, an amended complaint was filed in this matter alleging generally that Individual Defendants breached their fiduciary duties and that Cascade, TICO, and Purchaser aided and abetted the purported breaches of fiduciary duties. The amended complaint includes, among others, allegations that the Individual Defendants breached their fiduciary duties by attempting to sell Cascade to TICO by means of an unfair process and for an unfair price. The amended complaint also generally alleges that the Individual Defendants breached their fiduciary duties by failing to disclose in the Schedule 14D-9 all information material to the decisions confronting Cascade’s shareholders in the Schedule 14D-9. The relief sought includes, among other things, an injunction prohibiting the consummation of the proposed transaction, rescission (to the extent that the proposed transaction has already been consummated), an accounting to plaintiff and other members of the class for damages resulting from any breach of fiduciary duties, and the payment of plaintiffs’ attorneys’ fees and costs.

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

CASCADE CORPORATION

November 30, 2012
/s/ JOSEPH G. POINTER
Joseph G. Pointer
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated October 22, 2012, by and among Cascade Corporation, Toyota Industries Corporation, and Industrial Components and Attachments II, Inc., filed as Exhibit 2.1 to Cascade’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2012. (1)

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by Reference